Form 10-Q
period 1996-03-31
AFFINITY GROUP INC
filed 1996-05-15
CIK 910560

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

         Quarterly Report Under Section 13 or 15 (d) of
               The Securities Exchange Act of 1934

For Quarter Ended:                           Commission File Number
March 31, 1996                                      0-22852
 _______________________________________________________________

                      AFFINITY GROUP, INC.
        (Exact name of registrant as specified in its charter)

Delaware                                               13-3377709
(State of incorporation or organization)          (I.R.S. Employer
Identification No.)

64 Inverness Drive East                           (303) 792-7284
Englewood, CO  80112                              (Registrant's
telephone (Address of principal executive offices) number, including area code.)

_________________________________________________________________


  SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                              NONE
  SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                  11 1/2% senior Subordinated Notes Due 2003

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES __X__      NO  __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Outstanding as of
Class                                                May 11,1996
Preferred stock, $.001 par value                         none
Common Stock,    $.001 par value                         2,000

            DOCUMENTS INCORPORATED BY REFERENCE: None








              AFFINITY GROUP, INC. and SUBSIDIARIES

                              INDEX

                              Page

Part I.  Financial Information

Item 1: Financial Statements

          Consolidated Balance Sheets                            1
          As of March 31, 1996 and December 31, 1995

          Consolidated Statements of Operations                  2
          For the three months ended March 31, 1996 and 1995

          Consolidated Statements of Cash Flows                  3
          For the three months ended March 31, 1996 and 1995

          Notes to Consolidated Financial Statements             4


Item 2:   Management's Discussion and Analysis of Financial      5
          Condition and Results of Operations



Part II.    Other Information                                    8


Signatures                                                       9

ITEM:1

              AFFINITY GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1996 AND DECEMBER 31, 1995
                         (In Thousands)
                           (Unaudited)

CURRENT ASSETS:                               3/31/96             12/31/95
                                              -------             --------
     Cash and cash equivalents               $  3,677            $  3,746
     Investments                                1,345               1,514
     Accounts receivable                       11,185              15,624
     Notes receivable from affiliate              --                3,113
     Inventories                                3,405               4,046
     Prepaid expenses and other assets          5,832               5,794
     Deferred tax asset-current                 2,083               1,907
                                               ------              ------
          Total current assets                 27,527              35,744

PROPERTY AND EQUIPMENT                         10,770              10,876
LOANS RECEIVABLE                                7,929               8,474
INTANGIBLE ASSETS                             121,178             122,579
DEFERRED TAX ASSET                             16,248              16,503
RESTRICTED INVESTMENTS                          2,015               2,015
OTHER ASSETS                                    4,547               4,556
                                              -------             -------
                                             $190,214            $200,747
                                              =======             =======

              LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
     Accounts payable                        $  1,775            $  4,730
     Accrued interest                           6,433               3,058
     Accrued liabilities                       12,024              16,582
     Customer deposits                         11,591              10,974
     Current portion of long-term debt          4,644               4,665
                                               ------              ------
          Total current liabilities            35,467              40,009

DEFERRED REVENUES                              72,815              71,133
LONG-TERM DEBT                                151,479             159,831
OTHER LONG-TERM LIABILITIES                     7,324               7,737
                                              -------             -------
                                              268,085             278,710

COMMITMENTS AND CONTINGENCIES                     --                 --

STOCKHOLDER'S DEFICIT:
     Preferred stock, $.001 par value,
      1,000 shares authorized, none
      issued or outstanding                       --                --
     Common stock $.001 par value,
      2,000 shares authorized, 2,000
      shares issued and outstanding                 1                    1
     Additional paid-in capital, net           12,021               12,021
     Accumulated deficit                      (89,893)             (89,985)
                                              --------             --------
          Total stockholder's deficit         (77,871)             (77,963)
                                              --------             --------
          Total liabilities and
           stockholder's deficit             $190,214             $200,747
                                             ========             ========

         See Notes to Consolidated Financial Statements.

                                1
              AFFINITY GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In Thousands)
                           (Unaudited)




                                                  QUARTER ENDED
                                               3/31/96       3/31/95
REVENUES:                                      -------       -------

     Membership services                     $  24,779      $  25,074
     Publications                                8,194          8,167
                                                ------         ------
                                                32,973         33,241
                                                ------         ------
COSTS AND EXPENSES:
     Membership services                        14,819         14,503
     Publications                                7,548          6,653
     General and administrative                  4,123          4,570
     Depreciation and amortization               2,127          2,462
                                                ------         ------
                                                28,617         28,188
                                                ------         ------
INCOME FROM OPERATIONS                           4,356          5,053

NON-OPERATING EXPENSES:
     Interest expense, net                      (4,176)        (4,174)
     Other non-operating, net                      --              76
                                                 -----          -----
                                                (4,176)        (4,098)
                                                 -----          -----
NET INCOME BEFORE INCOME TAXES                     180            955

INCOME TAX (PROVISION)                             (88)          (497)
                                                  -----         -----

NET INCOME                                   $      92      $     458
                                                  =====         ======





         See Notes to Consolidated Financial Statements.

                                2



              AFFINITY GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (Unaudited)

                                                  QUARTER ENDED
                                             3/31/96        3/31/95
                                             -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $    92        $    458
  Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization             2,127           2,462
     Deferred tax expense                         88             497
     Provision for losses on accounts receivable   9             128
     Deferred phantom stock compensation          --             500
     Gain on disposal of property and equipment   --             (76)
     Changes in assets and liabilities:
        Accounts receivable                    4,430           1,016
        Inventories                              641             875
        Prepaids and other assets                (29)           (699)
        Loans receivable                         545              --
        Accounts payable                      (2,955)            (28)
        Accrued and other liabilities         (1,603)            (75)
        Customer deposits                        617              --
        Deferred revenues                      1,682           1,337
                                               -----           -----
      Net cash provided by operating activities
                                               5,644           6,395

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                       (370)           (469)
     Proceeds from sale of property and equipment --             282
     Sale of investments                         169              --
     Changes in intangible assets               (252)             37
     Notes receivable from affiliate           3,113              --
                                               -----            -----
          Net cash provided by (used in)
investing activities                           2,660            (150)
                                               -----            -----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                               --          (3,000)
     Borrowings on long-term debt              8,050          32,856
     Principal payments of long-term debt    (16,423)        (36,447)
                                             --------        --------
      Net cash used in financing activities   (8,373)         (6,591)
                                             --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS        (69)           (346)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF THE PERIOD                       3,746             346
                                               -----            -----
CASH AND CASH EQUIVALENTS AT
 END OF THE PERIOD                           $ 3,677         $    --
                                               =====            =====
Supplemental disclosures of cash flow information:

     Cash paid during the period for:
        Interest                             $   893        $     805
        Income taxes                              --               49


         See Notes to Consolidated Financial Statements.

                                3


              AFFINITY GROUP, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                           (Unaudited)


(1)  BASIS OF PRESENTATION


The financial statements included herein include the results of Affinity Group, Inc. and subsidiaries (the Company) without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's 10-K report for the year ended December 31, 1995 as filed with the Securities and Exchange Commission. In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.





                                4
              AFFINITY GROUP, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

ITEM: 2

The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase/(decrease) between periods:




                                            QUARTER ENDED
                                   3/31/96   3/31/95   Inc/(Dec)
                                   -------   -------   ---------
REVENUES:
     Membership services            75.15%    75.43%    (1.18%)
     Publications                   24.85%    24.57%       --
                                   100.00%   100.00%      (.8%)

COSTS AND EXPENSES:
     Membership services            44.94%    43.63%     2.18%
     Publications                   22.89%    20.01%    13.45%
     General and administrative     12.50%    13.75%    (9.78%)
     Depreciation and amortization   6.45%     7.41%   (13.61%)
                                    -----     -----     -----
                                    86.79%    84.80%     1.52%
                                    -----     -----     -----
INCOME FROM OPERATIONS              13.21%    15.20%   (13.79%)

NON-OPERATING EXPENSES:
     Interest expense, net         (12.66%)  (12.56%)      --
     Other non-operating, net           --      .23%  (100.00%)
                                    ------    ------    -----
                                   (12.66%)  (12.33%)    1.90%
                                    -----     -----     -----
NET INCOME BEFORE INCOME TAXES        .55%     2.87%   (81.15%)

INCOME TAX (PROVISION)               (.27%)   (1.49%)  (82.29%)
                                    -----      -----    -----
NET INCOME                            .28%     1.38%   (79.91%)
                                    =====      ====     =====



                                5
RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared With Three Months Ended
March 31, 1995


Revenues for the first quarter of 1996 of $33.0 million declined by $200,000 from the first quarter of 1995. Affinity Thrift and Loan and Affinity Insurance Group operations, acquired in the second half of 1995, contributed revenue of $239,000 in the first quarter of 1996.

Membership  services revenue for the first quarter of  1996  of  $24.8 million declined by $300,000 from the comparable period in 1995. Excluding operations acquired in 1995, membership services revenue for the 1996 period was $24.6 million, a $500,000 decline from the 1995 period. Declines in membership services revenue for Camp Coast to Coast, National Association for Female Executives (NAFE), Samboree activities, emergency road service (ERS), and Highways magazine of $1.3 million for the 1996 period were partially offset by aggregate increases of $850,000 in marketing fees from VIP Insurance, health and life insurance, RV financing and new product introductions, specifically Direct TV and RV Search.

Publication revenue for the first quarter of 1996 of $8.2 million was unchanged from 1995. Modest gains in Trailer Life, MotorHome, and Rider revenue were offset by declines in RV Business, RV Shopper, American Rider and book revenues.

Cost  and  expenses  of  $28.6 million in the first  quarter  of  1996 increased by $400,000 over the first quarter of 1995. Cost and expenses of the newly acquired thrift and insurance operations represent $637,000 of the increase. Excluding these costs, membership services expenses of $14.2 million in 1996 compare to $14.5 million in 1995. Increases in expenses associated with the introduction of new products, Direct TV and RV Search, totaling $274,000, were more than offset by declines in expenses associated with Samborees, RV Financing, Camp Coast to Coast and other general membership services. Publication expenses of $7.5 million for the first quarter of 1996 were $895,000, or 13% over the publication expenses for the first quarter of 1995. This increase is primarily due to higher paper costs of approximately $530,000 in the 1996 period, combined with the costs of $365,000 pertaining to the introduction of two new publications, Roads to Adventure and Touring Rider. General and administrative costs and expenses for the first quarter of 1996 were $4.1 million, compared to $4.6 million in the first quarter of 1995. This decrease is attributed to phantom stock expense of $500,000 recognized in the first quarter of 1995, compared to zero in the first quarter of 1996. Depreciation and amortization expense of $2.1 million decreased $335,000 or 13.6% primarily due to customer list and other intangibles having been fully amortized.

Income from operations for the first quarter of 1996 of $4.4 million

                                6


declined from the first quarter of 1995 by $697,000 or 13.8%. Flat revenues coupled with increased operating expenses associated with the new business operations and the increase in publishing costs, account largely for the decline in income from operations.

Non-operating expenses of $4.2 million for the first quarter of 1996 compared to $4.1 million for the same period in 1995. Interest expenses, constituting the majority of this expense, was relatively unchanged. Higher overall borrowings in the 1996 period were offset by lower interest rates.

Net income before taxes in the first quarter of 1996 of $180,000 compared to $955,000 for the first quarter of 1995. The decreases in income from operations identified above account for the decline.

Net income for the first quarter of 1996 was $92,000, compared to $455,000 for the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had an undrawn revolving credit facility of $11.7 million compared to $3.5 million at December 31, 1995. The decline in the outstanding revolver borrowings in the first quarter of 1996 is primarily attributable to receipt in the first quarter of 1996 of the annual VIP Insurance bonus for 1995 and the repayment of an affiliate note receivable, which in the aggregate, totaled $5.8 million.

Cash  on hand and investments of $5.0 million are primarily restricted
for   use  within  the  thrift  and  insurance  subsidiaries  and  are unavailable for revolver paydown.

In the first quarter of 1996, the Company made payments under the terms of several phantom stock agreements totaling $2.2 million. Additional phantom stock payments of $1.4 million are currently required to be made over the next twelve months.

Capital expenditures in the first quarter of 1996 totaled $370,000, compared to capital expenditures of $469,000 during the same period in 1995. It is anticipated the Company will incur an additional $2.5 to $3.5 million in capital expenditures during the remainder of calendar year 1996 to further develop its membership data base systems.

Management believes that funds generated by operations will be sufficient to satisfy its debt obligations and capital requirements.





                                7




PART II:  OTHER INFORMATION


     Items 1-5:  Not Applicable


     Item 6:  Exhibits and Reports on Form 8-K: None





                                8







SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AFFINITY GROUP, INC.




Date: May 14, 1996                      Mark J. Boggess
                                        Senior Vice President
                                        Chief Financial Officer




                                9