Form 10-Q/A
period 1996-03-31
AFFINITY GROUP INC
filed 1996-05-23
CIK 910560

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

         Quarterly Report Under Section 13 or 15 (d) of
               The Securities Exchange Act of 1934

For Quarter Ended:                           Commission File Number
March 31, 1996                                      0-22852
 _______________________________________________________________

                      AFFINITY GROUP, INC.
        (Exact name of registrant as specified in its charter)

Delaware                                               13-3377709
(State of incorporation or organization)          (I.R.S. Employer
                                                   Identification No.)

64 Inverness Drive East                           (303) 792-7284
Englewood, CO  80112                   (Registrant's telephone number)
(Address of principal executive offices)


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

ITEM:1

              AFFINITY GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1996 AND DECEMBER 31, 1995
                         (In Thousands)
                            (Unaudited)

CURRENT ASSETS:                      3/31/96            12/31/95
                                     -------            --------

 Cash and cash equivalents          $  3,677           $   3,746
 Investments                           1,345               1,514
 Accounts receivable                  11,185              15,624
 Notes receivable from affiliate          --               3,113
 Inventories                           3,405               4,046
 Prepaid expenses and other assets     5,832               5,794
 Deferred tax asset-current            2,083               1,907
                                     --------           --------
  Total current assets                27,527              35,744

PROPERTY AND EQUIPMENT                10,770              10,876
LOANS RECEIVABLE                       7,929               8,474
INTANGIBLE ASSETS                    121,178             122,579
DEFERRED TAX ASSET                    16,248              16,503
RESTRICTED INVESTMENTS                 2,015               2,015
OTHER ASSETS                           4,547               4,556
                                     --------           --------
                                    $190,214            $200,747
                                     ========           ========

              LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
 Accounts payable                   $  1,775            $  4,730
 Accrued interest                      6,433               3,058
 Accrued liabilities                  12,024              16,582
 Customer deposits                    11,591              10,974
 Current portion of long-term debt     4,644               4,665
                                     -------            --------
  Total current liabilities           36,467              40,009

DEFERRED REVENUES                     72,815              71,133
LONG-TERM DEBT                       151,479             159,831
OTHER LONG-TERM LIABILITIES            7,324               7,737
                                     -------             -------
                                     268,085             278,710

COMMITMENTS AND CONTINGENCIES             --                  --

STOCKHOLDER'S DEFICIT:
     Preferred stock, $.001 par value,
      1,000 shares authorized, none
      issued or outstanding               --                  --
     Common stock $.001 par value,
      2,000 shares authorized, 2,000
      shares issued and outstanding        1                   1
     Additional paid-in capital, net  12,021              12,021
     Accumulated deficit             (89,893)            (89,985)
                                     -------             -------
  Total stockholder's deficit        (77,871)            (77,963)
                                     -------             -------
     Total liabilities and
     stockholder's deficit          $190,214            $200,747
                                    ========            ========

         See Notes to Consolidated Financial Statements.

                                1
              AFFINITY GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In Thousands)
                           (Unaudited)




                                                  QUARTER ENDED
                                               3/31/96        3/31/95
                                               -------        -------
REVENUES:
     Membership services                     $  24,779      $  25,074
     Publications                                8,194          8,167
                                                ------         ------
                                                32,973         33,241
                                                ------         ------
COSTS AND EXPENSES:
     Membership services                        14,819         14,503
     Publications                                7,548          6,653
     General and administrative                  4,123          4,570
     Depreciation and amortization               2,127          2,462
                                                ------         ------
                                                28,617         28,188
                                                ------         ------
INCOME FROM OPERATIONS                           4,356          5,053

NON-OPERATING EXPENSES:
Interest expense, net                           (4,176)        (4,174)
     Other non-operating, net                       --             76
                                                ------         ------
                                                (4,176)        (4,098)
                                                ------         ------
NET INCOME BEFORE INCOME TAXES                     180            955

INCOME TAX (PROVISION)                             (88)          (497)
                                                ------         ------

NET INCOME                                   $      92      $     458
                                                ======         ======

                See notes to Consolidated Financial Statements.


                                      2


                  AFFINITY GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                  QUARTER ENDED
                                              3/31/96         3/31/95
                                              -------         -------
CASH FLOWS FROM INVESTING ACTIVITES:         $     92         $   458
 Net income
 Adjustments to reconcile net income
 to net cash provided by operating activites:
  Depreciation and amortization                 2,127           2,462
  Deferred tax expense                             88             497
  Provision for losses on accounts receivable       9             128
  Deferred phantom stock compensation              --             500
  Gain on disposal of property and equipment       --             (76)
  Changes in assets and liabilities:
   Accounts receivable                          4,430           1,016
   Inventories                                    641             875
   Prepaids and other assets                      (29)           (699)
   Loans receivable                               545              --
   Accounts payable                            (2,955)            (28)
   Accrued and other liablities                (1,603)            (75)
   Customer deposits                              617              --
   Deferred revenues                            1,682           1,337
                                               ------          ------
    Net cash provided by operating activites    5,644           6,395
                                               ------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (370)           (469)
  Proceeds from sale of property and equipment     --             282
  Sale of investments                             169              --
  Changes in intangible assets                   (252)             37
  Notes receivable from affiliate               3,113              --
                                               ------          ------
   Net cash provided by (used in)
    investing activities                        2,660            (150)
                                               ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                   --          (3,000)
  Borrowings on long-term debt                  8,050          32,856
  Principal payments of long-term debt        (16,423)        (36,447)
                                               ------          ------
   Net cash used in financing activities       (8,373)         (6,591)
                                               ------          ------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (69)           (346)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF THE PERIOD                     3,746             346
                                               ------          ------
CASH AND CASH EQUIVALENTS
 AT END OF THE PERIOD                         $ 3,677         $    --
                                               ======          ======
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
    Interest                                  $   893         $   805
    Income taxes                                  --               49


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




































                                4
              AFFINITY GROUP, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

ITEM: 2

The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase/(decrease) between periods:




                                            QUARTER ENDED
                                   3/31/96   3/31/95   Inc/(Dec)
                                   -------   -------   ---------
REVENUES:
     Membership services            75.15%    75.43%    (1.18%)
     Publications                   24.85%    24.57%       --
                                   ------    ------      ----
                                   100.00%   100.00%      (.8%)

COSTS AND EXPENSES:
     Membership services            44.94%    43.63%     2.18%
     Publications                   22.89%    20.01%    13.45%
     General and administrative     12.50%    13.75%    (9.78%)
     Depreciation and amortization   6.45%     7.41%   (13.61%)
                                    -----     -----     -----
                                    86.79%    84.80%     1.52%
                                    -----     -----     -----
INCOME FROM OPERATIONS              13.21%    15.20%   (13.79%)

NON-OPERATING EXPENSES:
     Interest expense, net         (12.66%)  (12.56%)      --
     Other non-operating, net          --       .23%  (100.00%)
                                    -----     -----    ------
                                   (12.66%)  (12.33%)    1.90%
                                    -----     -----    ------
NET INCOME BEFORE INCOME TAXES        .55%     2.87%   (81.15%)

INCOME TAX (PROVISION)               (.27%)   (1.49%)  (82.29%)
                                     ----      ----     -----
NET INCOME                            .28%     1.38%   (79.91%)
                                     ====      ====     =====




















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

Income from operations for the first quarter of 1996 of $4.4 million declined from the first quarter of 1995 by $697,000 or 13.8%. Flat revenues coupled with increased operating expenses associated with the new business operations and the increase in publishing costs, account largely for the decline in income from operations.

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