Form 10-Q
period 1996-06-30
AFFINITY GROUP INC
filed 1996-08-15
CIK 910560

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:						Commission File Number
June 30, 1996					                 0-22852
_______________________________________________________________

AFFINITY GROUP, INC.
     (Exact name of registrant as specified in its charter)

Delaware							     		13-3377709
(State of incorporation or organization)		(I.R.S. Employer Identification No.)

64 Inverness Drive East						(303) 792-7284
Englewood, CO  80112						(Registrant's telephone number, including area code)
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

YES __X__     	NO  __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




                                              										Outstanding as of
Class								                                             August 1, 1996
-----                                                     --------------
Common Stock,    $.001 par value					                          2,000


DOCUMENTS INCORPORATED BY REFERENCE: None







AFFINITY GROUP, INC. and SUBSIDIARIES

INDEX
                             																						  			 Page

Part I.  Financial Information

Item 1: Financial Statements

Consolidated Balance Sheets                              	1
As of June 30, 1996 and December 31, 1995

Consolidated Statements of Operations                    	2
For the three months ended June 30, 1996 and 1995

Consolidated Statements of Operations                    	3
For the six months ended June 30, 1996 and 1995

Consolidated Statements of Cash Flows                    	4
For the six months ended June 30, 1996 and 1995

Notes to Consolidated Financial Statements               	5

Item 2:  Management's Discussion and Analysis of         	6
Financial Condition and Results of Operations

Part II. Other Information                               	9

Signatures                                              	10

ITEM:1

AFFINITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995
(In Thousands)
(Unaudited)

CURRENT ASSETS:                        						 6/30/96    			12/31/95
                                              -------       --------
	Cash and cash equivalents		                	$  5,633	     	$  3,746
	Investments						                                976  		  	   1,514
	Accounts receivable			                        12,479  	  		  15,624
	Notes receivable from affiliate		                 --	         3,113
	Inventories						                              2,872  		  	   4,046
	Prepaid expenses and other assets		            7,933	         5,794
	Deferred tax asset-current portion		           2,259    			   1,907
                                              -------        -------
		Total current assets			                      32,152   		 	  35,744

PROPERTY AND EQUIPMENT                				  	  10,754   		 	  10,876
LOANS RECEIVABLE					  	                        7,562	  	  	   8,474
INTANGIBLE ASSETS					 	                      119,666   		 	 122,579
DEFERRED TAX ASSET				  	                      14,951	        16,503
RESTRICTED INVESTMENTS				  	                   2,076  		  	   2,015
OTHER ASSETS				 		                             4,619	         4,556
                                              -------        -------
                           						            $191,780	      $200,747
                                              =======        =======
LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
	Accounts payable                       					$  1,925    			$  4,730
	Accrued interest					                          2,993    			   3,058
	Accrued liabilities				                       14,376    			  16,582
	Customer deposits				 	                       12,095    			  10,974
	Current portion of long-term debt	 	           4,640    			   4,665
                                               ------         ------
		Total current liabilities		                  36,029    			  40,009

DEFERRED REVENUES                    					  	  74,503    			  71,133
LONG-TERM DEBT						                          151,118    			 159,831
OTHER LONG-TERM LIABILITIES				                 6,897   		 	   7,737
                                              -------        -------
								                                      268,547    			 278,710

COMMITMENTS AND CONTINGENCIES	         		          --	  	         --

STOCKHOLDER'S DEFICIT:
	Preferred stock, $.001 par value,
	 1,000 shares authorized, none
	 issued or outstanding               			          --       	 	   --
	Common stock $.001 par value,
	 2,000 shares authorized, 2,000
	 shares issued and outstanding                 			 1	         			 1
	Additional paid-in capital, net	 	            12,021    			  12,021
	Accumulated deficit				                      (88,789)   			 (89,985)
                                               ------         ------
		Total stockholder's deficit		               (76,767)    		 (77,963)
                                               ------         ------
		Total liabilities and
		 stockholder's deficit                  			$191,780     		$200,747
                                              =======        =======

See Notes to Consolidated Financial Statements.








AFFINITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)



									                                      	THREE MONTHS ENDED
                                                ------------------
									                                    6/30/96	       	 6/30/95
                                             -------          -------
REVENUES:
	Membership services                  					$  27,135      		$  27,021
	Publications                        						    7,777      		    7,586
                                              ------           ------
                                  									   34,912      		   34,607
                                              ------           ------
COSTS AND EXPENSES:
	Membership services                  					   15,744      		   14,842
	Publications						                            5,784	      	    5,546
	General and administrative				                4,893      		    5,529
	Depreciation and amortization				             2,086      		    2,372
                                              ------           ------
	                                             28,507	      	   28,289
                                              ------           ------

INCOME FROM OPERATIONS	               					    6,405      		    6,318

NON-OPERATING EXPENSES:
	Interest expense, net	                				   (4,184)	     	   (3,888)
	Other non-operating, net					                    (1)   	  	       (4)
                                               -----            -----
									                                     (4,185)     		   (3,892)
                                               -----            -----
NET INCOME BEFORE INCOME TAXES			              2,220      		    2,426

INCOME TAX (PROVISION)               						   (1,121)	         (1,203)
                                               -----            -----

NET INCOME                         								$   1,099	      	$   1,223
			                                            =====            =====

See Notes to Consolidated Financial Statements.





AFFINITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

                                      										SIX MONTHS ENDED
                                                ----------------
									                                     6/30/96     		 6/30/95
                                              -------        -------
REVENUES:
	Membership services	 	                  		$  51,914     		$  52,095
	Publications						                           15,971     		   15,753
                                              ------          ------
									                                     67,885	     	   67,848
                                              ------          ------
COSTS AND EXPENSES:
	Membership services                  					   30,563     		   29,345
	Publications						                           13,332	     	   12,199
	General and administrative				                9,016	     	   10,099
	Depreciation and amortization				             4,214	     	    4,834
                                              ------          ------
	                                            	57,125     		   56,477
                                              ------          ------
INCOME FROM OPERATIONS                       	10,760     		   11,371

NON-OPERATING EXPENSES:
	Interest expense, net                					   (8,360)	    	   (8,062)
	Other non-operating, net					                    (1)    		       72
                                               -----           -----
									                                     (8,361)    		   (7,990)
                                               -----           -----
NET INCOME BEFORE INCOME TAXES    			          2,399	     	    3,381

INCOME TAX (PROVISION)               						   (1,209)	        (1,700)
                                               -----           -----

NET INCOME                         								$   1,190      	$   1,681
	                                              =====           =====


See Notes to Consolidated Financial Statements.








AFFINITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                   									     SIX MONTHS ENDED
                                                 ----------------
                                     									6/30/96    		  6/30/95
                                              -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income		                           					$ 1,190     		$  1,681
  Adjustments to reconcile net income
  to net cash provided by operating activities:
	Depreciation and amortization	       		        4,214  	   	   4,834
	Deferred tax expense				                       1,209	         1,700
	Provision for losses on accounts receivable	     504	           340
	Deferred phantom stock compensation			            --	         1,261
	Gain on disposal of property and equipment	        1	           (72)
	Changes in assets and liabilities:
	   Accounts receivable					                    2,641     		     141
	   Inventories						                           1,174	           328
	   Prepaids and other assets				              (2,201)    		    (795)
	   Loans receivable					                         912          			--
	   Restricted investments				                    (61)         			--
	   Accounts payable					                      (2,805)    		  (1,676)
	   Accrued and other liabilities			           (3,118)    		  (3,105)
	   Customer deposits					                      1,121	          		--
	   Deferred revenues					                      3,370      	   1,927
                                                -----          -----
		    Net cash provided by operating activities 8,151     		   6,564
                                                -----          -----
CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital expenditures					                       (848)     		 (1,491)
	Proceeds from sale of property and equipment	      2	           262
	Sale of investments					                         538		           --
	Changes in intangible assets				                (332)	     	   (184)
	Notes receivable from affiliate			             3,113	      	     --
	Prepaid lease						                               --      		 (1,600)
                                                -----          -----
		Net cash provided by (used in)
  investing activities                    				  2,473      		 (3,013)
                                                -----          -----
CASH FLOWS FROM FINANCING ACTIVITIES:
	Dividends paid	                          					    --	      	 (6,000)
	Borrowings on long-term debt				              18,650      		 72,619
	Principal payments of long-term debt	       	(27,387)     		(70,516)
                                               ------         ------
	   Net cash used in financing activities		    (8,737)     		 (3,897)
                                                -----          -----
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS	                          1,887      		   (346)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF THE PERIOD	                    3,746      		    346
                                                -----           ----
CASH AND CASH EQUIVALENTS
 AT END OF THE PERIOD	                       	$ 5,633      		$    --
                                                =====           ====
Supplemental disclosures of
 cash flow information:

	Cash paid during the period for:
	   Interest	                           						$ 8,609      		$ 7,978
	   Income taxes						                            343	      	    127


See Notes to Consolidated Financial Statements.










AFFINITY GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)


(1)  BASIS OF PRESENTATION


The financial statements included herein include the results of Affinity Group, Inc. and subsidiaries (the Company) without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission.
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's 10-K report for the year ended December 31, 1995 as filed with the Securities and Exchange Comission. In the opinion of Mangement of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.








ITEM: 2
AFFINITY GROUP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:




                                       								  THREE MONTHS ENDED
                                                 ------------------
					                                      		6/30/96 	6/30/95 	Inc(Dec)
                                             -------  -------  -------
REVENUES:
	Membership services                      			 77.72%   78.08%    0.42%
	Publications				                             22.28% 	 21.92%	   2.52%
                                             ------   ------     ----
						                                      	100.00% 	100.00%	   0.88%

COSTS AND EXPENSES:
	Membership services                      			 45.09% 	 42.89%    6.08%
	Publications				                             16.56% 	 16.03%	   4.29%
	General and administrative		                 14.02% 	 15.98%	 (11.50%)
	Depreciation and amortization		               5.98% 	  6.84%	 (12.06%)
                                              -----    -----    -----
							                                       81.65% 	 81.74%	   0.77%
                                              -----    -----    -----
INCOME FROM OPERATIONS				                    18.35% 	 18.26%	   1.38%

NON-OPERATING EXPENSES:
	Interest expense, net                    			(11.99%)	(11.24%)	  7.61%
	Other non-operating, net		                      -- 	  (0.01%) (75.00%)
                                              ------   ------   ------
						                                      	(11.99%)	(11.25%)	  7.53%
                                              ------   ------   ------
NET INCOME BEFORE INCOME TAXES             		  6.36%	   7.01%   (8.49%)

INCOME TAX (PROVISION)                   				 (3.21%)	 (3.48%)  (6.82%)
                                               -----    -----    -----
NET INCOME	                              				  3.15% 	  3.53%  (10.14%)
                                               =====    =====   ======

                                        						    SIX MONTHS ENDED
                                                  ----------------
						                                       	6/30/96 	6/30/95	 Inc(Dec)
                                              -------  -------  --------
REVENUES:
	Membership services                       		 76.47%   76.78% 	 (0.35%)
	Publications			                            	 23.53% 	 23.22%	   1.38%
                                              -----    -----     ----
						                                      	100.00% 	100.00%	   0.05%

COSTS AND EXPENSES:
	Membership services	                      		 45.02% 	 43.25%    4.15%
	Publications				                             19.64%	  17.98%	   9.29%
	General and administrative		                 13.28% 	 14.89%	 (10.72%)
	Depreciation and amortization		               6.21% 	  7.12%	 (12.83%)
                                              -----    -----    ------
							                                       84.15% 	 83.24%	   1.15%

INCOME FROM OPERATIONS                   				 15.85% 	 16.76%	  (5.37%)

NON-OPERATING EXPENSES:
	Interest expense, net                    			(12.32%)	(11.88%)	  3.70%
	Other non-operating, net		                      --  	  0.10%  101.39%
		                                            ------   ------  -------
                                      							(12.32%)	(11.78%)   4.64%
                                              ------   ------  -------
NET INCOME BEFORE INCOME TAXES             		  3.53% 	  4.98%  (29.04%)

INCOME TAX (PROVISION)                   				 (1.78%)	 (2.51%) (28.88%)
                                               -----    -----   ------
NET INCOME                             						  1.75% 	  2.47%  (29.21%)
                                               =====    =====   ======







RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared With Three Months Ended June 30,
1995


Revenues of $34.9 million for the second quarter of 1996 exceeded revenues for the second quarter of 1995 by approximately $300,000 or 0.9%. Affinity Thrift & Loan (ATL) and Affinity Insurance Group (AINS), operations acquired in the second half of 1995, contributed revenue of $250,000 in the second quarter of 1996.

Membership services revenue for the second quarter of 1996 of $27.1 million increased by $114,000 from the comparable period in 1995. This $114,000 increase in membership services revenue is a result of $250,000 in additional revenue from ATL and AINS plus an increase of $833,000 in marketing and commission fee income from RV financing, and health and life insurance offset by a net decrease of $597,000 in club membership revenue and a net decrease of $372,000 in revenues from other member products and services.

Publication revenue for the second quarter of 1996 of $7.8 million increased by approximately $200,000 from the comparable period in 1995. Increases of $485,000 in MotorHome and Woodall Publishing revenues were offset by decreases in Rider, Campground Directory, RV Shopper and other publication revenues.

Costs and expenses of $28.5 million for the second quarter of 1996 increased by approximately $200,000 over the comparable period. Costs and expenses of ATL and AINS were $630,000 in the second quarter of 1996.

Membership services expenses, excluding ATL and AINS expenses, increased $300,000 from $15.1 million in 1996 compared to $14.8 million in 1995. Increases in expenses associated with the development of an Internet Web site, introduction of new credit card and extended warranty program, as well as development of additional NAFE club benefits, were partially offset by reduced marketing and promotional expenses for other membership services and from discontinuance of a direct mail catalog in 1996.

Publication expenses of $5.8 million for the second quarter of 1996 increased $238,000 compared to the second quarter of 1995. This increase is primarily due to increased print and paper costs for all publications.
General and administrative costs and expenses for the second quarter of 1996 decreased $636,000 or 11.5% from $4.9 million, compared to $5.5 million in the second quarter of 1995. This decrease is attributed to no phantom stock expense being recorded in the second quarter of 1996 compared to $1,000,000 of such expense in the second quarter of 1995, offset by increased wages and other benefits in the second quarter of 1996. Depreciation and amortization expense of $2.1 million decreased $286,000 or 12.1% primarily due to customer list and other intangibles having been fully amortized in prior periods.

Income from operations for the second quarter of 1996 increased $87,000 or 1.4% to $6.4 million compared to the second quarter of 1995. An increase of less than 1.0% in total revenues, coupled with increased member services expenses, largely associated with the new business operations, and no phantom stock expense, accounted for the small increase in income from operations in the second quarter of 1996 compared to the same period in 1995.

Non-operating expenses were $4.2 million for the second quarter of 1996, compared to $3.9 million for the same period in 1995. This increase of approximately $300,000, or 7.5%, is largely due to increased interest expense on higher average borrowings partially offset by lower interest rates during the second quarter of 1996 compared to the same period in 1995.

Net income before taxes in the second quarter of 1996 was $2.2 million compared to $2.4 million for the second quarter of 1995. The increases in income from operations identified above account for the decline.

Net income for the second quarter of 1996 decreased $124,000 to $1.1 million, compared to $1.2 million for the same period in 1995. Such decrease was composed of a decrease of $419,000 in club membership services income, $47,000 in publications income, and $369,000 in net operating losses from ATL and AINS, partially offset by a $711,000 decrease in all other costs and expenses, primarily due to the reduction in phantom stock expense discussed above.


Six Months Ended June 30, 1996 Compared With Six Months Ended June 30, 1995.

Revenues of $67.9 million for the six months ended June 30, 1996 exceeded revenue for the same period in 1995 by $37,000. This slight increase resulted from a $218,000 increase in publication revenue offset by a $181,000 decrease in membership services revenue.

The $181,000 decrease in membership services revenue resulted from $489,000 in additional revenue from the ATL and AINS operations acquired in the second half of 1995, an increase of $1,217,000 in marketing and commission fee income from RV financing, and health and life insurance which was more than offset by net decreases of $822,000 in club membership revenue and $1,065,000 in revenues from ERS, Samborees, credit cards and other member products and services.

Publication revenue of $16.0 million for the first six months of 1996 increased by $218,000 or 1.4% over the comparable period in 1995, due to an increase of $788,000 in revenues from Trailer Life, Motorhome, Roads To Adventure (established in 1996), and Woodall Publishing which were largely offset by decreases in revenues from the other publications.

Costs and expenses in the six months ended June 30, 1996 totaled $57.1 million, an increase of $648,000 or 1.1% over the comparable period in 1995. ATL and AINS costs and expenses were $1.2 million during the first six months of 1996. Excluding the expenses of ATL and AINS operations, costs and expenses in the first six months of 1996 decreased by $582,000.

Membership services costs and expenses, excluding ATL and AINS expenses, were $29.3 million for first six months of 1996, approximately equal to such costs and expenses for the comparable period in 1995. Increased expenses associated with the development of an Internet Web site, introduction of new credit card and extended warranty programs, as well as development of additional NAFE club benefits, were offset by reduced marketing and promotional expenses for other membership services and from discontinuance of a direct mail catalog in 1996.

Publication costs and expenses totaled $13.3 million in the first six months of 1996, an increase of $1.1 million or 9.3%, compared to the first six months of 1995. This increase is due to higher print and paper costs for all publications and $266,000 of increased expenses for the 1996 introduction of Roads to Adventure.

General and administrative costs and expenses of $9.0 million decreased by $1.1 million or 10.7% in the 1996 period. This decrease was attributed to recording no phantom stock expenses in the first six months of 1996 compared to $1.5 million in such expenses in the comparable 1995 period, offset by increased wages and other benefits in the first six months of 1996. Depreciation and amortization costs of $4.2 million decreased $620,000 or 12.8% in 1996 due to certain customer lists and other intangibles having been fully amortized in prior periods.

Income from operations of $10.8 million for the first six months ended June 30, 1995, decreased $611,000 or 5.4% compared to the same period in 1995. This decrease is a result of an increase of only 0.5% in revenues coupled with a 1.1% increase in cost and expenses as discussed above.

Non-operating expenses of $8.4 million in the first six months of 1996 increased by $371,000 or 4.6% compared to the comparable period in 1995. Such increase resulted from an increase in interest expense largely due to higher average borrowings partially offset by lower interest rates during the first six months of 1996 compared to the same period in 1995.

Net income before taxes was $2.4 million for the first six months of 1996, compared to $3.4 million for the first six months of 1995. The decrease in income from operations, combined with increased non-operating expenses, contributed to the $1.0 million or 29.1% decrease in net income before taxes in 1996 over the same period in 1995.

For the six months ended June 30, 1996, the Company had recognized a $1.2 million income tax provision compared to $1.7 million in the comparable period in 1995. The effective income tax rate in both periods is 50% which reflects the amortization of non-deductible goodwill.

Net income for the six months ended June 30, 1996 decreased $491,000 or 29% to $1.2 million compared to $1.7 million in the comparable period in 1995. Such decrease was composed of a decrease of $750,000 in club membership services income, an increase of $915,000 in publications costs and expenses, and net operating losses of $649,000 for ATL and AINS, offset, in part, by a decrease of $1,332,000 in all other costs and expenses, primarily due to the reduction in phantom stock expense discussed above, and by a $491,000 corresponding decrease in income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had an undrawn revolving credit facility of $10.9 million compared to $3.5 million at December 31, 1995. The decline in the outstanding revolver borrowings in the first half of 1996 is primarily attributable to receipt in the first quarter of 1996 of the annual VIP Insurance bonus for 1995 and the repayment of an affiliate note receivable, which in the aggregate, totaled $5.8 million.

Cash, cash equivalents and investments totaling $6.6 million at June 30, 1996 are primarily restricted for use by the ATL and AINS subsidiaries and are subject to regulatory restrictions on dividends or other distributions to the Company and are unavailable to reduce the revolving credit facility.

The operations of Affinity Thrift and Loan, although required to be consolidated with the Company, are recognized as an "unrestricted" or non-guarantying subsidiary as defined in the senior credit facility and the indenture under which the subordinated notes were issued. All assets, liabilities and operations of ATL are excluded from the calculation of covenants under the terms of the respective debt agreements.

During the six months ended June 30, 1996, payments under the terms of several phantom stock agreements totaled $2.2 million. Additional phantom stock payments of $1.4 million are scheduled to be made over the next twelve months.

Capital expenditures in the six months ended June 30, 1996 totaled $848,000, compared to capital expenditures of $1.5 million during the same period in 1995. It is anticipated the Company will incur an additional $1.5 to $2.5 million in capital expenditures during the remainder of calendar year 1996 to further develop its membership management database systems.

Management believes that funds generated by operations together with available borrowings under its revolving credit facility will be sufficient to satisfy its operating cash needs, debt obligations and capital requirements.





PART II:  OTHER INFORMATION


	Items 1-5:  Not Applicable


	Item 6:  Exhibits and Reports on Form 8-K: None







SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



								AFFINITY GROUP, INC.




Date: August 14, 1996				Mark J. Boggess
								Senior Vice President
								Chief Financial Officer













16