Form 10-Q
period 1996-09-30
AFFINITY GROUP INC
filed 1996-11-14
CIK 910560

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           FORM 10-Q

           Quarterly Report Under Section 13 or 15 (d) of
                The Securities Exchange Act of 1934

For Quarter Ended:                     Commission File Number
September 30, 1996				        			0-22852
_______________________________________________________________

                      AFFINITY GROUP, INC.
     (Exact name of registrant as specified in its charter)

Delaware				     				13-3377709
(State of incorporation                   (I.R.S. Employer o.)
or organization)                           Identification No.)
64 Inverness Drive East					(303) 792-7284
Englewood, CO  80112			(Registrant's telephone
(Address of principal              number, including area code)
executive offices)
_________________________________________________________________

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

                   YES     X   		NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

				       			Outstanding as of
Class			             		      November 1,1996
Common Stock,    $.001 par value	  	      2,000

DOCUMENTS INCORPORATED BY REFERENCE: None            AFFINITY GROUP, INC. and
SUBSIDIARIES
                            INDEX
                             																						  			 Page

Part I.  Financial Information

Item 1: Financial Statements

Consolidated Balance Sheets	                                1
As of September 30, 1996 and December 31, 1995

Consolidated Statements of Operations	                      2
For the three months ended September 30, 1996 and 1995

Consolidated Statements of Operations	                      3
For the nine months ended September 30, 1996 and 1995

Consolidated Statements of Cash Flows	                      4
For the nine months ended September 30, 1996 and 1995

Notes to Consolidated Financial Statements	                 5

Item 2:  Management's Discussion and Analysis of            6
Financial Condition and Results of Operations

Part II. Other Information	                                12

Signatures                          				          			      13

Exhibit
ITEM: 1
             AFFINITY GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
          September 30, 1996 and DECEMBER 31, 1995
                      (In Thousands)
                        (Unaudited)
                                                         9/30/96      12/31/95
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                5,502        3,746
  Investments                                                731        1,514
  Accounts receivable, net of allowance
       for doubtful accounts                              13,960       15,624
  Notes receivable from affiliate                              0        3,113
  Inventories                                              2,660        4,046
  Prepaid expenses and other assets                       10,224        5,794
  Deferred tax asset- current                              2,435        1,907
                                                          ------       ------
          Total current assets                            35,512       35,744

PROPERTY AND EQUIPMENT                                    10,704       10,876
LOANS RECEIVABLE, net                                      7,277        8,474
INTANGIBLE ASSETS                                        118,391      122,579
DEFERRED TAX ASSET                                        14,040       16,503
RESTRICTED INVESTMENTS                                     2,076        2,015
OTHER ASSETS                                               4,656        4,556
                                                         -------      -------
          Total assets                                   192,656      200,747
                                                         =======      =======
LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                         1,144        4,730
  Accrued interest                                         6,419        3,058
  Accrued liabilities                                     12,987       16,582
  Customer deposits                                       12,533       10,974
  Current portion of long-term debt                        4,626        4,665
                                                          ------       ------
          Total current liabilities                       37,709       40,009

DEFERRED REVENUES                                         76,766       71,133
LONG-TERM DEBT                                           147,416      159,831
OTHER LONG-TERM LIABILITIES                                6,847        7,737
                                                         -------      -------
          Total liabilities                              268,738      278,710

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Preferred stock, .001 par value,
   1,000 shares authorized, none issued or outstanding         0            0
  Common stock .001 par value,
   2,000 shares authorized, 2,000 shares issued
   and outstanding                                             1            1
  Additional paid-in capital, net                         12,021       12,021
  Accumulated deficit                                    (88,104)     (89,985)
                                                         --------     --------
          Total stockholder's deficit                    (76,082)     (77,963)

          Total liabilities and stockholder's deficit    192,656      200,747
                                                         =======      =======
See Notes to Consolidated Financial Statements

                  AFFINITY GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands)
                               (Unaudited)

                                                          THREE MONTHS ENDED
                                                        9/30/96        9/30/95
REVENUES:
      Membership services                                26,440        27,095
      Publications                                        6,988         6,642
                                                         ------        ------
                                                         33,428        33,737

COSTS AND EXPENSES:
      Membership services                                16,466        14,350
      Publications                                        4,552         5,654
      General and administrative                          4,737         4,353
      Depreciation and amortization                       2,153         2,370
                                                         ------        ------
                                                         27,908        26,727
                                                         ------        ------
INCOME FROM OPERATIONS                                    5,520         7,010

NON-OPERATING EXPENSES:
      Interest expense, net                              (4,099)       (4,206)
      Other net non-operating                                -            (14)
                                                         -------       -------
                                                         (4,099)       (4,220)
                                                         -------       -------
NET INCOME BEFORE INCOME TAXES                            1,421         2,790

INCOME TAX PROVISION                                       (736)       (1,500)
                                                         -------       -------
NET INCOME                                                  685         1,290
                                                         =======       ======



See Notes to Consolidated Financial Statements.

                   AFFINITY GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In Thousands)
                                (Unaudited)

                                                          NINE MONTHS ENDED
                                                       9/30/96         9/30/95
 REVENUES:
    Membership services                                 78,354         79,190
    Publications                                        22,959         22,395
                                                       -------        -------
                                                       101,313        101,585

 COSTS AND EXPENSES:
    Membership services                                 47,029         43,695
    Publications                                        17,884         17,853
    General and administrative                          13,753         14,452
    Depreciation and amortization                        6,367          7,204
                                                        ------         ------
                                                        85,033         83,204

INCOME FROM OPERATIONS                                  16,280         18,381

 NON-OPERATING EXPENSES:
    Interest expense, net                              (12,459)       (12,268)
    Other net non-operating                                 (1)            58
                                                       --------       --------
                                                       (12,460)       (12,210)

 NET INCOME BEFORE INCOME TAXES                          3,820          6,171

 INCOME TAX PROVISION                                   (1,945)        (3,200)
                                                        -------        -------
 NET INCOME                                              1,875          2,971
                                                        =======        =======


 See Notes to Consolidated Financial Statements.

                 AFFINITY GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (Unaudited)
                                                           NINE MONTHS ENDED
                                            	         9/30/96       9/30/95
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               1,875        2,971
  Adjustments to reconcile net income to net cash
    provided (used in) operating activities:
     Depreciation and amortization                         6,367        7,204
     Deferred Income Taxes                                 1,945        3,200
     Provision for losses on accounts receivable             518          459
     Deferred phantom stock compensation                     -            640
     Gain (Loss) on disposal of property and equipment         1          (54)
     Changes in assets and liabilities:
        Accounts receivable                                1,146          851
        Inventories                                        1,386           52
        Prepaids and other assets                         (4,530)      (4,026)
        Loans receivable                                   1,197           -
        Restricted investments                               (61)          -
        Accounts payable                                  (3,586)      (1,069)
        Accrued and other liabilities                     (1,130)      (1,540)
        Customer deposits                                  1,559           -
        Deferred revenues                                  5,633        5,333
                                                          ------       ------
             Net cash provided by operating activities    12,320       14,021

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (1,311)      (2,250)
  Change in intangible assets                               (697)        (364)
  Sale of investments                                        783           -
  Prepaid lease                                               -        (1,600)
  Note receivable from affiliate                           3,113           -
  Proceeds from sale of property and equipment                 2          263
                                                           -----       -------
  Net cash provided by (used) in investing activities      1,890       (3,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                              -        (9,000)
  Borrowings on long-term debt                            26,550      103,247
  Principal payments of long-term debt                   (39,004)    (104,663)
                                                         --------    ---------
                Net cash used in financing activities    (12,454)     (10,416)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,754         (346)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD       3,746          346
                                                           -----         -----
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD             5,502           -
                                                           =====         =====
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                 9,343       10,293
  Income taxes                                               472          281

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


(2)  PENDING ACQUISITION

On August 28, 1996, the Company entered into a Stock Purchase Agreement to purchase all of the issued and outstanding voting securities of Ehlert Publishing Group, Inc. and Expositions Group, Inc., a recreation and sports publishing group, headquartered in Minnetonka, Minnesota. The purchase price (subject to adjustment under certain circumstances) is $22.3 million.
Closing of the transactions contemplated under the Stock Purchase Agreement is expected to occur in January 1997.

                      AFFINITY GROUP INC. AND SUBSIDIARIES
ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase/(decrease) between periods:

                                                   THREE MONTHS ENDED
                                           9/30/96     9/30/95     INC/(DEC)
REVENUES:
        Membership services                 79.10       80.31          (2.42)
        Publications                        20.90       19.69           5.21
                                           ------      ------          ------
                                           100.00      100.00          (0.92)
COSTS AND EXPENSES:
        Membership services                 49.26       42.54          14.75
        Publications                        13.62       16.76         (19.49)
        General and administrative          14.17       12.90           8.82
        Depreciation and amortization        6.44        7.02          (9.16)
                                            -----       -----         -------
                                            83.49       79.22           4.42

INCOME FROM OPERATIONS                      16.51       20.78         (21.26)

NON-OPERATING EXPENSES:
        Interest expense, net               12.26       12.47          (2.54)
        Other net non-operating              0.00        0.04        (100.00)
                                            -----       -----        --------
                                            12.26       12.51          (2.87)

NET INCOME BEFORE INCOME TAXES               4.25        8.27         (49.07)

INCOME TAX PROVISION                         2.20        4.45         (50.93)
                                            -----        ----         -------
NET INCOME                                   2.05        3.82         (46.90)
                                            =====        ====         =======

                                                    NINE MONTHS ENDED
                                           9/30/96       9/30/95     INC/(DEC)
REVENUES:
        Membership services                 77.34       77.95          (1.06)
        Publications                        22.66       22.05           2.52
                                           ------      ------          ------
                                           100.00      100.00          (0.27)
COSTS AND EXPENSES:
        Membership services                 46.42       43.01           7.63
        Publications                        17.65       17.57           0.17
        General and administrative          13.57       14.23          (4.84)
        Depreciation and amortization        6.28        7.09         (11.62)
                                            -----       -----         -------
                                            83.93       81.91           2.20

INCOME FROM OPERATIONS                      16.07       18.09         (11.43)

NON-OPERATING EXPENSES:
        Interest expense, net               12.30       12.08           1.56
        Other net non-operating              0.00       (0.06)       (101.72)
                                            -----       ------       --------
                                            12.30       12.02           2.05

NET INCOME BEFORE INCOME TAXES               3.77        6.07         (38.10)

INCOME TAX PROVISION                         1.92        3.16         (39.22)
                                             ----        ----         -------
NET INCOME                                   1.85        2.90         (36.89)
                                             ====        ====         =======

                      RESULTS OF OPERATIONS


Three Months Ended September 30, 1996
Compared With Three Months Ended September 30, 1995

Revenues of $33.4 million for the third quarter of 1996 decreased by approximately $300,000 or 0.9% from the comparable period in 1995.

Membership services revenue of $26.4 million for the third quarter of 1996 decreased by $655,000 from the comparable period in 1995 due to an aggregate decrease of $2,040,000 in club membership revenue which was offset by increases of only $1,385,000 in other membership activities. The decrease in membership revenue is primarily a result of a decline in the number of members in the Coast to Coast and the National Association for Female Executives ("NAFE") clubs. Due to a continuing decline in the private campground industry, it is anticipated the membership of Coast to Coast will also continue to decline. The decline in NAFE membership is the result of a decision to reduce new member acquisition mailings. With improved member benefits and new member acquisition methods, it is anticipated NAFE membership will increase during 1997. The increases in other membership revenue consisted of additional revenue of $263,000 from Affinity Thrift & Loan (ATL) and Affinity Insurance Group (AINS), operations acquired in the second half of 1995, an increase of $730,000 in revenues from Samboree events, and an increase of $392,000 in marketing and commission fee income primarily from a new mechanical breakdown program and VIP insurance.

Publication revenue of $7.0 million for the third quarter of 1996 increased by $346,000 from the comparable period in 1995. Increases of $590,000 from MotorHome, Woodall Publishing and other publication revenues were partially offset by decreases of $244,000 in Campground Directory and RV Shopper revenues. The increases in publication revenues are largely a result of increased advertising income.

Costs and expenses totaled $27.9 million for the third quarter of 1996, an increase of $1,181,000 or 4.4% over the comparable period in 1995. Costs and expenses of ATL and AINS accounted for $734,000 of such increase.

Membership services costs and expenses, excluding ATL and AINS expenses, increased by $1,382,000 to $15.7 million in the third quarter of 1996 compared to $14.3 million in 1995. Such increase was largely a result of increased marketing and promotional expenses for existing membership services as well as cost associated with the development of new services.

Publication costs and expenses of $4.6 million for the third quarter of 1996 decreased $1.1 million or 19.5% compared to the third quarter of 1995. Such decrease was primarily due to a net decrease in Campground Directory expenses resulting from reduced marketing cost.

General and administrative costs and expenses for the third quarter of 1996 increased $384,000 or 8.8% to 4.7 million, compared to $4.4 million in the third quarter of 1995. Such increase was due to an increased number of employees. Depreciation and amortization expense of $2.2 million decreased $217,000 or 9.2% primarily due to customer list and other intangibles having been fully amortized in prior periods.

Income from operations for the third quarter of 1996 decreased $1.5 million or 21.3% to $5.5 million compared to $7.0 million for the third quarter of 1995. Such decrease was primarily due to the 1.0% decrease in total revenues, coupled with increased marketing and member services associated with the development of additional club benefits.

Non-operating expenses were $4.1 million for the third quarter of 1996, compared to $4.2 million for the same period in 1995. Such decrease of approximately $100,000, or 2.5%, was largely due to lower interest rates during the third quarter of 1996 compared to the same period in 1995.

Net income before taxes in the third quarter of 1996 was $1.4 million compared to $2.8 million for the third quarter of 1995. The increases in expenses identified above accounted for such decrease.

Net income for the third quarter of 1996 was $685,000, compared to $1,290,000 for the same period in 1995. The decrease of $605,000 was composed of a decrease of $2,300,000 in net revenue from club membership services, $471,000 in net operating losses for ATL and AINS, and an increase of $46,000 in all other costs and expenses, which were only partially offset by an increase of $1,448,000 in net publications revenue, and a $764,000 corresponding decrease in income taxes.


Nine Months Ended September 30, 1996
Compared With Nine MonthsEnded September 30, 1995.

Revenues of $101.3 million for the nine months ended September 30, 1996 decreased by $272,000 from $101.6 million for the same period in 1995 due to an $836,000 decrease in membership services revenue which was partially offset by a $564,000 increase in publication revenue.

The $836,000 decrease in membership services revenue resulted from a net decrease of $2,809,000 in club membership revenue which was partially offset by $752,000 in additional revenue from the ATL and AINS operations acquired in the second half of 1995, a $906,000 net increase in marketing and commission fee income largely from RV financing, various insurance programs, mechanical breakdown and emergency road service programs and a $315,000 increase in Samborees revenue.

Publication revenue of $23.0 million for the first nine months of 1996 increased by $564,000 or 2.5% over the comparable period in 1995, due to an aggregate increase of $1,358,000 in revenues from Trailer Life, Motorhome, Roads To Adventure (established in 1996), and Woodall Publishing. This increase was offset by an aggregate decrease of $794,000 in revenues from RV Shopper, Rider, other publications and sale of books. These increases and decreases in publication revenues are largely a result of changes in advertising income.

Costs and expenses totaled $85.0 million for the nine months ended
September 30, 1996, an increase of $1,829,000 or 2.2% over the comparable period in 1995. Costs and expenses of ATL and AINS were $1,964,000 during the first nine months of 1996. Excluding the expenses of ATL and AINS operations, costs and expenses in the first nine months of 1996 decreased by $135,000.

Membership services costs and expenses, excluding ATL and AINS expenses, were $45.1 million for the first nine months of 1996, a $1.4 million or 3.1% increase over such costs and expenses for the comparable period in 1995. Increased expenses of $836,000 associated with the development of an Internet Web site, introduction of a mechanical breakdown program, and club development costs, increased marketing, promotional and overhead expenses of $830,000 for other membership services and increased club expenses of $634,000 were only partially offset by reduction of expenses due to discontinuance of a direct mail catalog in 1996 and a $423,000 reduction of expenses for member benefit insurance and financial services programs.

Publication costs and expenses totaled $17.9 million in the first nine months of 1996, the same as such expenses in the first nine months of 1995. Increases of approximately $1.0 million in publication costs and expenses for four publications were offset by decreases in such expenses for other publications. The increase in publication expenses are largely a result of increased per item production costs, primarily mailing costs. The decreases result largely from an approximately $540,000 reduction in publication expenses for RV Shopper which was substantially scaled back in size and number of issues, as well as an approximately $440,0000 reduction in marketing cost for Campground Directory.


General and administrative costs and expenses of $13.8 million in the first nine months of 1996 decreased by $700,000 or 4.8% compared to the same period in 1996. This decrease was attributed to recording no phantom stock expenses in the first nine months of 1996 compared to $500,000 in such expenses in the comparable 1995 period, and a net decrease of $200,000 in other
administrative costs in the first nine months of 1996.   Depreciation and
amortization costs of $6.4 million decreased $837,000 or 11.6% in 1996 due to the full amortization of certain customer lists and other intangibles prior to the current period.

Income from operations of $16.3 million for the first nine months ended September 30, 1995, decreased $2.1 million or 11.4% compared to the same period in 1995. This decrease is a result of a slight decrease in revenues while cost and expenses increased 2.2% as discussed above.

Non-operating expenses of $12.5 million in the first nine months of 1996 increased by $250,000 or 2.0% compared to the comparable period in 1995. Such increase resulted from an increase in interest expense largely due to higher average borrowings partially offset by lower interest rates during the first nine months of 1996 compared to the same period in 1995.

Net income before taxes was $3.8 million for the first nine months of 1996, compared to $6.2 million for the first nine months of 1995. The increases in costs and expenses identified above account for this decrease.

For the nine months ended September 30, 1996, the Company recognized a $1.9 million income tax provision compared to $3.2 million in the comparable period in 1995. The effective income tax rate in both periods is approximately 51% which reflects the amortization of non-deductible goodwill.

Net income for the nine months ended September 30, 1996 was to $1.9 million compared to $3.0 million in the comparable period in 1995. This decrease of $1.1 million or 36.9% was composed of a decrease of $5,382,000 in net revenue from club membership services, an increase of $533,000 in net publications revenue, $1,212,000 in net operating losses for ATL and AINS, a decrease of $1,286,000 in all other costs and expenses, and by a $1,255,000 corresponding decrease in income taxes.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had $12.5 million available under its revolving credit facility, compared to $3.5 million at December 31, 1995.
The decline in the outstanding revolver borrowings in the nine months of 1996 is primarily attributable to receipt in the first quarter of 1996 of the annual VIP Insurance bonus for 1995 and the repayment of an affiliate note receivable, which in the aggregate, totaled $5.8 million.

Cash, cash equivalents and investments totaling $6.2 million at September 30, 1996 are primarily restricted for use by the ATL and AINS subsidiaries and are subject to regulatory restrictions on dividends or other distributions to the Company and are unavailable to reduce the revolving credit facility.

The operations of Affinity Thrift and Loan, although required to be consolidated with the Company, are recognized as an "unrestricted" or non-guarantying subsidiary as defined in the senior credit facility and the Indenture under which the Company's 11 1/2 % senior subordinated notes were issued. All assets, liabilities and operations of ATL are excluded from the calculation of covenants under the terms of the respective debt agreements.

During the nine months ended September 30, 1996, payments under the terms of several phantom stock agreements totaled $2.2 million. Additional phantom stock payments of $1.4 million are scheduled to be made over the next twelve months.

Capital expenditures in the nine months ended September 30, 1996 totaled $1.3 million compared to capital expenditures of $2.3 million during the same period in 1995. It is anticipated the Company will incur an additional $500,000 to $1,500,000 in capital expenditures during the remainder of calendar year 1996 to further develop its membership management database systems.

Management believes that funds generated by operations together with available borrowings under its revolving credit facility will be sufficient to satisfy the Company's operating cash needs, debt obligations and capital requirements of its existing operations during the next twelve months.

On August 28, 1996, the Company entered into a Stock Purchase Agreement to purchase all of the issued and outstanding voting securities of Ehlert Publishing Group, Inc. and Expositions Group, Inc., a recreation and sports publishing group, headquartered in Minnetonka, Minnesota. The purchase price (subject to adjustment under certain circumstances) is $22.3 million.
Closing of the transactions contemplated under the Stock Purchase Agreement is expected to occur in January 1997. It is currently anticipated this acquistion will be funded through new senior debt or a combination of senior debt and capital provided by Affinity Group Holding, Inc. the Company's parent.

PART II:  OTHER INFORMATION


Items 1-4:  Not Applicable

Item 5:     Other Events

On August 28, 1996, Andris A. Baltins, a director of the registrant, tendered his resignation as a director, which resignation was accepted by the registrant and its sole shareholder. There was no disagreement between the registrant and the director in respect of any matters relating to the registrant's operations, policies or practices.

Item 6:     Exhibits and Reports on Form 8-K:

     (a) Exhibits:
    	    Exhibit 10.1 Purchase Agreement - Ehlert Publishing
         Group, Inc.

     (b) Report on Form 8-K:  None



SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          							AFFINITY GROUP, INC.



Date:  November 14, 1996         Mark J. Bogggess
                                 Senior Vice President
                                 Chief Financial Officer


Exhibit 10.1

                        STOCK PURCHASE AGREEMENT

Exhibit 10.1 has been filed with the SEC in a paper format under a Temporary Hardship Exemption due to technical difficulties with the electronic format.