Form 10-Q/A
period 1996-09-30
AFFINITY GROUP INC
filed 1996-11-21
CIK 910560

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
                                                         =======      =======
See Notes to Consolidated Financial Statements

                  AFFINITY GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In Thousands)
                               (Unaudited)

                                                          THREE MONTHS ENDED
                                                        9/30/96        9/30/95
REVENUES:
      Membership services                                26,440        27,095
      Publications                                        6,988         6,642
                                                         ------        ------
                                                         33,428        33,737

COSTS AND EXPENSES:
      Membership services                                16,466        14,350
      Publications                                        4,552         5,654
      General and administrative                          4,737         4,353
      Depreciation and amortization                       2,153         2,370
                                                         ------        ------
                                                         27,908        26,727
                                                         ------        ------
INCOME FROM OPERATIONS                                    5,520         7,010

NON-OPERATING EXPENSES:
      Interest expense, net                              (4,099)       (4,206)
      Other net non-operating                                -            (14)
                                                         -------       -------
                                                         (4,099)       (4,220)
                                                         -------       -------
NET INCOME BEFORE INCOME TAXES                            1,421         2,790

INCOME TAX PROVISION                                       (736)       (1,500)
                                                         -------       -------
NET INCOME                                                  685         1,290
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



                          							AFFINITY GROUP, INC.



Date:  November 14, 1996         Mark J. Bogggess
                                 Senior Vice President
                                 Chief Financial Officer

THIS DOCUMENT IS A COPY OF THE STOCK PURCHASE AGREEMENT EXHIBIT 10.1 FILED ON NOVEMBER 14, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

Exhibit 10.1

                        STOCK PURCHASE AGREEMENT

	STOCK PURCHASE AGREEMENT (the "Agreement") dated as of August 28, 1996 by and among Affinity Group, Inc., a Delaware corporation (the "Buyer"), John A. Ehlert, Richard A. Hassel as trustee of the trusts listed on the signature page to this Agreement (individually a "Seller" and jointly the "Sellers"), Ehlert Publishing Group, Inc., a Minnesota corporation ("EPG") and
Expositions Group, Inc., a Minnesota corporation ("EGI", EPG and EGI being herein individually referred to as a "Company" and jointly as the "Companies");


	W I T N E S E T H:

WHEREAS, the Sellers are the owners of all of the issued and outstanding Common Stock (hereinafter defined) of the Companies;

WHEREAS, the Companies own and operate the publications listed on Schedule I hereto (individually a "Publication" and jointly the "Publications");

      WHEREAS, the Companies own, sell or operate the products and expositions listed on Schedule II hereto (the "Ancillary Products", the ownership and operation of the Publications and the ownership and operation of the Ancillary Products, together with the properties and assets used or useable in the operation thereof, being herein referred to as the "Business");

	WHEREAS, the Buyer is desirous of acquiring the Business and the Sellers are willing to sell the Common Stock to the Buyer on the terms and conditions hereinafter contained;

	NOW, THEREFORE, in consideration of the mutual covenants contained herein, the Buyer, the Sellers and the Companies hereby agree as follows:

Section 1. 		Purchase and Sale of Stock and Payment Therefor. On the basis of the representations, warranties and agreements herein set forth and subject to the terms and conditions stated herein, the Buyer agrees to purchase from the
Sellers and the Sellers agree to sell to the Buyer all 107,640 shares of the
Common Stock of EPG and all 1,000 shares of the Common Stock of EGI, all of which are owned by the Sellers.  The purchase price for the shares of Common
Stock to be sold by the Sellers pursuant to this Section s
hall be paid by wire transfer of immediately available funds at the Closing.

Section 2.	Covenant Not To Compete Agreement and Employment Agreement. At the
Closing,the Companies shall enter into (i) a covenant not to compete agreement with John A. Ehlert (the "Principal") and Adam C. Ehlert, Zachary
J. Ehlert and Nathaniel X. Ehlert (the "Trust Beneficiaries") substantially in the form attached as Exhibit A hereto (the "Covenant Not To Compete
Agreement") and (ii) an employment agreement with the Principal in such form, if any, as may be agreed to between the Principal and the Buyer (the
"Employment Agreement"). The Sellers agree to use their reasonable best efforts to cause the Companies and Richard J. Hendricks and Stephen L.
Hedlund (the "Key Employees") to enter into covenant not to compete agreements containing terms substantially similar to the Covenant Not to Compete Agreement, provided, however, that the Sellers shall not be required to provide financial incentives to either of the Key Employees in connection therewith. In addition to the payments required by Section 1 hereof, at the Closing Date, the Sellers shall cause the Companies to pay $100,000 in the aggregate to the Trust Beneficiaries and the Principal in consideration of the making of the Convenant Not to Compete Agreement. Whether or not the Principal and the Buyer enter into the Employment Agreement at the Closing, for a period of thirty days following the Closing, the Principal will consult with the Buyer in the operation of the Business at no cost to the Buyer.

Section 3.		Closing.

	(a) Closing Date.  The date and time of the purchase and sale of the Common
Stock and the consummation of the other transactions contemplated hereby
(the "Closing Date") shall be January 3, 1997, unless the Sellers and the
Buyer shall mutually agree otherwise.  The Closing shall be held at the offices of counsel to the Buyer in Minneapolis, Minnesota, or at such other place as the parties may mutually agree in writing.

	(b) Expenses. Each party hereto shall each bear his or its own legal fees and any and all costs and expenses not specified herein with respect to the matters contemplated by this Agreement.

 (c)	Control of Business.  Until the Closing hereunder, the board of directors of each Company shall have complete control of the Business. The Buyer shall be entitled, however, to inspection of the Business, the assets thereof and to notice of any developments which are not in the ordinary course of business, all as hereinafter more specifically provided.

	Section 4.	Adjustment to Purchase Price, Closing Balance Sheet and
Prorations.

	(a)	Purchase Price Adjustment.  In the event that EBITDA (capitalized terms used herein and not defined when first used shall have the meanings given to them in Section 19(h) hereof) of the Companies for the Accounting Period shall be less than $2.8 million, the Purchase Price shall be reduced by eight times the difference between $2.8 million and  EBITDA for the Accounting
Period. EBITDA for the Accounting Period shall be based on the audited financial statements of the Companies for the Accounting Period factory to the Buyer and the Sellers, to deliver audited financial statements for the Companies for the Accounting Period by no later than March 31, 1997.
Such audited financial statements shall be prepared at the expense of the
Sellers.  Such financial statements shall be accompanied by a certificate prepared and executed by the Sellers setting forth the amount of EBITDA for the Accounting Period and a calculation of the Purchase Price to be made pursuant to this Section 4(a) hereof.  The firm of independent accountants shall supply to the Buyer such working papers and other documents as the Buyer may reasonably request to review the audited financial statements for the
Accounting Period.

Unless the Buyer shall object to such certificate within twenty business days after the delivery thereof, the amount of EBITDA and the Purchase Price as set forth therein shall be conclusive and binding upon the parties hereto. If the Buyer contests the amount of EBITDA or the determination of the Purchase Price set forth in such certificate, the Buyer shall give written notice thereof to the Sellers. If the Buyer so notifies the Sellers and the Buyer and the Sellers cannot agree on the amount of EBITDA or the determination of the Purchase Price within ten business days after the giving of such notice of contest, a "big 6" independent accounting firm selected by the Buyer and the Sellers shall determine the EBITDA for the Accounting Period and shall notify the Buyer and the Sellers thereof. If the Buyer and the Sellers cannot agree on a "big 6" independent accounting firm, the Buyer and the Sellers shall select at random a "big 6" independent accounting firm, provided that such firm shall have had no prior commercial relationship with either the Buyer, the Sellers or any of their respective Affiliates. The amount so determined shall be conclusive on the Buyer and the Sellers in determining the Purchase Price. The Buyer and the Sellers shall share equally in the cost of having such a determination prepared by the "big 6" independent accounting firm.

	(b)	Closing Cut-Off.  The following assets of the Companies at the Effective
Time of Closing shall be distributed to the Sellers and shall not constitute an Asset on the Closing Date:  (i) cash and bank deposits, (ii) marketable securities, (iii) Sellers' Accounts Receivable and (iv) prepaid expenses.
Accounts receivable pertaining to Buyer's Issues including, without limitation, distribution of "back issues" or "reprints" distributed after the
Closing Date even though the issue was originally distributed prior to the
Effective Time of Closing, shall not be distributed to the Sellers and shall, instead, be retained by the Companies and constitute part of the Assets.
Subscription receivables constitute an Asset, shall not be distributed to the
Sellers and shall not be collected by the Buyer for the account of the Sellers pursuant to the terms of Section 4(c) hereof.  Payables of the Companies at the Effective Time of Closing other than accounts payable pertaining to Buyer's
Issues ("Sellers' Accounts Payable"), shall be paid by the Sellers and shall not constitute a liability of the Companies on the Closing Date, it being understood, that for purposes hereof, deferred subscription liability of the
Companies at the Effective Time of Closing shall not constitute a "payable"
of the Companies.

Payables to be prorated hereunder shall include, but not be limited to, items such as power and utility charges; lease rents; property taxes assessed during the year in which the Closing Date occurs; wages and commissions (including earned portions of any deferred compensation arrangements), vacation pay or allowances, sick pay, and all related payroll costs, or accrual therefor, for employees of the Companies who continue in the employment of the Companies after the Effective Time of Closing (even though of Closing. The Sellers shall pay all payroll taxes for employees of the Companies for periods of employment through the Effective Time of Closing, including severance liabilities in respect of employees of the Companies whose employment is terminated prior to or contemporaneously with the Effective Time of Closing. Wages and commissions (including commissions based on sales reflected in Sellers' Accounts Receivable), vacation pay or allowances, sick pay, severance pay and all related payroll costs or acc with the Effective Time of Closing, shall be discharged by the Sellers on or before the Closing Date. All Direct Costs relating to the Sellers' Issues shall be borne by the Sellers, whether or not such costs have been accrued as a liability at the Effective Time of Closing.

Income from sources other than sale of advertising and newsstand revenue shall be prorated to the Effective Time of Closing. Such income for periods to the Effective Time of Closing shall be for the account of Sellers and, thereafter, for the account of Buyer.

	Prorations shall be determined, insofar as feasible, on and as of the Effective Time of Closing, and shall be finally determined and paid on the 120th day after the Closing Date. The Sellers shall prepare for the Closing a list, certified by the Sellers to be true and correct, delineating the allocations specified in this Section. Such list shall be supplemented and revised by the Buyer within 120 days after the Closing Date. If the Sellers and the Buyer cannot agree on the final prorations within 120 days after the Closing Date, an independent accounting firm selected by the Sellers and the Buyer (by the same methodology as set forth in Section 4(a) hereof) shall determine the final prorations. The amount of final prorations as determined by such accounting firm shall be binding on the Sellers and the Buyer. The Sellers and the Buyer shall share equally in the cost of having such determination prepared.

	(c)	Accounts Receivable and Payable.  For the period from the Closing Date to the 120th day following the Closing Date or such later date, not to exceed the first anniversary of the Closing Date, as Sellers shall request (the
"Collection Period"), the Companies shall, as Sellers' agent, (i) collect
Sellers' Accounts Receivable and (ii) pay, from collections on Sellers'
Accounts Receivable, Sellers' Accounts Payable to the extent not discharged in full by the Sellers prior to the Effective Time of Closing. On the Closing
Date, the Sellers shall deliver to the Buyer a report listing the accounts payable approved for payment by the Buyer as Sellers' agent pursuant to this
Section 4(c) and the Buyer shall contact the Sellers prior to paying any of
Sellers' Accounts Payable not listed on such report.  On the 31st day following the Closing Date, and at the end of each 30 day period thereafter during the Collection Period, the Companies shall deliver to the Sellers a statement or report showing all collections of Sellers' Accounts Receivable effected since the Effective Time of Closing and payments of accounts payable made on Sellers behalf.  Together with such statement or report, the
Companies shall remit to the Sellers all of such collections, less accounts payable or other liabilities of the Business in existence on the Closing Date paid by the Companies after the Closing as Sellers' agent it being understood that, by agreeing to act as Sellers' agent in the collection of Sellers'
Accounts Receivable and payment of the accounts payable as at the Effective
Time of Closing, neither the Companies nor the Buyer assume any liability in respect thereof.  During the Collection Period, the Companies agree to use such efforts in collection of Sellers' Accounts Receivable as for their own undisputed routine accounts receivable generated after the Closing Date, it being understood that the Companies' collection obligation shall not extend to the institution of litigation, employment of counsel or a collection agency, offering of "comp" advertising space or other "make good" concession or any other extraordinary means of collection.  For purposes of determining amounts collected by the Companies with respect to the Sellers' Accounts
Receivable, except for (i) accounts which are disputed by the account debtor
(unless Buyer believes there to be no reasonable basis for such dispute) and
(ii) is specifically directed by an account debtor not to be applied to a
Sellers' Account Receivable (it being agreed that neither the Buyer nor the
Companies shall affirmatively solicit an account debtor to identify a specified undisputed account receivable to an account generated after the
Closing Date), payments received from an account debtor shall be applied to the oldest account receivable of such account debtor. At any time after the
120th day following the Closing Date, the Sellers may terminate the agency of the Companies before the collection of on to the Sellers all records, files and data relating to such Accounts Receivable, whereupon the Sellers may institute such collection efforts as the Sellers, in their sole judgment, may deem appropriate.  Within 15 days after termination of the Collection Period, the Companies shall render a final report of all such uncollected accounts receivable to the Sellers and, except to the extent previously transferred pursuant to the prior sentence of this section, shall transfer, without recourse, to the Sellers a collection efforts as the Sellers, in their sole judgment, may deem appropriate.  To the extent not paid by the Companies after the Closing Date from collections on Sellers' Accounts Receivable, the Sellers shall promptly pay, before any delinquency, all accounts payable of the
Companies as of the Effective Time of Closing.

	Section 5.	Representations and Warranties of the Sellers.

	The Sellers represent and warrant to the Buyer as follows:

	(a)	Organization and Standing.  Each of EPG and EGI is a corporation duly organized, validly existing and in good standing under the laws of the State of Minnesota, and has the full and unrestricted power and authority, corporate and otherwise, to own, operate and lease its properties, and to carry on its business as currently conducted.  Each of EPG and EGI is qualified to conduct business in the state of Minnesota and neither the nature of the business conducted by the Companies nor the character of the ate, country or territory wherein the absence of licensing or qualification as a foreign corporation has had an adverse effect upon the business of the
Companies as currently conducted.

	(b)	Subsidiaries.  Neither EPG or EGI has any subsidiaries except as set forth on Schedule 5b.  Except as set forth on Schedule 5b, neither Company has any equity investment or other interest in and has not made advances to any corporation, association, partnership, joint venture or other entity.

	(c)	Authorization of Agreement; No Breach.  The execution, delivery and performance of this Agreement by each Company have been duly and validly authorized and approved by such Company's board of directors and stockholders, and each Company has the corporate power and authority to execute, deliver and perform this Agreement and such other instruments as are contemplated hereby to consummate the transactions herein contemplated.  Neither (x) such execution, delivery and performance nor (y) compliance by a Company or the
Sellers with the terms and provisions hereof, will conflict with or result in a breach of any of the terms, conditions or provisions of the articles of incorporation or bylaws of either Company or any judgment, order, injunction, decree or ruling of any court or other governmental authority to which a Company or any Seller is subject or, of any agreement or contract listed on any schedule delivered pursuant hereto or any other material agreement or contract to which a Company or any Seller is a party or to which it or he is subject or constitute a default thereunder or give to others any rights of termination or cancellation in or with respect to the Assets.  This Agreement constitutes a valid and binding obligation of each Company and each Seller, enforceable against the Companies and the Sellers in accordance with its terms, and each document and instrument to be executed by the Companies or the Sellers pursuant hereto, when executed and delivered in accordance with the provisions hereof, shall be a valid and binding obligation of such Company and the Sellers, enforceable against each Company and Seller in accordance with its terms.

(d)	Financial Statements.  There have been furnished to the Buyer and included on Schedule 5d hereto, balance sheets and profit and loss statements for the Companies' fiscal years ending June 30, 1992, June 30, 1993, June 30, 1994, December 31, 1994, December 31, 1995 and June 30, 1996 and balance sheets and profit and loss statements for each calendar month from December 31, 1995 through June 30, 1996 (the "Financial Statements"). The Financial Statements
 (i) are true and correct, (ii) are in accordance with their respective dates and the result of operations and changes in financial position for the respective periods indicated, and (iv) other than (x) the omission of footnotes, (y) normal recurring year end adjustments and (z) presentation of "marketing in process" in interim financial statements for both Companies and all financial statements for EGI, have been prepared in accordance with generally accepted accounting principles consistently applied ("GAAP"). Except as otherwise noted in the Financial Statements, all prepaid expenses, if any, included as assets of the Companies represent payments theretofore made by the Companies, the benefit and advantage of which may be obtained and enjoyed by the Companies. Neither Company has, nor will have on the Closing Date, any liabilities required to be reflected in financial statements prepared in accordance with GAAP which are not so fully reflected on or reserved against in the Financial Statements other than (i) such liabilities as are disclosed herein or in any Schedule hereto or (ii) liabilities incurred by the Companies between the date of the last Financial Statement and the Closing Date in the ordinary course of business and consistent with the limitations and restrictions contained in this Agreement. Promptly upon their being available, and, in any event, by the 20th day of each calendar month, each Company will provide to the Buyer monthly balance sheets, statements of income and expense and a weekly "ad report" for such Company for the previous month
(or, in the case of the "ad reports", the last week of such month) and, with respect to each such balance sheet, statement of income and expense and "ad" report (all of which shall constitute "Financial Statements" as defined herein), the representations heretofore set forth in this Section will be applicable and true and correct.

(e)	Taxes.  Each Company has filed all federal, state, county and local income, excise, property and other tax returns which are required to be filed by it and such returns are true, correct and complete in all respects.  Each
Company has paid all Taxes, estimated Taxes, interest, penalties assessments and deficiencies which have become due pursuant to such returns and no additional Taxes, interest, penalties, assessments or deficiencies will be payable with respect thereto.  The federal income tax returns of each Company have been examined by the Internal Revenue Service for the past years and periods specified in Schedule 5e and all deficiencies proposed as a result of such examinations have been paid or settled.  No unresolved claim for assessment or collection of Taxes has been asserted against either Company.
Neither company is a party to any pending actionor proceeding and there is no action or proceeding threatened by any government or authority against either
Company which subjects or might subject the Company to any claim or lien relating to the payment of Taxes. There are no outstanding agreements or waivers extending the statutory period of limitation applicable to any tax return of the Companies for any period.  Except as specified on Schedule 5e hereto, there are no outstanding consents or elections made under the Code which are binding upon either Company.  There are no liens outstanding for any
Taxes upon any assets of either Company except with respect to Taxes not yet due and payable.  True and complete copies of all returns of Taxes and all schedules thereto filed by, on behalf of, or with respect to each Company with the Internal Revenue Service or any other taxing authority for any of the last seven taxable years and all written communications relating to all such returns have been made available to the Buyer provided, however, that nothing in this Section 5(e) shall require the Sellers to make available their individual returns or any written communications relating thereto which do not pertain to the Companies.  To the extent such written communications pertaining to the individual returns of the Sellers do pertain to the Companies, the the Sellers shall excerpt such portions of such communications relating to the Companies in such detail as may be reasonably requested by the Buyer to make such communications intelligible.

(f)	Real Property.  Neither Company owns any real property.  Neither Company has any liability of any kind whatsoever with respect to any real property including, without limitation, liability for any environmental condition affecting such real property, taxes pertaining to such real property or injuries incurring on or about such real property. There is no environmental condition on or affecting any real property leased by either Company that will (x) impair the use of such property for the operation of the operation of the Business after the Closing or (y) subject either Company to any liability for fines, penalties, remediation or clean-up costs.

(g) Accounts Receivable. The accounts receivable created from and after January 1, 1996 through the Effective Time of Closing reflected in the Financial Statements are accounts which were generated by the Companies with genuine expectation by such Company of collection thereof and will be collected in full within one year following the date of Closing except to the exent reserved for in the balance sheet as at the end of the Accounting Period as an "allowance for bad debts".

(h) Franchises, Trademarks, Patents, Etc. Set forth in Schedule 5h hereto is a list of all franchises, licenses, trademarks, trade names, service marks, service names, copyrights, patents and applications therefor owned or licensed by or registered in the name of the Companies used or useful in the operation of the Business. Each Company owns all of the franchises, licenses, trademarks, trade names, service marks, service names, copyrights, patents and applications therefor listed in Schedule 5h purported to be owned by such Company, pays no royalty to anyone under any of them and has the right to bring action for the infringement of all of them. Each Company owns or possesses adequate rights to use all franchises, licenses, trademarks, trade names, service marks, service names, copyrights, patents and applications therefor necessary to the conduct of the Business. Neither Company has any knowledge or has received any notice to the effect that any service rendered by the Companies may infringe any trademark, trade name, copyright or patent, trade secret or legally protectable right of another.

(i) Debt Instruments. Set forth in Schedule 5i hereto is a list of all mortgages, indentures, notes, guarantees and other obligations for or relating to borrowed money (including conditional sales contracts and capital leases) to which either Company is a party or which have been assumed by a Company or to which the Business or any other properties or assets of either Company are subject. Except for the obligations listed on Schedule 5i, no Company is obligated in respect of any mortgages, indentures, notes, guarantees, or other obligations for or relating to borrowed money (including conditional sales contracts and capital leases).

(j) Leases. Set forth in Schedule 5j is a list of all leases or agreements under which either Company is the lessee of property, real or personal, or holds, manages operates any property, real or personal, owned by any third party (the "Leases"). None of the Leases of personal property is a "capitalized" lease or a "financing" lease (as those terms are used in GAAP). Each Company is the owner and holder of all the leasehold estates purported to be granted to it by any Lease of real property and is the owner of all equipment, machinery and other personal property thereon or in buildings and structures thereon, in each case free and clear of all liens, mortgages, pledges, charges, claims, encumbrances, security interests, agreements, equities or restrictions of any kind, except as described in Schedule 5j. Except as described in Schedule 5j, each Lease is in full force and effect and constitutes a legal, valid and binding obligation of, and is legally enforceable against, the respective parties thereto and grants the leasehold estate it purports to grant free and clear of all mortgages, liens or other encumbrances. Except as set forth in Schedule 5j, no lessor under any Lease is an Affiliate of the Companies or any of the Sellers. All necessary governmental approvals with respect to each Lease have been obtained, all necessary filings or registrations therefor have been made, and there have been no threatened cancellations thereof nor outstanding material disputes thereunder. Each Company has performed all the obligations required to be performed by it to date under each Lease. No Company is in default under any Lease, and there has not occurred any event which (whether with or without notice, lapse of time or the happening or occurrence of any other event) would constitute such a default. All of the property subject to the Leases is in good operating condition and repair, ordinary wear and tear excepted.

All buildings, structures and other improvements on the real property leased by each Company are (A) in good repair and free of defects, latent or patent (ordinary wear and tear excepted), and fit for the uses to which they are currently devoted and for which they were originally constructed, (B) except as described in Schedule 5j, do not contain any materials that are more than 1% asbestos, on a dry weight basis, (C) except as described in Schedule 5j, neither the Company nor, to the knowledge of either Company, the lessor of such real property or any third parties, have installed, used, generated, stored, or disposed of any ("Hazardous Materials") on any such real properties and (D) all underground storage tanks located upon such real property have been removed in accordance with applicable laws, rules or regulations and neither Company has any further obligation or liability with respect thereto. To the knowledge of the Companies and the Sellers, no one is required to make any filing or report under the Comprehensive Environmental Response Compensation and Liability of 1980, as amended, 424 U.S.C. Section 9061, et. Hazardous Materials Transportation Act, 49 U.S.C. Section 1802, et., and the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901, et. or any comparable state statute in respect of any such real property. For the purposes of this Section, Hazardous Materials shall include, but shall not be limited to, substances defined as "hazardous substances" or "toxic substances" in the Comprehensive Environmental Response Compensation and Liablity Act of 1980, as amended, 424 U.S.C. 9061, et. Hazardous Materials Transportation Act, 49 U.S.C. 1802, et. and the Resource Conservation and Recovery Act,
42 U.S.C. 7901, et. or as "hazardous substance," "hazardous waste" or "pollutant or contaminant" in any other applicable federal, state or local environmental law or regulation.

(k)	Other Material Contracts and Commitments.  Set forth in Schedule 5k is a list of all material contracts, agreements, commitments and other instruments to which either Company is a party or by which either Company is bound at the date hereof, other than those described in other Schedules hereto.
Except as shown in Schedule 5k, no Company is a party to any oral or written
(i) contract for the employment of any officer, employee, consultant or independent contractor; (ii) license agreement or distributor, dealer, manufacturer's representative, sales agency, advertising, property management or brokerage contract; (iii) contract with any labor organization or other collective bargaining unit; (iv) contract for the future purchase of materials, supplies, services, merchandise or equipment involving payments of more than $5,000 over its remaining term (including periods covered by any option to renew by either party); (v) contract for the purchase, sale or lease of any real estate or other properties; (vi) profit-sharing, bonus, incentive compensation, deferred compensation, stock option, severance pay, stock purchase, employee benefit, insurance, hospitalization, pension, retirement or other similar plan or agreement; (vii) agreement or arrangement for the sale of any of its assets or properties or the grant of any preferential rights to purchase any of its assets, properties or rights, other than in the ordinary course of business;
(viii) contract which contains any provisions requiring the Companies to indemnify any other party thereto; (ix) joint venture agreement or arrangement or other agreement involving the sharing of profits; (x) outstanding loan to any person or entity or receivable due from any shareholder of either Company or persons or entities controlling, controlled by or under common control with either Company; (xi) other contract, commitment or agreement which by its terms does not terminate or is not terminable by either Company within 30 days or upon 30 days' (or less) notice; or (xii) contract, commitment or agreement with or to any entity in which the Company has a material interest. Except as described in Schedule
5k, each of such contracts, agreements, commitments or other instruments is in full force and effect and constitutes a legal, valid and binding obligation of, and is legally enforceable against the respective parties thereto. All necessary governmental approvals with respect thereto have been obtained, all necessary filings or registrations therefor have been made, and there have been no threatened cancellations thereof nor outstanding material disputes thereunder. Each Company has in all material respects performed all the obligations required to be performed by it to date thereunder. No
Company is in default under any of the contracts, agreements, commitments or other instruments described in Schedule 5k and, to the knowledge of the Companies, there has not occurred any event which (whether with or without notice, lapse of time or the happening or occurrence of any other event) would constitute such a default.

(l)	Title to Assets.  Other than for Permitted Encumbrances, the Companies have
(A) good and marketable title to all of the tangible personal property included in the Assets and (B) valid, subsisting and unimpaired interest in all of the intangible personal property included in the Assets, in either case free and clear of all liens, mortgages, pledges, and encumbrances except as disclosed on Schedule 5l, all of which liens, mortgages, pledges and encumbrances disclosed on Schedule 5l will be released at or prior to Closing by action of the Sellers in contributing to the Companies such amounts as are necessary for such release.  None of the Assets constituting tangible personal property is in need of imminent repair or replacement and no Company has received a notice from any third party, including any insurance carrier or any governmental agency, that any such asset is dangerous, hazardous, or in need of repair or replacement.

(m)	Insurance.  Set forth in Schedule 5m is a list and brief description of all policies of title, property, fire, casualty, liability, life, workmen's compensation and other forms of insurance of any kind owned or held by either
Company.  All such insurance policies are in full force and effect, binding upon such Companies and the insurer in accordance with their respective terms and will be retained by the Companies in full force and effect through the
Closing Date.  All such policies are with insurance companies believed by the
Companies to be financially sound and reputable, are sufficient for compliance by the Companies with all requirements of law and of all agreements to which the
Companies are a party and provide that they will remain in full force and effect through the respective dates set forth in Schedule 5m.

(n)	Litigation and Claims.  Except as set forth in Schedule 5n, there are no actions, suits, claims, arbitrations, proceedings or investigations pending, threatened or reasonably anticipated against or affecting the Business, either Company, the Assets or this Agreement, at law or in equity, before or by any arbitrator or governmental authority and there are no facts or circumstances which could give rise to such actions, suits, claims, arbitrations, proceedings or investigations. No Publication is operating under, subject to or in default with respect to, any order, writ, injunction, decree or judgment of any court or governmental authority.

(o)	Labor Relations.  Except as set forth in Schedule 5o, there are no (and during the past three fiscal years of the Companies there have been no) strikes, work stoppages or grievance proceedings pending or threatened between either Company and any employees engaged in the business of such Company or any union or other collective bargaining unit representing such employees. Other than disclosed on Schedule 5o hereto, neither Company knows of any activities of any labor union or represenative thereof to organize any employees of a Company, and neither Company knows of any threats of strikes or work stoppages of any employees of a Company. Each Company has complied and is in compliance with all laws and regulations relating to the employment of labor, including (without limitation) provisions relating to wages, hours, collective bargaining, occupational safety and health, equal employment opportunity, and the withholding of income taxes and social security contributions.

(p)	Employees.  Set forth in Schedule 5p is a description of the 401(k) plan and all other existing employee benefit plans and personnel policies, together with a listing of all employee benefit brochures or handbooks and personnel brochures or handbooks delivered to employees of either Company or in effect during the past twelve months. Schedule 5p contains a complete and accurate list as of the date hereof of all contracts (written or oral) with employees, deferred compensation agreements, pension, profit sharing and retirement plans, and other agreements with employees of the Companies (collectively, the "Employee Agreements"). Schedule 5p also contains a complete and accurate list of all employees of the Companies, including the name and position of each employee, the date on which each employee was employed by the Company, the date and amount of last increments of compensation of each employee, the present compensation, including base compensation and incentive payments and perquisites (described generically), payable to each employee, the timing of payment of compensation to each employee, and the 1995 W-2 compensation of each employee.

There are no "employee benefit plans" ("Plans") as such term is defined in
Section 3(3) of the Employee Retirement Income Security Act of 1974 ("ERISA") maintained by either Company or under which either Company has any liability, other than those described in Schedule 5p. No Plan or trust forming a part thereof has been partly or completely terminated.

All Plans and any trusts forming a part thereof which are subject to ERISA are and have been administered in compliance with ERISA; no "reportable event," as such term is used in ERISA, has heretofore occurred with respect to any Plan; and there does not exist any fact or circumstance that might cause the Pension Benefit Guaranty Corporation to seek to terminate any Plan pursuant to Section 4042 of ERISA. No person has participated in any "prohibited transaction" (as defined in Section 406 of ERISA or Section 4975 of the Code) that could subject the Companies or any trustee, administrator or other fiduciary to any tax, penalty or liability. No liability to the Pension Benefit Guaranty Corporation has been or is expected to be incurred with respect to any Plan. All Plans which are "employee pension benefit plans" as such term is defined in Section 3(2) of ERISA, since their adoption, have qualified and do qualify under Section 401 of the Code, and there exists no fact or circumstance which could adversely affect the qualified status of any such plan. All trusts created under any Plans are exempt from taxation pursuant to Section 501(a) of the Code. All Plans and the trusts forming a part thereof have been administered and enforced in accordance with their terms and the applicable provisions of the Code and ERISA, and no disputes are pending or threatened with respect thereto. The present value of all vested accrued benefits under any Plan that is an "employee pension benefit plan" subject to Title IV of ERISA did not, as of the latest valuation date, exceed the value of the assets of any such Plan allocable to such vested accrued benefits, based upon the actuarial assumptions which are set forth in Schedule 5p. The present value of all accrued benefits, whether vested or not, under any Plan that is an "employee pension benefit plan" subject to Title IV of ERISA did not, as of the latest valuation date, exceed the value of the assets of such Plan allocable to such vested and non-vested accrued benefits. None of the Plans is a "multi-employer plan," as defined in ERISA. Neither Company has suffered or otherwise caused a "complete withdrawal" or "partial withdrawal," as such terms are respectively defined in Section 4203 and 4205 of ERISA. None of the Plans subject to Section 412 of the Code or any trust established in connection therewith has incurred any "accumulated funding deficiency," as such term is defined in Section 412 of the Code, whether or not waived, since the effective date of Section 412. None of the assets of any Plan includes any stock or securities issued by a Company.

Without limiting the generality of the foregoing, the Employee Stock Ownership Plan of EPG dated, as amended, effective July 1, 1989 (the "Terminated ESOP") was terminated on June 30, 1993, in accordance with ERISA and in accordance with other applicable laws. No beneficiary under the Terminated ESOP has any claim against the Company or against any officer or director of a Company in connection with the termination of the Terminated ESOP, the valuation of the shares repurchased by the Terminated ESOP or otherewise in connection therewith. No third party, including the Pension Benefit Guaranty
Corporation, any trustee of the Terminated ESOP or other party has any claim against a Company or any officer or director of a Company for which a Company or the Buyer will have any liability of any kind after the Closing.

(q)	Compliance with Applicable Laws.  Except as set forth in Schedule 5q, each
Company has complied and is in full compliance in all material respects with all statutes, laws, ordinances, regulations, rules, orders, determinations, writs, injunctions, awards, judgments and decrees applicable to such Company, the Business or to the Assets. To the Companies' knowledge, each Company and all employees, agents, distributors, representatives or other persons acting on the express, implied or apparent authority of such Company have not paid or or received any bribe or other unlawful payment of money or other thing of value, granted or accepted any unlawful discount, or furnished or been given any other unlawful inducement to or from any person, business association or governmental entity in the United States or elsewhere in connection with or in furtherance of the Business. The Business is not in any manner dependent upon the making or receipt of such payment, discounts or other inducements.

(r)	Transactions with Related Parties.  Except as set forth in Schedule 5r, no present or former officer or director or shareholder of either Company, and no Affiliate of such an officer or director or shareholder, is currently a party to any transaction with the Company, including, without limitation, any contract, agreement or other arrangement providing for the employment of, furnishing of services by, rental of real or personal property from or otherwise requiring payments to any such officer, director, shareholder or Affiliate. Except as set forth in Schedule 5r, there are no commitments to and no income reflected in the Financial Statements has been derived from any Affiliate of a Company and, following the Closing, neither Company shall have any obligation of any kind or description to any such Affiliate other than any such obligation assumed pursuant to the terms of this Agreement. Except as disclosed on Schedule 5r, no expense relating to the operation of the Business has been borne by an Affiliate of either Company that is not reflected in the Financial Statements. Except as disclosed on Schedule 5r, neither Company has any reason to believe that any income reflected in the Financial Statements is dependent upon or conditioned on the Business' affiliation with any Affiliate and has no reason to believe that any income source will not be available after Closing due to lack of such affiliation.
Except as disclosed on Schedule 5r, neither Company has any reason to believe that any expense reflected on the Financial Statements will be affected by loss of the Business' affiliation with any Affiliate and has no reason to believe that any expense will increase after the Closing due to the lack of such affiliation

(s)	Consents.  Except as set forth in Schedule 5s, neither Company is subject to any statute, law, ordinance, regulation, rule, determination, order, judgment, writ, injunction, decree, charter, bylaw, mortgage, deed of trust, indenture, note, agreement, commitment, lease, contract, instrument or other restriction of any kind or character whatsoever which would prevent the execution or delivery or performance of this Agreement or the consummation of the transactions contemplated hereby, or would result in any penalty, forfeiture or contract termination as a result thereof.  Except as set forth in Schedule 5s, all consents which are necessary to permit the consummation of the transactions contemplated hereby have been obtained.

(t)	Copies of Documents.  True copies of all insurance policies, mortgages, indentures, notes, leases, agreements, contracts and other instruments and documents listed in the Schedules hereto have been heretofore delivered to the Buyer and specifically identified in writing as constituting such delivery.

(u)	Broker's or Finder's Fees.  All agents, brokers, investment bankers, or other persons or firms acting on behalf of a Company or the Sellers or under the authority of any of them including, without limitation, Veronis, Suhler & Associates, Inc., have been, or will be, paid in full by the Sellers in accordance with the terms of any agreements with such parties.

(v)	Postal Permit.  The Companies are the owners of periodicals and standard class (formerly known as second and third class, respectively) postal permits which are in full force and effect as of the date hereof and no notices have been received from the United States Postal Service as to any violation thereof. The Companies have filed all requisite annual ownership statements with the Postmaster General of the United States pursuant to the requirements of 39 U.S.C., Section 3685, and true and complete copies of such reports have been furnished to the Buyer for the current and preceding year.

(w)	Advertisers.  Schedule 5w lists the ten largest advertising customers of EPG and the ten largest EGI customers during the 12-month period ended June 30,
1996 stating for each the dollar volume of sales, the term of the contract and the rates paid to the Companies by such customer.  Neither Company has any information or any reason to believe that any of such advertising customers intend to cease purchasing from the Companies.

(x)	Trade Outs.  At the Closing Date the net reciprocal trade or barter account balance (advertising exchanged for goods and services with third parties)
will be a positive balance.  Schedule 5x constitutes a true, correct and complete listing of all trade and barter balances as at June 30, 1996.

(y)	Circulation.  Schedule 5y contains true, correct and complete copies of (a)
the circulation statements or initial audit reports furnished to the
Business Publications Audit ("BPA") for the Publications for the six-month periods ending June 1994, December 1995, and June 1996, respectively, and the work papers furnished to BPA in connection with such circulation statements and initial audit reports for said periods, and (b) the BPA Audit Reports for the Publications for the six-month periods ending June 1995, December 1995 and
June 1996.  The aforementioned circulation statements and initial audit reports were prepared by the Companies in accordance with BPA's rules and regulations, are true, accurate and complete in all material respects, and fairly presents circulation data and information for the respective periods.  Except as set forth on Schedule 5y, the total number of bona fide recipients, as such term is defined by BPA, for the Publications as of the date of mailing of the last of Sellers' Issues is not less than the number of recipients set forth in the BPA audit for the comparable period in the prior year.  The final, average bona fide paid circulation for each publication for Calendar Year
1995, as audited by BPA, is not less than the number set forth on the
December 31, 1995 audit.  Upon their preparation, the circulation statements, initial audit reports and the "BPA" Audit Reports for the Publications for the six-month period ended December 1996 will promptly be delivered to the
Buyer, shall be deemed to have become a part of Schedule 5y and all of the representations and warranties contained in this Section 5y shall apply thereto.

(z)	Advertising Rates.  Schedule 5z contains true, correct and complete copies of the published rate cards in effect for the Publications in 1996. Except with respect to position or color changes, not more than 2.5% of sales in 1995 or 1996 were made at rates that deviated from the then applicable rate card rates.

(aa)	Articles of Incorporation and Bylaws.  True, correct and complete copies of the articles of incorporation and the bylaws of each Company are included in
Schedule 5(aa). On the Closing Date, no amendment or modification to such articles of incorporation or bylaws will have been made.

(ab)	Capitalization.  The authorized capital stock of EPG consists (and on the
Closing Date will consist) of 1,500,000 shares of capital stock, of which 1,000,000 shares are Common Stock and 500,000 shares are Preferred Stock. Of the Preferred Stock, 150,000 shares have been designated as Series A
Convertible Preferred Stock. There are no shares of Preferred Stock currently outstanding. Of the Common Stock, 107,640 shares are duly authorized and validly issued and outstanding, fully paid and non-assessable.
The authorized capital stock of EGI consists (and on the Closing Date will consist) of 10,000 shares of Common Stock of which 1,000 shares are duly authorized and validly issued and outstanding, fully paid and nonassessable. No shares of capital stock of either Company have been reserved for any purpose. There are no outstanding securities convertible into or exchangeable for the Common Stock of either Company and no outstanding options, rights (preemptive or otherwise), or warrants to purchase or subscribe for any shares of such stock or other securities of either Company. There are no outstanding agreements, arrangements, commitments or understandings of any kind affecting or relating to the voting, issuance, purchase, redemption, repurchase or transfer of the Common Stock.

	(ac)	Projections.  Schedule 5ac sets forth the projections for the financial performance of the Business for its 1996 and 1997 fiscal years (the
"Projections").  The Projections have been prepared in accordance with
Sellers' realistic best estimate of the financial performance achievable by the Business for the period presented and the Sellers have no reason to believe that the Business will be unable to achieve the financial performance reflected therein, it being understood, however, that the Sellers make no warranty to the Buyer that the Business will achieve the finanical performance presented in the Projections.

	(ad)	Books and Records.  The books of account, stock records, minute books and other records of each Company are in all material respects complete and accurate, and the matters contained therein are appropriately and accurately reflected in the Financial Statements.

	(ae)	Title to Common Stock.  The Sellers have, and, on the Closing Date, will have, good, valid and marketable title, free and clear of all mortgages, liens, pledges, charges, claims, security interests, agreements, encumbrances and equities whatsoever, to the 107,640 shares of Common Stock of EPG and 1,000 shares of Common Stock of EGI registered in the name of the
Sellers, with full right and lawful authority to sell and transfer such shares in accordance with Section 1 of this Agreement.  Upon payment of the
Purchase Price, the Buyer will acquire good and marketable title to such
107,640 shares of Common Stock of EPG and 1,000 shares of Common Stock of
EGI, free and clear of all mortgages, liens, pledges, charges, claims, security interests, agreements, encumbrances and equities whatsoever, it being understood that the Common Stock has not been registered under the
Securities Act of 1933 and is being transferred by the Sellers to the Buyer in reliance on an exemption from registration under such Act.

	(af)	Disclosure.  The representations and warranties by the Sellers in this
Agreement do not contain any untrue or misleading statement of material fact or omit any material fact known to the Sellers and necessary to make the statements contained therein not materially misleading, including, without limitation, matters set forth in that certain Confidential Memorandum and
Executive Summary dated January, 1996, prepared by Veronis, Suhler &
Associates, Inc. on behalf of the Sellers.

	Section 6,  Representations and Warranties of the Buyer. The Buyer represents, warrants to the Sellers as follows:

(a)	Organization and Standing.  The Buyer is a corporation duly organized, validly existing and in good standing under the laws of the state of Delaware and has the full and unrestricted power and authority, corporate and otherwise, to own, operate and lease its properties and to carry on its business as currently conducted. The Buyer is duly qualified to conduct business in the state of Minnesota.

(b)	Authorization of Agreement; No Breach.  The execution, delivery and performance of this Agreement have been duly and validly authorized and approved by all necessary corporate action on behalf of the Buyer, including, without limitation, its board of directors and shareholders. The Buyer has the corporate power and authority to execute, deliver and perform this Agreement and such other instruments necessary to consummate the transactions hereby contemplated. Neither (x) such execution, delivery and performance nor
(y) compliance by the Buyer with the terms and provisions hereof will conflict with or result in a breach of any of the terms, conditions or provisions of the articles of incorporation or by-laws of the Buyer or any judgment, order, injunction, decree, or ruling of any court or other governmental authority to which the Buyer is subject or any material agreement or contract to which the Buyer is a party or to which it is subject.

(c)	Binding Obligation.  This Agreement constitutes a valid and binding obligation of the Buyer, enforceable in accordance with its terms and each document and instrument to be executed by Buyer pursuant hereto, when executed and delivered in accordance with the provisions hereof, shall be a valid and binding obligation of the Buyer, enforceable against the Buyer in accordance with its terms.

(d)	Broker's or Finder's Fees.  No agent, broker, investment banker, or other person or firm acting on behalf of the Buyer or under its authority is or will be entitled to any broker's or finder's fee or any other commission or similar fee, directly or indirectly, in connection with the transactions contemplated by this Agreement.

(e)	Publisher Designation.  After the Closing, the Buyer agrees to cause EPG to list the Principal as a publisher emeritus or founder (or a comparable designation) in each publication of the Publications published after the Closing Date until at least the third anniversary of the Closing Date, it being understood that no transferee of the Buyer shall be so obligated and it being understood that the Principal hereby consents to the use of his name for such purpose and related purposes.

(f)	Disclosure.  The representations and warranties by the Buyer in this
Agreement do not contain any untrue or misleading statement of material fact or omit any material fact known to the Buyer and necessary to make the statements contained therein not materially misleading.

Section 7.	Affirmative Covenants of the Companies.

Each Company covenants and agrees with the Buyer that between the date of this Agreement and the Closing Date, the Companies will (and the Sellers agree to cause the Companies to):

(a) Continue to operate the Business in the usual and ordinary course of business, in conformity with all applicable laws, ordinances, regulations, rules and orders, and consistent with past practice.

(b)	Use their best efforts to preserve their business intact and to preserve the goodwill of the customers, suppliers and others having business relations with the Companies, and continue to conduct the financial operations of the Business, including its credit and collection policies, with the same effort, to the same extent and in the same manner as in the prior conduct of the business of each Company. The Companies will use their best efforts to consummate the transaction contemplated hereby and will not voluntarily take any course of action inconsistent with the consummation of such transactions.

(c)	Provide the Buyer and representatives of the Buyer with reasonable access during normal business hours and upon reasonable notice to the properties, titles, contracts, books, files, logs, records and affairs of the Companies, and furnish such additional information concerning the Business as the Buyer may from time to time reasonably request it being understood, however, that no such investigation shall affect the representations and warranties contained in Section 5 hereof or the conditions contained Section 9 hereof.

(d)	Maintain all the assets of the Business in their present condition, repair and order, reasonable wear and tear in ordinary usage excepted, and maintain the inventories of the Business at levels adequate for the operation of the Business.

(e)	Maintain the books, accounts and records of the Business in the usual and ordinary manner and deliver to the Buyer copies of quarterly operating statements and balance sheets for the Business and any other information concerning the financial condition of the Business as the Buyer may from time to time reasonably request and which is prepared by the Companies or caused by the Companies to be prepared in the ordinary course of business.

(f)	Pay or cause to be paid or provided for all property, sales, use, franchise, excise, social security, withholding, worker's compensation and unemployment insurance taxes and all other taxes of or relating to the Business, and employees, required to be paid to city, county, state, federal and other governmental units prior to the Closing Date.

(g)	Maintain in full force and effect all of its existing casualty, liability, and other insurance in amounts not less than those in effect on the date hereof.

(h)	Notify the Buyer in writing of any material adverse change in the assets, liabilities, business, operations, prospects, properties or condition
(financial or otherwise) of the Business including, but not limited to, information (including copies of all documents and records relating thereto) concerning all material claims asserted against or affecting the Business or its assets, properties or business and concerning all (regardless of materiality thereof) actions, suits or proceedings instituted or threatened against or affecting the Business or its assets, properties or business, at law or in equity or admiralty, before or by any court or governmental authority.

(i)	Keep the Buyer informed on a regular basis concerning the management of the assets, properties and business of the Companies generally, any material new contracts, agreements, commitments or transactions proposed to be entered into or employees proposed to be engaged in by either Company, and any other material developments relating to the assets, properties or business of the
Companies; provided, however, that notwithstanding the foregoing or any other provision of this Agreement,between the date hereof and the Closing, neither the Buyer nor its employees and agents shall directly or indirectly control, supervise or direct or attempt to control, supervise or direct the operation of the Publications, but such operation shall be the sole responsibility of and in the complete discretion of the Companies.

(j)	Cause to have amended the R&D Testing Facility Lease Agreement set forth on
Schedule 5(j) in form and substance reasonably acceptable to Buyer (i) to identify the legal description of the approximately 60 acre parcel of real property and improvements constituting the premises identified therein as the
 "Leased Premises", (ii) to clarify the exclusive rights of EPG, as tenant, to use of such Leased Premises (iii) to provide the tenant with the right to extend the lease term for two additional terms of five years each beyond the
"extended term" currently defined therein with a cost of living increase from the then expired term an (iv) to clearly provide for the allocation of expenses, including, without limitation, insurance, real estate taxes and maintenance expenses between such Leased Premises and premises used by the lessor for recreational purposes.

Section 8.  Negative Covenants of the Companies.

Between the date hereof and the Closing Date, except as contemplated by this Agreement, the Companies warrant to the Buyer that neither Company will, without the prior written consent of the Buyer (and the Sellers will not permit the Company to):

(a) With respect to employees of the Business, enter into any agreements with employees, increase the compensation or bonuses payable to or to become payable by the Company to any of the employees or effect any changes in the management, personnel policies or employee benefits, except in accordance with existing employment policies and practices;

(b) Create, assume, or permit to exist any new mortgage, deed of trust or pledge, or further subject ot any lien or encumbrance any, of the Assets, whether now owned or hereafter acquired, except as disclosed on Schedule 5i;

(c)	Enter into any contracts, leases, commitments, understandings, licenses, or other agreements or incur any obligation or liability (contingent or absolute), except current liabilities incurred in the ordinary course of business and obligations under the contracts listed in the Schedules;
provided, however, that the Companies may enter into such other contracts, leases, commitments, understandings, licenses or other agreements in the ordinary course of business which are consistent with such Company's past business practices, so long as such contract, leases, commitments, understandings, licenses or other agreements do not involve payments or obligations in excess of $5,000 for each such agreement in any month, or $100,000 for all such agreements in the aggregate, and each such agreement is terminable on not more than thirty days' prior written notice provided, the Buyer agrees to review and respond to any request required by this Section
8(c) within five business days of the receipt of such request and Buyer acknowledges that its failure to respond to such request shall be deemed a consent to any such new contract, lease, commitment, understanding, license or other agreement;

(d) Do or omit to do any act (or permit such action or omission) which will cause a material breach of any contract, understanding, commitment, obligation, lease, license or other agreement to which a Company is a party or by which a Company is bound; or enter into or become subject to any employment, labor or union contract, any professional service contract not terminable at will, or any bonus, pension, insurance, profit sharing, deferred compensation, retirement, hospitalization, employee benefit, or other similar plan; or increase the salary, wages or benefits payable or to become payable to any employee, or pay or arrange to pay any bonus payment to any employee except in accordance with past practices;

(e) Directly or indirecly pay any dividents on any shares of any class of a Companys capital stock, make any payment on account of the purchae, acquistion, redemption or other retirement of any shares of any class of a Company's capital stock, make any other distributions with respect thereto or merge, consolidate, combine, split, or reclassify any shares of its capital stock, provided, however, that notwithstanding the foregoing, nothing in this Agreement shall prohibit the Company from (i) making distributions to the Sellers in connection with taxes payable by the Sellers as a result of the status of Companies as "Subchapter S" corporations, or (ii) paying dividends or other making any other distributions contemplated by this Agreement;

(f) Sell, exchange, transfer or otherwise dispose of any of the assets or properties of a Company, or cancel any debts or claims, except in each case in the ordinary course of business, or establish any subsidiary, acquire any business, invest in any venture or divert any funds or other resources from the Business;

(g) Make or permit any amendment or termination of any material contract, agreement or license to which a Company is a party or which it owns, otherwise than in the ordinary course of business or in accordance with the terms and conditions of such contract, agreement or license;

(h)	Make any material change in any method of accounting or accounting practice; or

(i)	Agree, whether in writing or not, to do any of the foregoing.

Section 9.	Performance by the Buyer.

The obligations of the Buyer hereunder are subject to the conditions that on the Closing Date hereunder:

(a)	All conditions required by this Agreement to be performed or complied with by parties other than the Buyer prior to or at the Closing Date hereunder shall have been so performed or complied with in all material respects.

(b)	The representations and warranties of the Sellers and the Companies contained in this Agreement shall be true and correct in all material respects on and as of the Closing Date as if made anew on the Closing Date and each and all of the agreements of the Sellers and the Companies to be performed on or prior to the Closing Date pursuant to the terms of this Agreement shall have been duly performed in all material respects, and the Sellers shall have delivered to the Buyer a certificate, dated as of the Closing Date, to such effect.

(c)	No litigation, investigation or proceeding of any kind shall have been instituted or threatened which would materially adversely affect the business and/or operations of either Company or the Assets.

(d)	There shall have been no change subsequent to the date of the Financial
Statements for the Company's fiscal quarter ended June 30, 1996 in the condition, financial or otherwise, of the Business as a going concern or of the Assets, except changes in the ordinary course of business, none of which individually or in the aggregate shall have been materially adverse.

(e)	The Companies, the Principal, the Trust Beneficiaries and the Sellers
shall have entered into the Covenant Not To Compete Agreement and, if the Sellers shall have been able to arrange for the execution of such agreements by the Key Employees as contemplated by Section 2, the Key Employees shall have executed agreements not to compete with the Companies substantially in the form of the Covenant Not to Compete Agreement, all as contemplated by
Section 2.

(f)	All agreements between the Companies and the Principal shall have been fully terminated and the Companies shall have been released from all obligations with respect thereto in an instrument duly executed by the Principal and delivered to the Buyer.

(g)	The Buyer shall have received a written opinion of Faegre & Benson LLP, special counsel for the Companies and the Sellers, dated the Closing Date, to the effect and substantially in the form attached as Exhibit B hereto.

(h)	The Buyer, the Companies and the Sellers shall have received the following: (i) all federal, state and local governmental consents, if any, necessary to execute and deliver this Agreement and to consummate the transactions contemplated hereby, and all waiting periods specified by law shall have passed (including, but not limited to, any applicable waiting period, or any extension thereof, under the Hart Scott Rodino Anti-Trust Improvements Act of 1976, as amended, and (ii) all consents of any private persons necesssary to execute and deliver this Agreement and to consummate the transactions contemplated hereby, except as to any such other consents of private persons where the failure to obtain such consents would not, in the aggregate, have a material adverse effect on the Business, Assets or condition, financial or otherwise, of the Companies.

(i)	EBITDA for the Accounting Period shall be no less than $2.5 million based on the unaudited books and records of the Companies as at the Closing Date.

Each of the foregoing conditions shall, in all respects, be for the benefit of the Buyer who may, if the Buyer shall so elect, waive the application thereof.

Section 10.	Performance by the Sellers.  The obligations and performance hereunder by the Sellers are subject to the conditions that:

(a)	The payment of the Purchase Price and the payment of the amounts to be paid at the Closing in respect of the Covenant Not To Compete Agreement shall have been made.

(b)	The representations and warranties of the Buyer contained in this
Agreement shall be true and correct in all material respects on and as of the Closing Date as if made anew on the Closing Date and each and all of the agreements of the Buyer to be performed on or prior to the Closing Date pursuant to the terms of this Agreement shall have been duly performed in all material respects, and the Buyer shall have delivered to the Sellers a certificate, dated as of the Closing Date, to such effect.

(c)	The Buyer shall have performed and complied in all material respects with all agreements, obligations and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing Date.

(d)	No litigation, investigation or proceeding of any kind shall have been instituted or threatened which would materially adversely affect the ability of the Buyer to comply with the provisions of this Agreement.

(e)	The Sellers shall have received an opinion of Kaplan, Strangis and
Kaplan, P.A., counsel for the Buyer, dated the Closing Date, to the effect and substantially in the form attached as Exhibit C hereto.

(f)	The Companies shall have executed and delivered the Covenant Not To
Compete Agreement.

(g)	The Sellers, the Companies and the Buyer shall have received the following: (i) all federal, state and local governmental consents, if any, necessary to execute and deliver this Agreement and to consummate the transactions contemplated hereby, and all waiting periods specified by law shall have passed (including, but not limited to, any applicable waiting period, or any extension thereof, under the Hart Scott Rodino Anti-Trust Improvements Act of 1976, as amended), and (ii) all consents of any private persons necessary to execute and deliver this Agreement and to consummate the transactions contemplated hereby, except as to any such other consents of private persons where the failure to obtain such consents would not, in the aggregate have a material adverse effect on the Business, Assets or condition, financial or otherwise, of the Companies.
of the Companies.

(h)	EBITDA for the Accounting Period shall be no less than $2.5 million based on the unaudited books and records of the Companies as at the Closing Date.

Each of the foregoing conditions shall, in all respects, be for the benefit of the Sellers alone who may, if the Sellers shall so elect, waive the application thereof.

Section 11.	Liabilities.  The Companies shall be subject only to the
following obligations on the Closing Date:

(i) The contracts with employees of the Companies set forth on Schedule 11i;

(ii) The leases and other agreements set forth on Schedules 5j and 5k (other than agreements with employees included on such Schedules); and

(iii)	Deferred subscription liabilities.

Prior to the Closing Date, if necessary, the Sellers will make a capital contribution to the Companies equal to the amount of (i) all indebtedness of either Company on the Closing Date to any Seller or to any Affiliate of any of the Sellers, (ii) all indebtedness of the Company on the Closing Date to any broker or other person for commissions or fees due in connection with the transactions contemplated hereby or any other proposed transaction for the sale of the Assets, the Common Stock or the Business, (iii) the fees of any attorney of the Sellers in connection with the transactions contemplated by this Agreement or any other proposal or other transaction pertaining to the sale of the Assets, the Common Stock or the Business, (iv) any liability as of the Effective Time of Closing for pension plan contributions, accruals therefor or amounts payable in connection with the termination of such plan (and costs and expenses thereof), and (v) the amount necessary to discharge any Sellers' Accounts Payable (except to the extent the Companies have agreed to pay
Sellers' Accounts Payable as Sellers' agent pursuant to the terms of
Section 4(c) hereof). The Purchase Price shall be subject to setoff for the amount of any contribution to the capital of the Companies to be made as herein provided.

Section 12.	Rights of Indemnification.

(a)	The Sellers agree to indemnify and hold the Buyer and the Companies and their respective successors and assigns, harmless from and against:

(i)	Any and all claims, liabilities and obligations of every kind and description, contingent or otherwise, arising from or related to the Assets or operation of the Business prior to the Closing Date except all such claims, liabilities and obligations which have been assumed pursuant to this Agreement or are fully recovered by the Company under such Company's insurance policies in effect on the Closing Date;

(ii)	All liabilities of the Company not permitted to be outstanding on the
Closing Date as provided in Section 11 hereof;

(iii)	Any and all liabilities of or claims of a third party against a Company arising out of litigation arising out of the conduct of the business of such Company prior to the close of business on the Closing Date, whether or not disclosed on Schedule 5n except liabilities fully recovered by a Company under such Company's insurance policies in effect on the Closing Date;

(iv)		Any and all damage or deficiency resulting from any	misrepresentations,
breach of warranty, or nonfulfillment of 	any agreement on the part of a
Company or a Seller under this 	Agreement, or from any misrepresentation in
or omission from 	any certificate or other instrument furnished to the Buyer
pursuant to this Agreement or in connection with any of the 	transactions
contemplated hereby;

(v)		Any Taxes in respect of the operation of the 	Business through the
Effective Time of Closing;

(vi)	Any liability, including any liability for Taxes	pertaining to a
reduction in the basis of the Assets as a 	result of the 	distributions to be
made to the Sellers as 	contemplated by Section 4(b) hereof; and

(vii)		Any and all actions, suits, proceedings, damages, 	assessments,
judgments, costs and expense, including 	reasonable attorneys' fees, incurred
by the Buyer or the 	Company as a result of the Sellers' failure or refusal
to 	compromise or defend any claim incident to, or otherwise 	comply with,
any of the foregoing provisions.

(b)	The Buyer shall agree at Closing to indemnify and hold the Sellers harmless from and against:

(i)	Any and all claims, liabilities, and obligations of every kind and description, contingent or otherwise arising from or related to Assets or the
operation of the Business 	subsequent to the Closing Date;

(ii)	Any and all damage or deficiency resulting from any misrepresentations, breach of warranty, non-fulfillment of any agreement on the part of the Buyer under this Agreement, or from any misrepresentation in or omission from any certificate or other instrument furnihird party with respect to any claim which Indemnitee was paid.

(iii) Any liability for Taxes of the Sellers arising as a result of changes in tax elections made by the Buyer after the Closing Date; and

(iv) Any and all actions, suits, proceedings, damages, assessments, judgments, costs and expenses, including reasonable attorneys' fees, incurred by the Sellers as the result of the failure or refusal of the Buyer to defend or compromise any claim, incident to, or otherwise comply with any of the foregoing provisions.

(c)	In order for the party from whom indemnity may be sought (the
"Indemnitor") to be fully informed at all times concerning its possible obligations to give indemnity to the claimant thereof under the provisions of this Section 12 (the "Indemnitee") and to permit the amounts thereof to be minimized, if the Indemnitee suffers or is threatened with or incurs any loss, damage or expense for which it would be entitled to be indemnified, the Indemnitee shall promptly give notice to Indemnitor after obtaining knowledge of any claim and, is such indemnity shall arise from the claim of a third party, shall permit Indemnitor to assume the defense of any third party claim which if not firt paid, discharged or otherwise complied with would result in an interruption or cessation of the conduct of the Business or any material part thereof or otherwise materially adversely affect the Publications. Notwithstanding the foregoing notice requirement, the right to indemnification hereunder shall not be affected by any failure of Indemnitee to give such notice or any delay by Indemnitee in giving such notice unless, and then only to the extent that, the rights and remedies of Indemnitor shall have been prejudiced as a result of the failure to give, or delay in giving, such notice. Failure by Indemnitor to notify the Indemnitee of its election to defend any such claim or action by a third pary within fourteen days after notice thereof (accompanied by the information required by this Section) shall have been given to Indemnitor, shall be deemed a waiver by Indemnitor of its right to defend such claim or action.

(d) If Indemnitor assumes the defense of such claim by a third party or litigation resulting therefrom, the obligations of Indemnitor hereunder as to such claim shall include taking all steps necessary in the defense or settlement of such claim or litigation resulting therefrom including the retention of counsel reasonably satisfactory to the Indemnitee, and holding the Indemnitee harmless from and against any and all claims caused by or arising out of any settlement approved by Indemnitor or any judgment in connection with such claim or litigation resulting therefrom. Without the prior written consent of Indemnitee, Indemnitor shall not, in the defense of such claim or any litigation, consent to the entry of any judgement or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or the plaintiff to the Indemnitee of a release, in form reasonably satisfactory to the Indemnitee, from all liability in respect of such claim or litigation. Notwithstanding the foregoing, the Indemnitee will be entitled to participate in the defense of such claim or litigation at its own expense. If the defendants in any such action include both the Indemnitee and Indemnitor and the Indemnitee shall have reasonably concluded that there may be legal defenses available to it and/or other indemnified parties which are different from or additional to those available to the Indemnitee, the Imdemnitee shall have the right to select separate counsel to assume such legal defenses and to otherwise participate in the defense of such action on behalf of Indemnitee.

(e) If Indemnitor does not assume the defense of any such claim by a third party or litigation resulting therefrom, the Indemnitee may defend against such claim or litigation in such manner as it deems appropriate and, unless Indemnitor shall deposit with Indemnitee a sum equivalent to the total amount demanded in such claim or litigation plus the Indemnitee's estimate of the cost of defending the same, the Indemnitee may settle such claim or litigation on such terms as it deem appropriate and Indemnitor shall, in accordance with the provisions hereof, promply reimburse the Indemnitee for the amount of such settlement and for all losses and expenses incurred by Indemnitee in connection with the defense against or settlement of such claim or litigation. At the Closing, the Sellers, the Buyer and an independent financial institution designated by the Sellers and approved by the Buyer, which approval shall not be unreasonably withheld (the "Indemnification
Escrow Agent") shall enter into an escrow agreement in substantially the form attached as Exhibit D hereto (the "Indemnification Escrow Agreement") and the Buyer shall, on behalf of the Sellers, deliver to the Indemnification Escrow Agent the sum of $5 million (the "Indemnification Escrow Fund") to be held as provided in the Indemnification Escrow Agreement, it being understood, however, that the Sellers' aggregate liability for the breach of any representation, covenant, agreement or warranty in this agreement shall not be limited to the amount of the Indemnification Escrow Fund.

(f) Each party will cooperate with the other in resolving or attempting to resolve any claim and will permit the other party access to all books and records which might be usefule for such purpose, during normal business hours and at the place where the same are normally kept, with full right to make copies thereof and extracts therefrom at the cost of the copying party.

(g) Failure to give notice notice or otherwise comply with the terms of this
Section 12 shall not invalidate any claim for indemnity except to the extent that the failure to give such notice or otherwise comply with the provisions of this section shall have resulted in actual damage to the other party. Indemnitor shall be subrogated to all rights of Indemnitee against any third party with respect to any claim which Indemnitee was paid.

(h)	Notwithstanding the foregoing, except for claims of the Buyer against the
Sellers for breaches of representations and warranties in Sections 5(a), 5(c), 5(e), 5(l), 5(ab), 5(ae) and the last sentence of Section 5(p), which claims shall not be subject to any limitations, (i) no Indemnitor shall be liable for indemnification claims pursuant to this Section 12 in respect of any isolated breach of a representation or warranty involving less than $1,000 and until the aggregate amount of such claims for breaches of representations or warranties in excess of $1,000 exceeds $50,000, from and after which time the Indemnitor shall be liable for all claims hereunder (including the first $50,000 in such claims); (ii) any claim for indemnity shall be asserted, if at all, on or before the second anniversary of the Closing Date; (iii) a breach by the Buyer or the Companies of the undertaking contained in Section 6(e) shall be enforceable solely by writ of mandamus and neither the Companies nor the Buyer shall have any liability for monetary or consequential damages on account of a breach thereof; and (iv) no Indemnitor shall be liable for indemnification claims under this Section 12 in excess of $5 million.

Section 13.	Risk of Loss.  The risk of any loss, damage or destruction to any of the assets of the Business from fire or other casualty or loss shall be borne by the Sellers at all times prior to the Closing. Upon the occurrence of any material loss or damage to any of the Assets or the Business as a result of fire, casualty, or other causes prior to the Closing Date, the cause of damage, if known, and the extent to which restoration, replacement and repair

Section 13.	Risk of Loss.  The risk of any loss, damage or destruction to any of the assets of the Business from fire or other casualty or loss shall be borne by the Sellers at all times prior to the Closing. Upon the occurrence of any material loss or damage to any of the Assets or the Business as a result of fire, casualty, or other causes prior to the Closing Date, the Companies shall notify the Buyer thereof in writing as soon as practicable stating with particularity the extent of the loss or damage incurred, the cause of damage, if known, and the extent to which restoration, replacement and repair of such assets lost or destroyed will be reimbursed under any insurance policy with respect thereto. Provided a Company has not repaired, restored or replaced the damaged assets by the Closing Date from the proceeds of insurance paid to such Company or from contributions made to the capital of such Company by the Sellers, the Buyer shall have the option (but not the obligation) exercisable on the Closing Date to:

(i)	terminate this Agreement; or

(ii)	elect to consummate the Closing and accept the property in its "then"
condition, in which event, the Purchase Price shall be reduced by the cost of repairing, restoring or replacing such damaged Assets not to exceed, however, $1 million.

Section 14.	Performance at Closing by the Sellers.  At the Closing hereunder, the Sellers will:

(a)	Deliver to the Buyer certificates for the shares of Common Stock, stock powers therefor and such other documents and instruments as may be necessary to effect the transfer thereof to the Buyer free and clear of liens or encumbrances;

(b)	Deliver to the Buyer the certificate contemplated by Section 9(b) hereof;

(c)	Deliver to the Buyer an opinion of counsel for the Companies and the
Sellers, dated as of the Closing Date, to the effect and substantially in the form attached as Exhibit B hereto;

(d)	Execute and deliver, and cause the Trust Beneficiaries and Key Employees to execute and deliver, to the Companies the Covenant Not To Compete Agreement;

(e)	Deliver good standing certificates for the Companies as of a date not more than ten days prior to the Closing Date issued by the Secretary of State of Minnesota, and each state (if any) in which the Company is qualified to do business as a foreign corporation;

(f)	Deliver the written resignations of all of the current officers and members of the board of directors of each Company (effective at the Closing
Date);

(g)	Deliver the articles of incorporation, bylaws, minute books, stock books and all other books and records of each Company; and

(h)	Execute and deliver the Indemnification Escrow Agreement.

Section 15.	Performance at Closing by the Buyer.  At Closing, the Buyer will:

(a)	Pay or cause to be paid to the Sellers the moneys payable at the Closing as set forth in Sections 1 and 2 hereof;

(b)	Deliver to the Sellers the written opinion of counsel for the Buyer, dated as of the Closing Date, to the effect and substantially in the form attached as Exhibit C hereto; and

(c)	Execute and deliver the Indemnification Escrow Agreement.

Section 16. 	Default.  In the event of a material breach by a Company or the
Sellers of his or its respective representations or obligations hereunder, not cured within ten business days after written notice to that effect from the Buyer, in addition to any other right or remedy available to the Buyer, the Buyer shall have the right to enforce the terms of this Agreement by decree of specific performance, it being agreed that the property to be transferred hereunder is unique and not readily available in the open market. In the event of a material breach by the Buyer of its representations or obligations hereunder, not cured within ten business days after written notice to that effect from the Sellers, the Sellers shall be entitled to terminate this Agreement by giving written notice thereof to the Buyer.

Section 17.	Termination of Agreement.  Anything herein to the contrary
notwithstanding, unless a party hereto shall be in default and this Agreement is terminated or specifically enforced pursuant to Section 16 hereof, this Agreement and the transactions contemplated by this Agreement shall terminate if the Closing does not occur on or before January 15, 1997, unless extended by mutual consent in writing of the Buyer and the Sellers and may otherwise be terminated at any time before the Closing as follows

(a)	Mutual Consent.  By mutual consent in writing of the Buyer and the Sellers.

(b)	Conditions to the Buyer's Performance are not met.  By the Buyer by
written notice to the Sellers if (i) the Sellers or Companies materially breach this Agreement, or (ii) any event occurs which would render impossible the satisfaction of one or more conditions to the obligations of the Buyer to consummate the transactions contemplated by this Agreement as set forth in
Section 9 hereof.

(c)	Conditions to the Sellers' Performance are not met.  By the Sellers by
written notice to the Buyer if (i) the Buyer materially breaches this Agreement, or (ii) any event occurs which would render impossible the satisfaction of one or more conditions to the obligations of the Sellers to consummate the transactions contemplated by this Agreement as set forth in
Section 10 hereof.

Section 18.	Effect of Termination.  In the event that this Agreement shall be terminated pursuant to Section 17 hereof, all further obligations of the parties under this Agreement shall terminate without further liability of any to another; provided that the obligations of the parties contained in Section
16 and 19(d) hereof shall survive any such termination.

Section 19.	Miscellaneous.

(a)	Schedules and Exhibits.  All schedules and exhibits to this Agreement shall be deemed part of this Agreement and incorporated herein, where applicable, as if fully set forth herein.

(b)	Successors, Assigns.  Etc.  This Agreement shall be binding and shall inure to the benefit of the parties hereto and their respective heirs, administrators, successors and assigns. The expression the "Sellers" as used herein includes each of the Sellers and their respective heirs, administrators, successors and assigns and the liability of each such party, heir, administrator, successor and assign shall be joint, not several.

(c)	Construction.  This Agreement shall be construed and enforced in accordance with the laws of the State of Minnesota.

(d)	Confidentiality.  The Buyer agrees that any information delivered to the
Buyer by Sellers or the Companies in connection with the transactions contemplated by this Agreement, shall be maintained as confidential by the Buyer and the Buyer agrees not to disclose any such information to any person whatsoever other than is necessary to disclose such information to its own employees and other representatives (including prospective lenders) for the purpose of effecting the transaction contemplated by this Agreement (including the financing thereof) unless such information becomes otherwise publicly available or the Buyer is required to make such disclosure by order of a court or governmental agency. The Buyer agrees that, in the event this Agreement is not closed for any reason whatsoever, all documents and copies embodying such information shall be, at the request of the Sellers, delivered to the Sellers or destroyed. Buyer and Sellers agree that, except to the extent otherwise required by law, none of them shall issue a press release in respect of the transactions contemplated hereby without the consent of the other.

(e)	Counterparts.  This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

(f)	Notices.  All notices, requests and other communications from any of the parties hereto to the other shall be in writing and shall be considerd to have been duly given or served when personally delivered (in the case of a corporate entity, to an executive officer of such party), or on the first day after the date of deposit with Federal Express or next day delivery, postage prepaid, or on the third day after deposit in the United States mail, certified or registered, return receipt requested, postage prepaid, or on the date of telecopy, fax or similar telephonic transmission during normal business hours, provided that the recipient has specifically acknowledged by telephone receipt of such telecopy, fax or telephonic transmission; addressed, in all cases, to the party at his or its address set forth below, or to such other address as such party may hereafter designate by written notice to other parties.

If to either Company or any Seller, to:

		Ehlert Publishing Group, Inc.
		2408 Lafayette Road
		Wayzata, Minnesota  55391
		Attn:  Mr. John A. Ehlert

With a copy (which copy shall not constitute notice) to:

		Mr. Richard A. Hassel
		7831 Glenroy Road
		Suite 335
		Minneapolis, Minnesota  55439

If to the Buyer, to:

		Affinity Group, Inc.
		2575 Vista Del Mar Drive
		Ventura, California  93001
		Attn:  Mr. Stephen Adams

With a copy (which copy shall not constitute notice) to:

		Mr. Andris A. Baltins
		Kaplan, Strangis and Kaplan, P.A.
		5500 Norwest Center
		90 South Seventh Street
		Minneapolis, MN  55402

Any notice given to EPG in the manner hereinabove provided shall be deemed sufficient notice to both Companies and all the Sellers and any notice given by either company or any of the Sellers pursuant to the provisions hereof shall be deemed notice on behalf of both of the Companies and all the Sellers.

(g)	Delivery of Documents and Schedules by Companies.  After the delivery of each Schedule and prior to the Closing Date the Companies shall, from time to time, promptly update the Schedules so as to maintain the accuracy of the information contained therein and shall promptly supply to the Buyer copies of any new documents or instruments referenced in such Schedules.

(h)	Definitions.  For the purposes of this Agreement, the following expressions shall have the meanings given to them below:

"Accounting Period" means the fiscal year of the Companies ending
December 31, 1996.

"Affiliate" means: (a) with respect to a person, any member of such person's family; (b) with respect to an entity, any officer, director, shareholder, partner or investor or in such entity or of or in any affiliate of such entity; and (c) with respect to a person or entity, any person or entity which directly or indirectly controls, is controlled by, or is under common control with such person or entity; and "control" means possession, directly or indirectly, of power to direct or cause the direction of ownership of voting securities, by contract or otherwise).

"Ancillary Products" is defined in the preamble.

"Assets" means all of the properties, assets and business, of every kind and description, wherever located, owned or leased by the Company and used or useable in the Business (except properties and assets to be distributed to the Sellers as contemplated by Section 4(b) hereof)including the following:

(i)	Inventory and Library.  All paper stock, raw materials, supplies, work-in-process, books, periodicals and other items included in the inventory and library of the Business;

(ii)	Securities and Receivables.  All accounts receivable, deposits, barter services or rights, prepaid expenses and other prepaid items, including cash, negotiable securities and loans receivable;

(iii)	Personal Property.  All printing plant and presses and other machinery, equipment, furniture, fixtures and other tangible personal property used or useable in the Business including, specifically, the property listed on
Schedule 19h hereto, together with such additions, modifications and replacements thereto, and subject to deletions there from in connection with any such replacements, as may be made by a Company in the ordinary course of business between the date of such schedule and the Closing Date;

(iv)	Leased Real Property.  The interest of the Companies in all real property, buildings and structures, including, specifically, the property, buildings and structures listed on Schedule 5j and all leases and agreements, rights and appurtenances relating thereto, including, specifically, the leases and agreements listed on Schedule 5j hereto, any renewals, extensions, amendments or modifications thereof, and any additional agreements and leases made or entered into by a Company in the ordinary course

(v)	Business Leases and Agreements.  The agreements, leases, commitments and orders used or useable in the Business, including specifically, the leases, agreements and covenants not to compete in favor of the Companies from third parties or predecessors of a Company listed individually or by category on
Schedule 5k, including any renewals, extensions, amendments or modifications thereof, and any additional agreements, leases, commitments and orders made or entered into by a Company in the ordinary course of business between the date of such Schedule and Closing Date;

(vi)	Intangibles.  All copyrights and applications therefor, trademarks, service marks, trade secret rights, patents, patent rights, trade names, tradename rights or other similar rights used or useable in the Business, including, specifically, the names Snowmobile, SnowGoer, Snow Week, Snowmobile Business, PWC Magazine, Watercraft World, Watercraft Business, ATV Magazine, Bowhunting World, 3D & Target Archery and Archery Business or any similar name and any logo or mark used in connection with any of the forgoing names and the other copyrights, trademarks, service marks or other similar rights listed on Schedule 5h, the good will of the Business as a going concern, including lists of customers and suppliers, correspondence, purchase orders and the general intangibles of the Business including techniques, processes and know-how that pertain to the Business;

(vii)	Other Materials.  All editorial materials, photographs and negatives, artwork and films, including periodical and photo libraries, films and video and audio tapes and all of the Companies' rights associated with the foregoing, and all computer programs and software together with source code, instruction manuals and other data for the effective use thereof;

(viii)	Memberships.  All memberships, agencies and permits;

(ix)	Mailing Lists and Proprietary Information.  All mailing lists, subscriber and advertiser lists, subscriptions, telephone numbers, processes, trade secrets, know-how and other proprietary or confidential information used in or relating to the Business;

(x)	Licenses and Authorizations.  The licenses, permits and authorizations used or useable in the operation of the Business, including, specifically, the licenses, permits and authorizations listed on Schedule l9hx hereto, together with any renewals, extensions or modifications thereof and additions thereto made in the ordinary course of business between the date of this Agreement and the Closing Date;

(xi)	Records.  All logs, books, business and financial records (or true copies thereof) and advertising material used in connection with the Business as of the Closing Date.

"Business" is defined in the preamble.

"BPA" is defined in Section 5(y).

"Buyer" is defined in the preamble.

"Buyer's Issues" means any issue of a Publication which does not constitute a Sellers' Issue.

"Closing Date" is defined in Section 3(a).

"Code" means the Internal Revenue Code of 1986, as amended.

"Common Stock" means the authorized shares of the Common Stock of each Company, $0.10 par value, per share, and any shares of stock or other interests issued in exchange or substitution therefor, by reorganization, stock dividend or otherwise.

"Companies" is defined in the preamble.

"Company" is defined in the preamble.

"Covenant Not To Compete Agreement" is defined in Section 2.

"Direct Costs" include the paper, printing, postage and mailing costs associated with the Sellers' Issues and incurred by the Companies prior to the Effective Time of Closing.

"EBITDA" means net income (loss) of the Business calculated in the manner set forth on Exhibit F attached hereto provided that, to the extent included therein, there shall be excluded from income any interest income, any other item of income not derived from the ordinary ongoing business operations of the Company, any gain on the sale or disposition of any properties, any prior period adjustments, any extraordinary items, any income resulting from a change in any accounting method becoming effective during such period, any Non-Cash Income, Owner's Benefits and income pertaining to Buyer's Issues, whether or not such income would be included as income of the Business calculated in accordance with GAAP.

"Effective Time of Closing" means 11:59 p.m. on December 31, 1996.

"Employee Agreements" is defined in Section 5(p).

"Employment Agreement" is defined in Section 2.

"EGI" is defined in the preamble.

"EPG" is defined in the preamble.

"ERISA" is defined in Section 5(p).

"Escrow Agent" means the financial institution designated as the Escrow Agent pursuant to the terms of the Earnest Money Escrow Agreement.

"Financial Statements" is defined in Section 5(d).

"GAAP" is defined in Section 5(d).

"Hazardous Materials" is defined in Section 5(j).

"Indemnification Escrow Agent" is defined in Section 12(e).

"Indemnification Escrow Agreement" is defined in Section 12(e).

"Indemnification Escrow Fund" is defined in Section 12(e).

"Indemnitee" is defined in Section 12(c).

"Indemnitor" is defined in Section 12(c).

"Key Employees" is defined in Section 2.

"Leases" is defined in Section 5(j).

"Non-Cash Income" means barter or trade income.

"Owner Benefits" means any and all compensation and other expenses paid to or accruing to the benefit of the Principal by the Companies, including but not limited to salary and incentive payments, travel and entertainment expenses, insurance costs, automobile expenses and 401(k) expenses.

"Permitted Encumbrances" means (a) liens for taxes, assessments, or similar charges incurred in the ordinary course of business that are not yet due and payable; (b) inchoate liens of mechanics, materialmen, warehousemen, carriers, or other like liens, securing obligations incurred in the ordinary course of business that are not yet due and payable; and (c) easements, rights-of-way, zoning and similar covenants and restrictions which, in the aggregate, do not materially interfere with the ordinary conduct of the Business.

"Plans" is defined in Section 5(p).

"Projections" is defined in Section 5(ac).

"Publications" is defined in the preamble.

"Purchase Price" is defined in Section 1.

"Sellers" is defined in Section 19(b).

"Sellers' Accounts Payable" is defined in Section 4(b).

"Sellers' Accounts Receivable" means accounts receivable of the Companies as of the Effective Time of Closing pertaining to (a) advertising in, and newsstand receivables in respect of, Sellers' Issues (but not other receivables including, specifically, barter or trade credits relating to Sellers' Issues and subscription receivables pertaining to Sellers' Issues) and (b) list rental receivables and television programming receivables to the extent that such receivables arose during and are properly allocable to periods prior to the Effective Time of Closing.

"Sellers' Issues" means only such issues of the Publications which are (i) actually distributed prior to the Effective Time of Closing and (ii) currently scheduled to be accounted for in the 1996 fiscal year of the Companies as set forth in Schedule 4b.

"Taxes" means all taxes, charges, fees, levies, penalties, or other assessments, including without limitation, income, excise, property, sales, and franchise taxes, imposed by the United States, or any state, county, local, or foreign government or a subdivision or agency thereof, and including any interest, penalties or additions attributable thereto.

"Terminated ESOP" is defined in Section 5(p).

(i) Best Efforts. Subject to the terms and conditions herein provided, each of the parties hereto agrees to use all reasonable efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable to consummate and make effective as promptly as practicable the transactions contemplated by this Agreement and to cooperate with each other in connection with the foregoing, including, but not limited to using reasonable efforts to file any Notification and Report and related materials that such party may be required to file with the Federal Trade Commission and the Antitrust Division of the United States Department of Justice under the Hart Scott Rodino Anti-Trust Improvements Act of 1976, as amended, and to use such party's best efforts to obtain an early termination of the applicable waiting period, and to make any further filings pursuant thereto that may be necessary or advisable in connection therewith.

(j)  Further Assurances.   Each of the parties hereto agrees to execute and
deliver such other and further documents as the other may reasonably require to effect the intent hereof, which obligations shall survive the Closing.

(k) No Third Party Beneficiaries. Nothing in this Agreement, express or implied, is intended to confer upon any person, other than the parties hereto and their respective successors and permitted assigns, any right, remedy or claim under or by reason of this Agreement or of any term, condition or covenant hereof.

(l) Attorney's Fees. In the event of any dispute hereunder between the parties hereto, the prevailing party in any litigation instituted hereunder shall be entitled to recover from the other its costs and expenses thereof, including, specifically, its reasonable attorney's fees.


IN WITNESS WHEREOF, the parties hereto have caused these presents to be executed as of the day and year first above written.

						/s/ John H. Ehlert
						John A. Ehlert
						(a "Seller")

						John A. Ehlert Irrevocable Trust
      for Adam C. Ehlert

						By:/s/ Richard A. Hassel
						Its: Trustee
							(a "Seller")

						John A. Ehlert Irrevocable Trust
      for Zachary J. Ehlert

						By:/s/ Richard A. Hassel
						Its: Trustee
							(a "Seller")

						John A. Ehlert Irrevocable Trust
      for Nathaniel X. Ehlert

						By:/s/ Richard A. Hassel
						Its: Trustee
							(a "Seller")

						John A. Ehlert Irrevocable Trust 2
      for Adam C. Ehlert

						By:/s/ Richard A. Hassel
						Its: Trustee
							(a "Seller")

						John A. Ehlert Irrevocable Trust 2
						for Zachary J. Ehlert

						By:/s/ Richard A. Hassel
						Its: Trustee
							(a "Seller")

						John A. Ehlert Irrevocable Trust 2
						for Nathaniel X. Ehlert

						By:/s/ Richard A. Hassel
						Its: Trustee
							(a "Seller")




						AFFINITY GROUP, INC.



						By /s/ Stephen Adams
						Its Chairman
							(the "Buyer")

						EHLERT PUBLISHING GROUP, INC.



						By /s/ John A. Ehlert
      Its President and
      Chief Executive Officer
							 (a "Company")

						EXPOSITIONS GROUP, INC.



						By /s/ John A. Ehlert
						Its President and
      Chief Executive Officer
							 (a "Company")