Form 10-K
period 1996-12-31
AFFINITY GROUP INC
filed 1997-03-31
CIK 910560

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                               FORM 10-K
(Mark One)

  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended December 31, 1996    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----      OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from                  to

                        Commission File Number     0-22852
          ----------------------------------------------------------------

                                 AFFINITY GROUP, INC.
                (Exact name of registrant as specified in its charter)

               DELAWARE                                              13-3377709
(State of incorporation or organization)    (I.R.S. Employer Identification No.)


          64 Inverness Drive East                         (303) 792-7284
          Englewood, CO  80112            (Registrant's telephone number,
          (Address of principal           including area  code.)
          executive offices)
                  ----------------------------------------------------

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

                     YES  X          NO
                        ----            ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             OUTSTANDING AS OF
                    CLASS                     March 26, 1997
                    -----                    -----------------
          Preferred stock, $.001 par value           none
          Common stock, $.001 par value            2,000

DOCUMENTS INCORPORATED BY REFERENCE: DOCUMENTS REFERENCED ON EXHIBIT INDEX

                                    PART I

ITEM 1: BUSINESS


GENERAL

Except where the context indicates otherwise, the term "Company", or "AGI" means Affinity Group, Inc. and its predecessors and subsidiaries but excludes the operations of the National Association for Female Executives ("NAFE") club which is classified as a discontinued operation.

The Company is a membership-based direct marketing organization primarily engaged in selling club memberships to selected recreational affinity groups principally comprised of recreational vehicle owners, campers, outdoor vacationers and, to a lesser extent, golfers. The Company's club members form a receptive audience to which it sells products and services, merchandise and publications targeted to the recreational interests of such members. The Company's two principal lines of business are: (i) club memberships and related products, services and club magazines (ii) subscription magazines and other publications including directories. The Company's affinity groups and publishing operations provide its club members with access to discounts for certain activities and competitively priced products and services addressing club members' specific needs. See Footnote 15 in the Notes to Consolidated Financial Statements for financial information about the Company's segments.

At December 31, 1996, there were approximately 1.3 million dues paying members enrolled in the Company's clubs, level with 1.3 million at December 31, 1995. The paid circulation per issue of the Company's general circulation magazines estimated at 579,000 with an aggregate readership estimated at over 3 million at December 31, 1996. The Company believes its club members have favorable demographic characteristics and comparatively high renewal rates. Revenues of the Company were $140.0 million for the year ended December 31, 1996, compared to $139.2 million for the year ended December 31, 1995, representing a 0.5% increase. Excluding $1.1 million ($0.3 million in 1995) from Affinity Thrift and Loan ("ATL") and Affinity Insurance Group, Inc. ("AINS") acquired in October and June of 1995, respectively, revenues for 1996 were $138.9 million compared to $139.0 million in 1995. Excluding the ATL and AINS operations acquired in 1995, membership service revenue represented 70.4% of revenues in 1996 compared to 71.2% in 1995, and publications revenue represented 29.3% of total revenues in 1996 compared to 28.8% in 1995.

On February 25, 1997, the Company entered into a purchase agreement to acquire the stock of Camping World Inc. ("Camping World"), a specialty retailer offering merchandise and services through retail supercenters and mail order catalogs primarily to members of its buying club. The consideration for the Camping World acquisition will consist of $108 million in cash at closing (including $19 million to be paid pursuant to non-competition and consulting agreements with certain Camping World executives) and $15 million to be paid over the five years following closing pursuant to management incentive agreements with certain Camping World executives. Upon completion of the Camping World acquisition, the Company will have over 1.7 million paying members enrolled in its recreational affinity clubs, including approximately 465,000 Camping World buying club members, and will have over 3.9 million names in its proprietary database targeted to the recreational activities of the Company's club members, including approximately 1.0 million new names from Camping World.

On March 6, 1997, the Company acquired the stock of Ehlert Publishing companies ("Ehlert"), a specialty sports and recreation magazine publisher for $22.3 million, including a note for $1.5 million issued by the Company's parent, Affinity Group Holding, Inc., and entered into a non-competition agreement with Ehlert's principal stockholder for $200,000. As a result of the Ehlert acquisition, the circulation of the Company's publications exceeds
4.7 million.

BUSINESS STRATEGY

The Company's business strategy is to increase (i) the enrollment of its clubs through internal growth and acquisitions, (ii) the sales of its products and services by marketing to club members through the most effective distribution channels and by developing and enhancing its product and service offerings, and (iii) the circulation of its publications by introducing new magazines and acquiring publications which are complementary to the Company's recreational market niche. The Company also seeks to realize operational efficiencies through the integration of acquired businesses such as occurred as a result of the Golf Card club and Woodall Publishing.

ENHANCE CLUB MEMBERSHIP ENROLLMENT

The Company seeks to increase the number of its club members by maximizing renewals, establishing an optimal mix of channels for soliciting new members and re-acquiring inactive members. Management believes that the participation levels and renewal rates of club members reflect the benefits derived from membership. In order to maintain high participation rates in its clubs, the Company continuously evaluates member satisfaction and actively responds to changing member preferences through the enhancement or introduction of new membership benefits including products and services. The Company also seeks to optimize its use of alternative channels for acquiring club members.

INCREASE SALES OF PRODUCTS AND SERVICES.

The Company seeks to increase the sale of its products and services due to their profitability and the favorable impact such programs have on club membership growth and retention. The Company regularly studies the feasibility of introducing products and services. For example, in 1995, the Company introduced its extended vehicle warranty program which had approximately 1,600 policies in force as of December 31, 1996.

IMPROVE OPERATING PERFORMANCE

The Company seeks to achieve operating efficiencies by selectively acquiring and developing recreational affinity groups which enable the Company to increase membership enrollment and to realize cost savings. The Company also seeks to enhance its importance with third party providers of products and services by maintaining high membership enrollment levels in such programs, thereby increasing the fees it receives from such vendors. Where appropriate, the Company may consider directly providing certain products and services and thereby retain all of the financial benefits from such provision.

ACQUIRE AND DEVELOP OTHER AFFINITY GROUPS.

The Company believes that the experience it has accumulated in managing its existing recreational affinity groups is applicable to the management of other recreational interest organizations. In 1990, the Company acquired the Golf Card club and has successfully grown membership by approximately 47% since its acquisition. As a result, the Company conducts ongoing evaluations for developing or acquiring affinity groups for which it can build membership enrollment and to which it can market products and services.

EXPAND NICHE RECREATIONAL PUBLICATIONS

The Company seeks to expand its presence as a dominant publisher in select recreational niches through the introduction of new magazine formats and the acquisition of other publications in its market or in complementary recreational market niches. Publications in complementary niches may also provide the Company with the opportunity to launch new membership clubs, to market its products and services to members of new clubs and to develop other products and services which meet the special needs of such members. The Company believes overall circulation of its magazines is an important factor in determining the amount of revenues it can obtain from advertisers.

RV INDUSTRY

The use of RVs and the demand for club memberships and related products and services may be influenced by a number of factors including general economic conditions, the availability and price of propane and gasoline, and the total number of RVs. The Company believes that both the installed base of RVs and the type of RV owned (full service vehicles excluding van conversions) are the most important factors affecting the demand for its membership clubs, merchandise and products and services. Based on the most recent survey conducted by the Survey Research Center of the University of Michigan (the "Survey"), the number of households owning RVs increased from 7.3 million in 1984 to 8.2 million in 1993. The Survey also indicates that the percentage of households owning RVs during this period was unchanged at approximately 10%.

According to the Survey, the average RV owner was 48 years old. RV ownership also rose with age reaching its highest percentage level among those 55 to 74 years old. According to the 1994 U. S. Census, households in this age group are projected to increase from 23.8 million to 28.9 million in 2005. RV ownership also is concentrated in the western United States in which area the population growth rate is expected to be greater than the national average through 2005. The Survey also indicates that RV ownership is associated with higher than average annual household income which among RV owners was approximately $39,000 per annum as compared to the national average of $31,000 per annum according to the 1994 U. S. Census.

The median age and annual household income of the Company's club members were 65 years and $49,000 in 1995 based on member survey data. The Company believes that the demographic profile of its typical club member, coupled with a demographic trend towards an aging population will have a favorable impact on RV ownership and the demand for club memberships and related products and services.

MEMBERSHIP CLUBS

The Company operates the Good Sam Club and the Coast to Coast Club for RV owners, campers and outdoor vacationers and the Golf Card Club for golf enthusiasts. The membership clubs form a receptive audience to which the Company markets its products and services. The following table sets forth the number of members at December 31, 1996, annual membership dues and average annual renewal rates during the period of 1992 to 1996 for each club:



                           Number of Members at                  Average Renewal
      Membership Club       December 31, 1996     Annual Fee(1)      Rate(2)
      --------------------------------------------------------------------------
      Good Sam Club              911,430             $10-$25             70%

      Coast to Coast Club        257,236             $43-$60             80%

      Golf Card Club             136,162             $76-$95             68%


---------------
(1)  For a single member, subject to special discounts and promotions.

(2)  Excludes members having life-time memberships.

In addition to regular memberships, the Company also sells multi-year memberships. Management believes that multi-year memberships provide several advantages, including the up-front receipt of dues in cash, reduced membership costs and a strengthened member commitment.

Beginning in 1992, the Company began selling life-time memberships for the Good Sam Club. As of December 31, 1996, the average price for a life-time membership was $274 with 68,490 members registered. Based on an actuarial analysis of the life-time members, the Company expects the average length of a life-time membership to be 18 years.


GOOD SAM CLUB

The Good Sam Club, founded in 1966, is a membership organization for owners of recreation vehicles. The Good Sam Club is the largest for-profit RV club in North America with over 910,000 member families and over 2,100 local chapters as of December 31, 1996. The average renewal rate for Good Sam Club members was approximately 70% during the period 1992 and 1996. The Company has focused on selling higher margin multi-year memberships which, among other advantages, reduces the cost of membership renewal. At December 31, 1996, the average length of time for participation in the Good Sam Club was approximately 7 years with most club members purchasing annual memberships.

Membership fees range from $10.00 to $59.00, subject to the term and type (new vs. renewal). The benefits of club memberships include: discounts for overnight stays at approximately 1,700 participating RV parks and campgrounds; discounts on the purchase of supplies and accessories for recreation vehicles at approximately 900 RV service centers; a free annual subscription to HIGHWAYS, the club's regular news magazine; discounts on other Company publications; access to group tours and travel services; trip routing and mail-forwarding; and access to products and services developed for club members. Based on typical usage patterns, the Company estimates that Good Sam club members realize estimated annual savings from discounts of $156. The Good Sam Club establishes quality standards for RV parks and campgrounds participating in its discount program. Campgrounds and parks participating in the Good Sam program benefit from increased occupancy and sales of camping related products. The Company believes it has established considerable penetration of those for-profit RV parks and campgrounds which meet its quality standards for network affiliation.

The following table lists the number of club members and RV parks and campgrounds from 1992 through 1996 at which discounts for members were available at December 31st of the respective year:

                                                            Year Ended December 31
                                     ---------------------------------------------------------------------
                                         1996          1995          1994          1993          1992
                                     ---------------------------------------------------------------------
     Number of Good Sam Members(1)      911,400       900,500       930,200       928,600       874,400

     Life-time members included above    68,490        57,786        45,251        34,088        21,229

     Number of RV campgrounds offering    1,682         1,624         1,674         1,785         1,880
     discounts to Good Sam members (2)


--------------
(1)  A member consists of a household.

(2) In 1992, the Company revised the standards required to become a Good Sam Park. Over 400 parks were eliminated as a result of the revised standards.

COAST TO COAST

The Coast to Coast clubs operate the largest reciprocal use network of private RV resorts in North America. The Company offers a series of membership benefits depending upon pricing and program type under the Coast to Coast name. Members of Coast to Coast clubs belong to a private RV resort owned and operated by parties unrelated to the Company. Club members may use any of the participating resorts in the Coast to Coast network subject to availability. At December 31, 1996, there were 257,000 member families in the Coast to Coast club, and 461 private RV resorts nationwide participated in the Coast to Coast reciprocal use programs, representing approximately 82% of such resorts in the US. These private resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins and condominiums. For an initial membership fee plus annual maintenance fees, both paid by the customer to the resort, the private resorts provide an RV site with water, sanitary and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities. The Company has established quality criteria for resorts to join and remain in the Coast to Coast networks.

For standard annual renewal dues from $60 for a single year membership to $255 for a multiple-year membership, Coast to Coast club members receive the following benefits: discounts for overnight stays at participating resorts, hotels and campgrounds; an annual subscriptions to COAST TO COAST MAGAZINE; the COAST TO COAST DIRECTORY providing information on the participating resorts; discounts on other Company publications, access to discount travel services; trip routing; and access to products and services developed for club members. Coast to Coast Resort Club members also have the right to use, subject to availability, the lodging facilities at approximately 461 participating resorts at a discounted rate.

The Company believes that resorts participating in the Coast to Coast networks view access to reciprocating member resorts as an incentive for their customers to join their resort. Because a majority of members of Coast to Coast clubs own RVs, access to participating resorts throughout North America can be an important complement to local resort membership. During 1996, Coast to Coast members utilized over 1.4 million nightly stays under the reciprocal use program. Based on typical use patterns, the Company estimates that Coast to Coast members realize estimated annual savings from these discounts of over $200 from discounted overnight stay accommodations at participating resorts. The average annual renewal rate for members of the Coast to Coast clubs after the initial one year membership (which is generally paid by the member resort not the club member) was approximately 80% during the period 1992 through 1996.

The following table sets forth the number of members in Coast to Coast Club and of resorts participating in the reciprocal use program at December 31st of the respective year:

                                                             Year Ended December 31
                                      --------------------------------------------------------------------
                                         1996          1995          1994          1993          1992
                                      --------------------------------------------------------------------
     Number of member families in       257,200       283,900       296,300       303,200       307,100
     Coast to Coast Club

     Number of resorts                      461           463           473           467           472


Coast to Coast Club members declined 5.4% from 1995 to 1996, and 12.5% from 1992 to 1996. The high cost of marketing and the lack of available financing at the resorts has resulted in a reduced number of new membership sales, thus precluding new developers from entering the industry and causing other developers to leave the industry. These factors directly impact the Coast to Coast membership enrollment.

GOLF CARD CLUB

The Golf Card club, founded in 1974, had approximately 136,000 members at December 31, 1996. The major attraction for membership is the financial savings which members receive when playing at one of over 3,100 participating golf courses located throughout the US and Canada. The annual membership fee varies with the length and type (single or double) of membership. Based on surveys conducted by the Company, members realize savings on green fees, ranging from $150 to $250 annually which significantly exceed the cost of membership. Members of the Golf Card club receive the following benefits:
the right to play two rounds of golf each year at each participating golf course either without green fees or with reduced fees; discounts on vacation packages at over 300 participating "Stay and Play" resorts and at over 2,000 hotels in North America; an annual subscription to THE GOLF TRAVELER, published six times per year; and access to products and services developed for club members. The Company believes that the participating golf courses providing playing privileges to club members represents the largest number of golf courses participating in a discount program in North America. None of the participating golf courses is owned or operated by the Company.

The standard annual membership fee is $95 for a single membership and $125 to $145 for a double membership. In 1992, multi-year memberships were initiated. A member can buy a 3 year or 5 year single or double membership. The single membership fee for 3 years is $239 and for 5 years is $379. The double membership fee for 3 years is $369 and for 5 years is $579.

Both municipal and privately-owned golf courses participate in the Golf Card program. The program is attractive to participating courses because club members must rent a golf cart when exercising the playing privileges, and the members playing time may be limited to off-peak hours. Members may purchase other merchandise or services when exercising their playing privileges. In this manner, the Golf Card members provide incremental revenue to the golf courses. Eight field marketing representatives visit golf courses in their assigned territories to manage relationships with participating courses and to solicit additional courses for the program.

The average renewal rate for Golf Card club members at December 31, 1996 was approximately 68% during the period 1992 to 1996 with a renewal rate of 63% for 1996. The lower 1996 renewal rate can be attributed, in part, to the low conversion rate of those members who joined through the Partner Free Offer (2 for the price of 1). The following table lists the number of Golf Card members, participating golf courses and "Stay and Play" resorts at December 31st of each year in this period:

                                                              Year Ended December 31
                                      --------------------------------------------------------------------
                                         1996          1995          1994          1993          1992
                                      --------------------------------------------------------------------
     Number of Members                  136,200       132,300       118,500       110,000       105,300
     in the Golf Card Club (1)

     Number of Participating Golf         3,100         2,980         2,707         2,408         2,090
     Courses

     Number of "Stay and Play" Golf         310           350           373           389           402
     Resorts

-------------------

(1) A single membership counts as one member and a double membership as two members.

MEMBERSHIP PRODUCTS AND SERVICES

The Company's 1.3 million club members form a receptive audience to which it sells products and services targeted to the recreational interests of its club members. The Company promotes products and services which either address special needs arising in the activities of the club members or appeal generally to persons with the demographic characteristics of club members. The two most established products are the emergency road service and the vehicle insurance program, which were introduced in 1984 and in 1978, respectively. Most of the Company's products and services are provided by third parties who pay the Company a marketing fee, except for emergency road service (ERS) program where the Company pays a third party to administer the program.

EMERGENCY ROAD SERVICE  (ERS)

The Company developed the ERS program for Good Sam Club members to address the special towing requirements of RV owners in the event of mechanical breakdown and to enhance the availability of such services. The Company also markets the ERS program to members of the Coast to Coast clubs. At December 31, 1996, 209,177 and 9,988 members of the Good Sam Club and Coast to Coast clubs, respectively, participated in the ERS program, representing penetration rates for each club of 23.0% and 3.7%, respectively. During the period 1992 to 1996, the average annual renewal rate of members enrolled in the ERS program was approximately 73%.

The ERS program is marketed nationally through direct mail and advertising in the Company's RV magazines and annual campground directories. Under the ERS program, a subscriber pays an annual fee ranging from $79.95 to $99.95 for which the member receives roadside repair and towing at no additional cost to the subscriber. The Company's emergency road service provider administers the program, provides dispatching services for roadside service and satisfies applicable regulatory requirements pursuant to a contract which expires December 31, 1997.

                                                              Year Ended December 31
                                      --------------------------------------------------------------------
                                         1996          1995          1994          1993          1992
                                      --------------------------------------------------------------------
    ERS members in the                  209,200       215,100       230,900       227,500       225,000
    Good Sam Club
    ERS members in the                    9,988         9,686        11,454        13,095        15,320
    Coast to Coast Club


The number of Good Sam members participating in the ERS program decreased 7.0% from 1992 to 1996 and decreased by 2.8% from 1995 to 1996. The number of Coast to Coast Club members participating in the ERS program decreased 34.8% from 1992 to 1996 and increased 3.1% from 1995 to 1996. The Company believes that the decreases in enrollment are primarily due to a maturing of the membership file and increased competition.

VEHICLE INSURANCE PROGRAM (VIP)

The Company initiated a vehicle insurance program to facilitate the availability of cost-effective vehicle insurance suitable to the demographic characteristics and vehicle usage patterns of its club members. At December 31, 1996, the VIP program had 215,052 members which represented a 20.5% and 3.9% penetration, respectively, of the Good Sam Club and Coast to Coast clubs. During the period 1992 to 1996, the average annual renewal rate of members participating in the VIP program was approximately 90%.

The Company's marketing fee is based on the amount of premiums written, the number of policies in force and the profitability of the program. The insurance provider, National General Insurance Company ("NGIC"), a subsidiary of General Motors Corporation and rated A+ by A.M. Best's Rating Service, assumes all claim risks. In 1996, NGIC received premiums under the VIP programs totaling $208.7 million which generated marketing fees to the Company of $17.1 million The number of members participating in the vehicle insurance programs has increased 16.7% from 1992 to 1996 and a slight increase in 1995 compared to 1996. The table below sets forth the number of member subscribers for the program and the dollar amount of premiums written by NGIC as of December 31 of each year indicated:

                                                                Year Ended December 31
                                      --------------------------------------------------------------------
                                         1996          1995          1994          1993          1992
                                      --------------------------------------------------------------------
    VIP members                         215,100       214,800       209,800       200,500       184,300

    Premiums written by NGIC
    under the VIP program               $ 208.7       $ 207.2       $ 200.1       $ 194.4       $ 175.5
    (millions)



Management believes that increased participation in the VIP program is attributed to favorable premium rates, endorsement of the program by its clubs and marketing efforts.

OTHER PRODUCTS AND SERVICES

Other products and services marketed to club members include credit cards, vehicle financing, supplemental health and life insurance, financial services and extended vehicle warranties. Most of these services are provided to club members by third parties who pay the Company a marketing fee. The Company also sells subscriptions to its various publications, including TRAILER LIFE, MOTORHOME and the annual CAMPGROUNDS & RV SERVICES DIRECTORY.

The RV financing program is administered by Ganis Credit Corporation (Ganis). Ganis RV loans to the Company's club members increased by 49% from 1995 to 1996 primarily due to lower interest rates in 1996.

Affinity Thrift and Loan was acquired by the Company in October 1995 and Affinity Insurance Group, Inc. was acquired in June 1995. These businesses will facilitate the vertical integration of financial services provided to club members. Through ATL and AINS, the Company offers its club members various depository products (such as thrift certificates and passbook accounts), and intends to offer loan products (such as consumer, installment, small business, and home equity loans) and property and casualty insurance in the states in which it is licensed. At December 31, 1996, ATL had total assets and stockholders equity of $17.7 million and $2.2 million, respectively and AINS had total assets and stockholders equity of $3.4 million and $2.1 million, respectively.

In addition, the Company is evaluating other products and services that club members may find attractive. When introducing new products and services, the Company concentrates on products and services provided by third parties which it can market without significant capital investment by the Company and for which it receives a marketing fee from the service provider based on sales volume. The Company seeks to utilize the purchasing power of its club members to obtain products and services at attractive prices. During 1995, the Company introduced its extended vehicle warranty program, which currently had approximately 1,600 policies in force as of December 31, 1996.

PUBLICATIONS
The Company produces and distributes a variety of publications for select markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories, and RV industry trade magazines. Revenues are recognized from the sale of advertising, subscriptions and direct sales of some of the publications. The Company believes that the focused audience of each publication is an important factor in attracting advertisers. The following chart sets forth the circulation and frequency of the Company's publications:

                                       1996               Number of Issues
Publication                         Circulation          Published Each Year
-------------------------------------------------------------------------------
Trailer Life                          275,082 (1)                   12
Motor Home                            140,123 (1)                   12
Rider                                 106,906 (1)                   12
American Rider                         56,514 (1)                    6
Roads to Adventure                    370,000 (3)                    1 (2)
Trailer Life Campground/RV Park &     320,000 (1)                    1
  Services Directory
Trailer Life's RV Buyers Guide         40,746 (1)                    1
Woodall Campground Directory          284,000 (3)                    1
Woodall's Regional News Tabloids      185,000 (4)                   12
Woodall's Specials                    165,000 (4)                    1
Woodall Buyer's Guide                  33,000 (1)                    1
Woodall Plan-it Pack-it Go             62,261 (1)                    1
Touring Rider                          25,600 (1) (5)                1
RV Business                            12,603 (6)                   12
Campground Management                  10,000 (7)                   12
Highways                              912,214 (8)                   11
Coast to Coast Magazine               271,562 (8)                    8
Golf Traveler                         103,000 (8) (9)                6

_______________
(1)  Paid circulation.
(2)  Introduced in 1996 and currently scheduled for quarterly publication.
(3)  Includes sales and free distribution.
(4) Cumulative distribution to RV outlets, including campgrounds and dealerships
(5)  Debuted in 1995.
(6)  Free to qualifying RV manufacturers, distributors, suppliers and dealers.
(7)  Trade publication distributed primarily to campground owners.
(8) Circulation is limited to club members and the price is included in the annual membership fee.
(9)  Only one magazine is issued when two members are from the same household.

GENERAL CIRCULATION MAGAZINES

TRAILER LIFE, initially published in 1941, is the leading consumer magazine for the RV industry with a paid circulation averaging 275,000 copies per issue in 1996. TRAILER LIFE features articles on subjects including product tests, travel and tourist attractions.

MOTORHOME is a monthly periodical for owners and prospective buyers of motor homes which has been published since 1968 with a paid circulation averaging 140,000 copies per issue in 1996. MOTORHOME features articles on subjects such as product tests, travel and tourist attractions.

RIDER is a monthly magazine for motorcycle touring enthusiasts and has been published since 1974. Each issue focuses on motorcycles, personalities, technical subjects, travel notes and other features of interest to this recreational affinity group.

AMERICAN RIDER, introduced in November 1993, and was increased from four to six issues per year in 1995, is targeted to owners and operators of Harley-Davidson motorcycles.

ROADS TO ADVENTURE, introduced in 1996, is targeted to younger families pursuing camping and other outdoor recreation activities and is currently published quarterly.

ANNUAL DIRECTORIES

TRAILER LIFE CAMPGROUND/ RV PARK & SERVICES DIRECTORY, initially published in 1972, is an annually updated directory which provides information on and ratings for 12,250 public and private campgrounds, 2,200 RV service centers, and over 1,000 tourist attractions in North America. In 1996, over 320,000 directories were distributed. The publication features Good Sam Parks that offer discounts on overnight camping fees for the Company's club members. This directory is sold by direct mail to Good Sam Club members, at RV dealerships and in bookstores.

WOODALL CAMPGROUND DIRECTORY, initially published in 1948, is an annual consumer directory offered in both national and regional editions. In 1996, approximately 284,000 directories were distributed. The Woodall directory is primarily distributed through book stores.

CLUB OR TRADE MAGAZINES AND BOOKS

Each of the Company's membership clubs has its own publication which provides information on club activities and events, feature stories and other articles. The Company publishes HIGHWAYS for the Good Sam Club, COAST TO COAST MAGAZINE for the Coast to Coast clubs, and THE GOLF TRAVELER for the Golf Card Club. The Company also publishes RV BUSINESS, the leading trade magazine for the RV industry, and CAMPGROUND MANAGEMENT, the leading trade magazine for the campground industry. The Company also periodically publishes books targeted for its club membership which address the RV lifestyle.

MARKETING

The Company is a direct marketer of club memberships and related products and services. Direct response promotions include direct mail, target marketing inserts, advertisements, promotional events and telemarketing. Direct response marketing efforts account for approximately 84% of new enrollments with the remaining 16% derived from miscellaneous other sources. The Company uses a variety of commercially available mailing lists of RV owners in its direct mail efforts. The most useful lists are compiled from vehicle registrations provided by the motor vehicles departments in over 30 states, direct response lists from RV industry participants, and in-house lists.

The Company solicits advertisements for its publications through its internal sales force and by paying commissions to advertising agencies and independent contractors which place advertisements. Many advertisers are repeat customers with whom the Company has long standing relationships.


OPERATIONS

The Company's member service operations are located in Denver, Colorado. The primary focus of member services is to handle information requests from club members through the Company's toll-free telephone number. Member service representatives market products and services to existing and potential club members in response to telephone inquiries. On average, the member service department processes approximately 5,000 telephone inquiries daily. The Company expects to increase sales through better management of its member service operations coupled with greater efficiency in its telemarketing efforts. Fulfillment operations involve the processing of orders and checks principally received by mail. Certain fulfillment operations are performed by third parties. The Company's publication operations develop the layout for publications and outsource printing to third parties.

INFORMATION SUPPORT SERVICES

The Company utilizes integrated computer systems to support its membership club and publishing operations. Comprehensive information on each member, including a profile of the purchasing activities of members, is available to customer service representatives when responding to member requests and when sales representatives market the Company's products and services. The Company employs publishing software for publication makeup and content and for advertising to support its publications operations. An area wide network facilitates communication within and between the Company's offices. The Company also utilizes information technology, including list segmentation and merge and purge programs, to select prospects for direct mail solicitations and other direct marketing efforts.

REGULATION

The Company's operations are subject to varying degrees of federal, state and local regulation. Specifically, the Company's outbound telemarketing, direct mail, emergency road service program, insurance and thrift and loan activities are currently subject to regulation and may be subjected to increased scrutiny in the future. The Company does not believe that such federal, state and local regulations currently have a material impact on its operations. However, new regulatory efforts impacting the Company's operations may be proposed from time to time in the future at the federal, state and local level. There can be no assurance that such regulatory efforts will not have a material adverse effect on the Company's ability to operate its businesses or on its results of operations.

COMPETITION

In general, the Company's membership clubs and publications compete with numerous organizations in the recreation industry for disposable income spent on leisure activities. By offering significant membership benefits at a reasonable cost and actively marketing to club members, the Company believes that it has been able to maintain a loyal following for its membership organizations as evidenced by such clubs' high renewal rates. The products and services marketed by the Company compete with similar products and services offered by other providers. However, management believes that it is able to use the large volume of purchases by its club members to secure attractive pricing for the products and services marketed by the Company.

EMPLOYEES

As of December 31, 1996, the Company had 428 full-time and 19 part-time employees, including 8 executives, 273 employees in administrative and club operations (including 9 NAFE employees), 126 employees in publishing and advertising sales (including 2 NAFE employees), 17 employees in resort services and 23 employees in marketing (including 3 NAFE employees). No employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

TRADEMARKS AND COPYRIGHTS

The Company owns a variety of registered trademarks and service marks for the names of its clubs, magazines and other publications, including among others:
"Trailer Life", "MotorHome", "Rider", "American Rider", "Caraventure", "Good Sam Park", "Good Samtours", "RV Business", "RV Shopper", "Samboree", "Traffic Builders", "Good Sam Emergency Road Service", "Trailer Life Campground/RV Park and Services Directory", "Highways", "Coast to Coast", "Golf Traveler", "Executive Female", "NAFE", "NAFE Welcome Network", "National Association for Female Executives", "Coastlink", "Coast Club Vacations", "Good Neighbor Parks", "Protection Coast to Coast", "Woodall's", "Trails-a-way", "Texas RV", and "Southern RV" all of which are used in connection with its membership clubs or publications. The Company also owns the copyrights to certain articles in its publications. The Company believes that its trademark and copyrights have significant value and are important to its marketing efforts.

ITEM 2:  PROPERTIES

In 1995, the Company moved its marketing, accounting and editorial functions from Camarillo, California to a 74,100 square foot office in Ventura, California leased through July, 2005 from an affiliate of the Company. The remainder of the Company's operations are conducted from 3,000 square feet of leased office space in Tallahassee, Florida, 672 square feet of leased offices in Seattle, Washington, 4,076 square feet of leased space in Elkhart, Indiana, 20,000 square feet of leased office space in Lake Forest, Illinois and 2,000 square feet of leased office space in Greenville, Michigan, and 60,000 square feet of owned office space in Denver, Colorado (for its customer service, warehousing fulfillment, and information system functions).
 The Company also leases data processing and other office equipment. The previously occupied 49,500 square feet of office space in Camarillo, California is under a lease expiring in 1998.

ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation arising in the normal course of business operations. None of such current litigation is expected, individually or in the aggregate, to have a material adverse effect on the Company.

On February 7, 1997, Affinity Group Plans, Inc. (an entity not affiliated with the Company) and National Alliance Insurance Company filed a complaint in the United States District Court for the Eastern District of Missouri against Camping World, a subsidiary of Camping World, and two of the directors of Camping World (who were directors of Affinity Group Plans, Inc.) seeking damages in excess of $125 million (and punitive damages in the like amount) alleging breaches of contract, misrepresentations, misappropriation of information and breaches of fiduciary duty in connection with the Company's preliminary discussions with Camping World to purchase certain assets of Camping World (excluding insurance marketing arrangements and related assets in which the plaintiffs have an interest). The Company and the owners of Camping World have structured the acquisition of Camping World by the Company as a stock purchase, which will result in the insurance marketing arrangements and related assets in dispute to remain as the assets and liabilities of Camping World. The Company has advised the plaintiffs in this litigation that it recognizes the contractual obligations of Camping World relating to such marketing arrangements and that it intends to comply (and to cause Camping World to comply) with the terms of such insurance marketing arrangements after its acquisition of Camping World. The Company, Camping World and the defendant directors believe the complaint to be without merit and that such litigation will not have a material adverse effect on the Company.

ITEM 4:  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

PART II


ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Not Applicable

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data of the Company for each of the five years ended December 31 for each year are derived from the audited consolidated financial statements of the Company. The results of operations for the years ended December 31, 1994 and 1995 have been restated to give effect to the reclassification of NAFE as a discontinued operation. The selected financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.


                                                                     Years Ended December 31
                                                                  -----------------------------
                                                                      (DOLLARS IN THOUSANDS)
                                                       1996        1995        1994        1993        1992
                                                    ----------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
REVENUES:
  Membership services                                $  98,901   $  99,194   $  91,185   $  86,405   $  80,491
  Publications                                          41,078      40,043      37,601      29,224      24,561
                                                    ----------------------------------------------------------
                                                       139,979     139,237     128,786     115,629     105,052

COSTS APPLICABLE TO REVENUES:
  Membership services                                   57,003      54,203      51,795      47,751      45,595
  Publications                                          29,571      29,700      27,148      22,157      18,847
                                                    ----------------------------------------------------------
                                                        86,574      83,903      78,943      69,908      64,442

GROSS PROFIT                                            53,405      55,334      49,843      45,721      40,610

OPERATING EXPENSES:
  General and administrative                            16,326      18,376      13,615      13,113      12,907
  Depreciation and amortization                          8,340       9,013      11,020      11,396      11,574
  Provision for litigation and management                   --          --          --       1,531       1,500
    restructure charges, net
                                                    ----------------------------------------------------------
                                                        24,666      27,389      24,635      26,040      25,981
                                                    ----------------------------------------------------------
INCOME FROM OPERATIONS                                  28,739      27,945      25,208      19,681      14,629

NON-OPERATING EXPENSE:
  Interest expense, net                                (16,518)    (16,433)    (16,716)    (13,111)    (15,191)
  Interest expense-warrants                                 --          --          --      (6,990)    (18,257)
  Other non-operating charges, net                        (996)     (1,579)       (811)       (550)       (331)
                                                    ----------------------------------------------------------
                                                       (17,514)    (18,012)    (17,527)    (20,651)    (33,779)
                                                    ----------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERA-
  TIONS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                    11,225      9,933        7,681        (970)    (19,150)

INCOME TAX (EXPENSE) BENEFIT                            (6,144)    (5,047)      13,255       1,970        (375)
                                                    ----------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                        5,081      4,886       20,936       1,000     (19,525)
DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations,
    net of applicable income taxes                        (686)       430          265          --          --
  Estimated loss on disposal including operating
  losses during holding period, net of applicable
  deferred income tax benefit                           (5,866)        --           --          --          --
                                                    -----------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                 (1,471)     5,316       21,201       1,000     (19,525)

EXTRAORDINARY ITEM:
  Loss on early extinguishment of debt, less
    applicable income tax benefit                           --         --       (1,277)     (6,650)
                                                    ----------------------------------------------------------
NET INCOME (LOSS)                                    $  (1,471)  $  5,316    $  19,924   $  (5,650)  $ (19,525)
                                                    ----------------------------------------------------------
                                                    ----------------------------------------------------------


                                                       1996        1995        1994        1993        1992
                                                    ----------------------------------------------------------
                                                                      (dollars in thousands)
Balance Sheet Data (at period end):
  Working capital (deficiency)(1)                    $   6,879   $  11,374   $   1,001   $  10,301   $  11,014
  Total assets                                         184,128     197,699     180,790     166,620     175,044
  Deferred revenues (2)                                 70,113      68,702      67,448      67,236      62,729
  Total debt (3)                                       147,375     164,496     157,270     160,643     151,624
  Total stockholder's (deficit)                        (79,434)    (77,963)    (74,279)    (89,072)    (82,672)



--------------------

(1) Restated to give effect to the reclassification of NAFE as a discontinued operation.

(2) Deferred revenues represent cash received by the Company in advance of the recognition of revenues in accordance with generally accepted accounting principles. Deferred revenues primarily reflect club membership dues, annual
ERS fees and publication subscriptions. These revenues are recognized at the time the goods or services are provided or over the membership period, which averages approximately 18 months.

(3) Total debt includes current and long-term portions of indebtedness, including warrants subject to put rights in 1992 of $25,645,000. In October
1993, the warrants were redeemed.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth the components of the statement of operations for the years ended December 31, 1996, 1995, and 1994 as a percentage of total revenues, and the comparison of those components from period to period. The following discussion is based on the Company's Consolidated Financial Statements included elsewhere herein. The Company's revenues are derived principally from membership services, including club membership dues and marketing fees paid to the Company for services provided by third parties, and from publications, including subscriptions and advertising. In the fourth quarter of 1996, the Company adopted a plan to dispose of the operations of the National Association of Female Executives ("NAFE") club which was acquired in 1994. The "Management's Discussion and Analysis of Financial Condition and Results of Operations" discussion below excludes the operations of NAFE since it has been classified as a discontinued operation. During the three years ended December 31,1996, the Company completed three other acquisitions: (i) Woodall Publishing, publisher of an annual campground directory and other camping and RV publications, in May 1994, (ii) Affinity Insurance Group, Inc. ("AINS"), an insurance company domiciled in the state of Colorado, in June 1995, and (iii) Affinity Thrift and Loan ("ATL"), a thrift and loan company based in California, in October 1995.

                     AFFINITY GROUP, INC. AND SUBSIDIARIES

              TABLE FOR PERCENTAGE COMPARISONS OF TOTAL REVENUES
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                    PERCENTAGE OF          PERCENTAGE INCREASE
                                    TOTAL REVENUES              (DECREASE)
                                ----------------------    ---------------------
                                                          YEAR 1996    YEAR 1995
                                 1996     1995     1994   OVER 1995    OVER 1994
                                -----------------------------------------------

REVENUES:
  Membership services            70.7%    71.2%    70.8%        (0.3%)     8.8%
  Publications                   29.3%    28.8%    29.2%         2.6%      6.5%
                                ------------------------  --------------------
                                100.0%   100.0%   100.0%        0.5%       8.1%
COSTS APPLICABLE TO REVENUES:
  Membership services            40.7%    38.9%    40.2%        5.2%       4.6%
  Publications                   21.1%    21.2%    21.1%       (0.4%)      9.4%
                                -----------------------   --------------------
                                 61.8%    60.3%    61.3%        3.2%       6.3%
                                -----------------------   --------------------
GROSS PROFIT                     38.2%    39.7%    38.7%       (3.5%)     11.0%

OPERATING EXPENSES:
  General and administrative     11.7%    13.2%    10.6%      (11.2%)     35.0%
  Depreciation and amortization   6.0%     6.4%     8.5%       (7.5%)    (18.2%)
                                -----------------------   --------------------
                                 17.7%    19.6%    19.1%       (9.9%)     11.2%
                                -----------------------   --------------------
INCOME FROM OPERATIONS           20.5%    20.1%    19.6%        2.8%      10.9%

NON-OPERATING EXPENSE:
  Interest expense, net         (11.8%)  (11.8%)  (13.0%)       0.5%      (1.7%)
  Other non-operating charges,
    net                          (0.7%)   (1.2%)   (0.6%)     (36.9%)     94.7%
                                -----------------------   --------------------
                                (12.5%)  (13.0%)  (13.6%)      (2.8%)      2.8%
                                -----------------------   --------------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES AND EXTRAORDINARY
  ITEM                            8.0%     7.1%     6.0%       13.0%      29.3%
INCOME TAX (EXPENSE) BENEFIT     (4.4%)   (3.6%)   10.3%       21.7%    (138.1%)
                                -----------------------   --------------------
INCOME FROM CONTINUING
  OPERATIONS                      3.6%     3.5%    16.3%        4.0%     (76.7%)
DISCONTINUED OPERATIONS:
    Income (loss) from
      discontinued operations,
      net of applicable income
      taxes                      (0.5%)    0.3%     0.2%     (259.5%)     62.3%
    Estimated loss on disposal
      including operating losses
      during holding period, net
      of applicable deferred
      income tax benefit         (4.2%)    ---      ---         ---        ---
                                 ----------------------   --------------------
INCOME (LOSS) BEFORE EXTRA-
  ORDINARY ITEM                  (1.1%)    3.8%    16.5%     (127.7%)    (74.9%)

EXTRAORDINARY ITEM:
  Loss on early extinguishment
    of debt, less applicable
    income tax benefit            ---      ---     (1.0%)       ---     (100.0%)
                                 ----------------------   --------------------
NET INCOME (LOSS)                (1.1%)    3.8%    15.5%     (127.7%)    (73.3%)
                                 ----------------------   --------------------
                                 ----------------------   --------------------


YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

REVENUES

Revenues for 1996 of $140.0 million increased slightly from $139.2 million for 1995 due to a $1.0 million increase in publications revenues partially offset by a $0.3 million decrease in membership services revenues. Excluding the Affinity Thrift and Loan ("ATL") and Affinity Insurance Group, Inc. ("AINS") operations acquired in October and June of 1995, respectively, revenues were $138.9 million in 1996 compared to $139.0 million in 1995.

Membership services revenues for 1996 of $98.9 million decreased slightly from $99.2 million for 1995. The $0.3 million decrease in membership services revenues resulted from $0.8 million in additional revenues from the financial services operations of ATL and AINS which were acquired in 1995 and an increase in RV financing and extended vehicle program income, which were offset by a net decrease of $0.9 million in club membership revenues due primarily to reduced membership enrollment in the Coast to Coast clubs and a $0.2 million net decrease in marketing and commission fee income largely composed of a decrease in the emergency road service program income.

Publications revenues for 1996 of $41.1 million increased 2.6% from $40.0 million for 1995. This increase was primarily due to higher advertising income associated with higher advertising lineage and advertising rates.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues (membership services and publications expenses)for 1996 were $86.6 million or 61.8% of revenues compared to $83.9 million or 60.3% of revenues for 1995. Excluding the ATL and AINS operations acquired in 1995, costs applicable to revenues were $84.0 million or 60.5% of revenues for 1996 compared to $83.3 million or 59.9% of revenues for 1995. Costs associated with operations acquired in 1995 contributed $2.0 million of the $2.7 million overall increase. The balance of the increase related to increased expenses associated with the development of an Internet web site, the introduction of an extended warranty program and higher club development, membership service and marketing costs. Such increases were only partially offset by savings from the discontinuance of a direct mail catalog in 1996, a reduction in marketing expense for the VIP program and reduced membership enrollment expense in the Coast to Coast clubs.

OPERATING EXPENSES

Operating expenses for 1996 of $24.7 million or 17.6% of revenues decreased by $2.7 million or 9.9% from $27.4 million or 19.7% for 1995. The $2.7 million decrease in operating expenses was attributed to recording no phantom stock expense in 1996, a net decrease in other administrative costs as well as lower amortization expenses as certain customer lists and other intangibles were amortized in full in 1995.

INCOME FROM OPERATIONS

Income from operations of $28.7 million or 20.5% of revenues for 1996 increased by $0.8 million or 2.8% compared to $27.9 million or 20.1% of revenues for 1995. Excluding the operations of ATL and AINS which were acquired in 1995, income from operations of $30.4 million or 21.9% of revenues for 1996 increased by $2.1 million or 7.4% compared to $28.3 million or 20.3% of revenues for 1995. The improvement in operating income excluding operations acquired in 1995 is primarily a result of lower operating expenses as discussed above.

NON-OPERATING EXPENSES

Non-operating expenses for 1996 were $17.5 million compared to $18.0 million for 1995. The decrease is primarily due to non-recurring expenses in the amount of a $1.0 million provision for management restructuring charges in 1996 compared to a $1.2 million facility relocation expense and a $0.4 million loss on sale of assets in 1995. The slight increase in interest expense resulted from higher average borrowings which were largely offset by lower interest rates.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Income from continuing operations before income taxes for 1996 was $11.2 million compared to $9.9 million for 1995. The increase was primarily due to lower operating expenses as discussed above which were only partially offset by costs associated with ATL and AINS which were acquired in 1995.

INCOME TAXES

Income taxes for 1996 increased by $1.1 million to $6.1 million from $5.0 million in 1995 as a result of higher pre-tax income. The effective income tax rate in both 1996 and 1995 is higher than statutory rates due primarily to the amortization of non-deductible goodwill.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for 1996 was $5.1 million compared to $4.9 million for 1995. The increase was primarily due to lower operating expenses which were only partially offset by costs associated with ATL and AINS which were acquired in 1995.

DISCONTINUED OPERATIONS

As further described in Note 18 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of NAFE in the fourth quarter of 1996. Aggregate losses of $6.6 million, net of taxes, were recognized in 1996 from such discontinued operations. The loss from NAFE in 1996 resulted from a 27% decrease in membership revenues in 1996 compared to 1995 while the percentage of costs applicable to revenues increased in 1996 compared to 1995.

NET LOSS

Net loss for 1996 was $1.5 million compared to net income of $5.3 million for 1995. This difference resulted from a $2.0 million decrease in gross profit from club membership services, a $1.1 million decrease in gross profit for ATL and AINS, a $1.1 million increase in income taxes and a $7.0 million increase in the loss from NAFE. These losses were partially offset by a $1.2 million increase in gross profit from publications and a $3.2 million decrease in operating and non-operating expenses.


YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

REVENUES

Revenues for 1995 of $139.2 million increased by 8.1% from $128.8 million for 1994. Excluding the operations acquired in 1995 (ATL and AINS) and in 1994 (Woodall Publishing), revenues were $128.6 million in 1995 compared to $121.3 million in 1994, an increase of 6.0%.

Membership services revenues for 1995 of $99.2 million increased 8.8% from $91.2 million for 1994. Excluding revenues from the operations acquired in 1995 and 1994, membership service revenues were $98.9 million for 1995 and $91.2 million for 1994, an increase of 8.4%. The increase reflects additional revenues associated with the introduction of a new overnight camping card in July 1994 and an increase in products and services sold to club members, primarily marketing fees from the VIP program. The increase was partially offset by lower club dues associated with a 2.1% decline in club membership enrollment.

Publications revenues for 1995 of $40.0 million increased 6.5% from $37.6 million for 1994. Excluding the revenues from operations acquired in 1995 and 1994, publication revenues for 1995 were $29.7 million compared to $30.1 million for 1994, a decrease of 1.3%. The overall increase in publication revenues reflects $2.8 million in additional revenues associated with Woodall Publishing acquired in 1994 which more than offset a net decrease of $0.4 million in revenues from certain existing general circulation magazines and the campground directory.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues (membership services and publication expenses) for 1995 were $83.9 million or 60.3% of revenues compared to $78.9 million or 61.3% of revenues in 1994. Excluding costs from the operations acquired in 1995 and 1994, costs applicable to revenues for 1995 were $75.7 million or 58.9% of revenues compared to $74.3 million or 61.3% of revenues for 1994. Costs associated with the operations acquired in 1995 and 1994 contributed $3.8 million of the $5.0 million overall increase. The balance of the increase was associated with increases in membership service costs, new product development costs and higher publishing costs which were partially offset by a decrease in costs associated with the VIP program.

OPERATING EXPENSES

Operating expenses for 1995 were $27.4 million or 19.7% of revenues compared to $24.6 million or 19.1% of revenues for 1994. Excluding operating expenses from the operations acquired in 1995 and 1994, operating expenses for 1995 were $26.0 million or 20.2% of revenues compared to $23.9 million or 19.7% of revenues for 1994. General and administrative expenses associated with the operations acquired in 1995 and 1994 accounted for $0.7 million of the overall increase. Other increases in operating expenses were related primarily to increases in amortization expense associated with the newly acquired businesses and upgrades to the membership information system which were partially offset by reduced expenses associated with management's deferred phantom stock plan and decreases in amortization expenses for certain customer lists and financing fees.

INCOME FROM OPERATIONS

Income from operations was $27.9 million or 20.1% of revenues for 1995 compared to $25.2 million or 19.6% for 1994. Excluding operations acquired in 1995 and 1994, income from operations in 1995 was $27.2 million or 20.9% of revenues compared to $23.1 million or 19.0% in 1994. The overall $2.7 million increase was due to a $4.1 million increase from operations other than from businesses acquired in 1995 or 1994 primarily from increased marketing fees for the VIP program which was partially offset by a $1.4 million reduction in income from operations of the businesses acquired in 1995 and 1994.

NON-OPERATING EXPENSES

Non-operating expenses for 1995 were $18.0 million compared to $17.5 million for 1994. A decrease in interest expense as a result of a reduction in interest rates was more than offset by a $0.8 million net increase in facility relocation expenses in 1995 over 1994.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Income from continuing operations before income taxes for 1995 was $9.9 million compared to $7.7 million in 1994. This $2.2 million increase is primarily due to additional revenues recognized on the sale of certain products and services as discussed above.

INCOME TAXES

The Company's effective income tax rate in 1995 was higher than statutory rated due primarily to amortization of non-deductible goodwill. Income tax expense in 1995 was $5.0 million compared to an income tax benefit of $13.3 million in 1994. The tax benefits recognized in 1994 were primarily the result of the recognition of deferred tax assets for which valuation allowances had been previously provided.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations was $4.9 million in 1995 compared with $20.9 million in 1994. This reduction reflects the impact of a one-time gain associated with the recognition of deferred tax assets in 1994 offset in part by higher income before taxes.

DISCONTINUED OPERATIONS

As further described in Note 18 to the Company's consolidated financial statements, NAFE income from operations was $0.7 million in 1995 compared to $0.4 million in 1994. The increase is a result of only two months of operations in 1994 and a gross profit percentage of 23.9% in 1995 compared to 45.9% in 1994.

EXTRAORDINARY ITEM

In October 1994, the Company entered into a new senior credit agreement. Due to the new credit facility, unamortized discounts and fees related to previous borrowing arrangements were written off as an extraordinary item in 1994. The total write-off of $2.1 million was recognized net of a tax benefit of $800,000.

NET INCOME

Net income for 1995 was of $5.3 million compared to $19.9 million for 1994. Increases in income from operations in 1995 compared to 1994 were more than offset by the difference between the income tax expense recognized in 1995 of $5.3 million and the $13.9 million income tax benefit recognized in 1994.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company's senior and subordinated debt totaled $145.1 million compared to $161.5 million at December 31, 1995. This $16.4 million decrease of debt was due to a $4.0 million decrease in the senior term loan and a $12.4 million decrease in the senior credit revolving facility. During 1996, the net decreased borrowings combined with cash provided by operating activities were used primarily to make $1.7 million in capital expenditures principally for furniture, equipment, leasehold improvements, and database management systems.

The Company had cash, cash equivalents and investments of $4.8 million at December 31, 1996. Substantially all of the cash, cash equivalents and investments were held in Affinity Thrift and Loan and Affinity Insurance Group, Inc. These balances are subject to regulatory restrictions which, among other things, restrict the distribution or dividend of such amounts to the Company.

The operations of ATL, although required to be consolidated with the Company, are recognized as an "unrestricted" or non-guarantying subsidiary as defined in the senior credit facility and the indenture under which AGI's subordinated notes were issued. All assets, liabilities and operations of ATL are excluded from the calculation of covenants under the terms of the respective debt agreements.

On March 6, 1997, the Company acquired the common stock of Ehlert for $22.3 million. The purchase price was funded primarily through borrowings under the Company's revolving credit facility, a $1.5 million note issued by the Company's parent, Affinity Group Holding, Inc. ("AGH"), to the sellers, and $4 million from capital contributions to the Company.

On February 25, 1997, the Company entered into an agreement to acquire the common stock of Camping World for approximately $89 million, including debt repayment upon the acquisition. Certain Camping World executives will also enter into non-competition and consulting agreements pursuant to which the Company will pay $19 million at closing. In addition, at closing, the Company's parent and certain Camping World executives will enter into incentive compensation agreements pursuant to which an additional $15 million will be paid subsequent to closing which is payable $1 million on the first four anniversaries after the closing date and $11 million on the fifth anniversary of the closing date. The Company expects to complete the Camping World acquisition in April 1997. The acquisition of Camping World will be financed through capital contributions by the Company's parent from the net proceeds of a $130 million bond offering, net of expenses and repayment of approximately $7.5 million of the parent's debt, together with a new $75 million credit facility which the Company is currently negotiating. The existing credit facility will be repaid from proceeds of the new credit facility.

Assuming completion of the Camping World acquisition, including the consummation of the new bank credit facility, management believes that funds generated by operations together with available borrowings under the new credit facility will be sufficient to satisfy the Company's operating cash needs, debt obligations and requirements for capital expenditures during the next twelve months. Capital expenditures (assuming the Camping World acquisition is completed) are expected to be approximately $5.0 million during 1997, primarily for continued enhancements to database, inbound and outbound telecommunications, and computer systems. The Company will likely incur additional capital expenditures of $2.0 million in the fourth quarter of 1997 to begin construction on two Camping World supercenters. Upon completion of construction in 1998, the Company will likely enter into sale and leaseback agreements which are expected to result in the return of such capital expenditures to the Company.

If the Camping World acquisition is not completed, management believes that funds generated by operations together with available borrowings under its revolving credit facility will be sufficient to satisfy the Company's operating cash needs, debt obligations and requirements for capital expenditures during the next twelve months. The capital expenditures for the Company's existing operations are expected to be $2.5 million during 1997, primarily for continued enhancements to database, and inbound and outbound telecommunucations systems.

FACTORS AFFECTING FUTURE PERFORMANCE

Although increases in operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on operating profit during the past several years. However, fuel shortages and substantial increases in propane and gasoline costs could have a significant impact on the Company's travel-related membership services and publications revenues. Historically such events have caused declines in advertisements but have not significantly affected club membership enrollment. The Company is unable to predict at what point fluctuating fuel prices may begin to adversely impact revenues or cash flow. The Company believes it will be able to partially offset any cost increases with price increases to its members and certain cost reducing measures.

SEASONALITY

The Company's cash flow has historically been the highest in the fourth quarter due to the annual membership renewals for the Coast to Coast clubs which occur in the quarter.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This filing contains statements that are "forward looking statements," and includes, among other things, discussions of the Company's business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions. Forward looking statements are included in "Business-- General," "Business-- Business Strategy," "Business-- RV Industry," "Business-- Operations," "Business--Competition," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company (including the acquisitions of Camping World, Inc. and the Ehlert Publishing companies), or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
Independent Auditors' Report                                           26




Consolidated Balance Sheets as of December 31, 1996 and 1995           27




Consolidated Statements of Operations for the years ended              28
    December 31, 1996, 1995 and 1994




Consolidated Statements of Stockholder's Deficit for the years         29
    ended December 31, 1996, 1995 and 1994




Consolidated Statements of Cash Flows for the years ended              30
    December 31, 1996, 1995 and 1994




Notes to Consolidated Financial Statements                             31




Schedule II - Valuation and Qualifying Accounts                        46




All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements, the notes thereto, is not applicable, or not required.

INDEPENDENT AUDITORS' REPORT

Board of Directors
Affinity Group, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheets of Affinity Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Affinity Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
March 7, 1997
Denver, Colorado

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------
                                                    1996              1995
                                                 ------------     -------------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                    $      4,728      $     3,833
    Investments                                           499            1,514
    Accounts receivable, less allowance
      for doubtful accounts of $1,081 in
      1996 and  $926 in 1995                           14,812           15,054
    Note receivable from affiliate                         --            3,113
    Inventories                                         2,473            3,873
    Prepaid expenses and other assets                   6,052            5,376
    Deferred tax asset-current                          2,228            1,907
    Net current assets of discontinued
     operations                                            --              457
                                                 ------------     -------------
      Total current assets                             30,342           35,127

  PROPERTY AND EQUIPMENT                               10,550           10,769
  LOANS RECEIVABLE                                     13,134            8,474
  INTANGIBLE ASSETS                                   109,065          115,009
  DEFERRED TAX ASSET                                   13,516           16,503
  RESTRICTED INVESTMENTS                                2,137            2,015
  OTHER ASSETS                                          4,411            4,530
  NET LONG-TERM ASSETS OF DISCONTINUED
   OPERATIONS                                             973            5,272
                                                 ------------     -------------
                                                 $    184,128     $    197,699
                                                 ------------     -------------

LIABILITIES AND STOCKHOLDER'S DEFICIT
  CURRENT LIABILITIES:
    Accounts payable                             $      4,517     $      4,426
    Accrued interest                                    2,966            3,058
    Accrued liabilities                                14,516           16,269
    Customer deposits                                  14,979           10,974
    Current portion of long-term debt                   5,344            4,665
    Net current liabilities of discontinued
      operations                                        1,464               --
                                                 ------------     -------------
      Total current liabilities                        43,786           39,392

  DEFERRED REVENUES                                    70,113           68,702
  LONG-TERM DEBT                                      142,031          159,831
  OTHER LONG-TERM LIABILIITES                           7,632            7,737
  COMMITMENTS AND CONTINGENCIES                            --               --
                                                 ------------     -------------
                                                      262,562          275,662
                                                 ------------     -------------

  STOCKHOLDER'S DEFICT:
    Preferred stock, $.001 par value, 1,000
    shares authorized, none issued or
    outstanding                                            --               --
    Common stock, $.001 par value, 2,000
     shares authorized 2,000 shares
     issued and outstanding                                 1                1
    Additional paid-in-capital                         12,021           12,021
    Accumulated deficit                               (91,456)         (89,985)
                                                 ------------     -------------
      Total stockholder's deficit                     (79,434)         (77,963)
                                                 ------------     -------------
                                                 $    184,128     $    197,699
                                                 ------------     -------------
                                                 ------------     -------------

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                     1996       1995      1994
                                                    ---------  -------- ------
REVENUES:
    Membership services                          $  98,901 $  99,194    $91,185
    Publications                                    41,075    40,043     37,601
                                                   -------  ---------  --------
                                                   139,979   139,237    128,786
COSTS APPLICABLE TO REVENUES:
    Membership services                             57,003    54,203     51,795
    Publications                                    29,571    29,700     27,148
                                                   --------- --------- --------
                                                    86,574    83,903     78,943

GROSS PROFIT                                        53,405    55,334     49,843

OPERATING EXPENSES:
    General and administrative                      16,326    18,376     13,615
    Depreciation and amortization                    8,340     9,013     11,020
                                                   --------  --------- --------
                                                    24,666    27,389     24,635
                                                   --------  --------- --------
INCOME FROM OPERATIONS                              28,739    27,945     25,208
NON-OPERATING EXPENSES:
    Interest expense, net                          (16,518)  (16,433)   (16,716)
    Other non-operating charges, net                  (996)   (1,579)      (811)
                                                    --------  --------- --------
                                                   (17,514)  (18,012)   (17,527)
                                                    --------  --------- --------
INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES AND EXTRAORDINARY ITEM             11,225     9,933      7,681

INCOME TAX (EXPENSE) BENEFIT                        (6,144)   (5,047)    13,255
                                                    --------  --------- --------
INCOME FROM CONTINUING OPERATIONS
DISCONTINUED OPERATIONS:                             5,081     4,886     20,936
    Income (loss) from discontinued operations,
       net of applicable deferred income tax
       benefitof $384 in 1996 and deferred
       income tax expense of $264 in 1995 and
       $162 in 1994                                   (686)      430        265
    Estimated loss on disposal including
       provisions for $862 in operating
       losses during holding period, net
       of applicable deferred income tax
       benefit of $1,060                            (5,866)
                                                    --------  --------- --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             (1,471)    5,316     21,201

EXTRAORDINARY ITEM:
    Loss on early extinguishment of debt,
       less applicable current income tax
       benefit of $800                                                   (1,277)
                                                    --------  --------- --------
NET INCOME (LOSS)                                  ($1,471)   $5,316    $19,924
                                                    --------  --------- --------
                                                    --------  --------- --------

See notes to consolidated financial statements.

                     AFFINITY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (IN THOUSANDS EXCEPT NUMBER OF SHARES)
-------------------------------------------------------------------------------

                                                    Common Stock           Additional
                                              -------------------------      Paid-in         Accumulated
                                                Shares         Amount        Capital           Deficit        Total
                                              ---------      ----------    -----------       ------------   ----------
BALANCES AT JANUARY 1, 1994                     2,000           $1           $16,499           ($105,572)    ($89,072)

      Investments in related subsidiary                                         (794)                            (794)
      Dividends                                                                                   (4,337)      (4,337)
      Net income                                                                                  19,924       19,924
                                              ---------      ----------    -----------       ------------   ----------

BALANCES AT DECEMBER 31, 1994                   2,000            1            15,705             (89,985)     (74,279)

      Dividends                                                               (3,684)             (5,316)      (9,000)
      Net income                                                                                   5,316        5,316
                                              ---------      ----------    -----------       ------------   ----------

BALANCES AT DECEMBER 31, 1995                   2,000            1            12,021             (89,985)     (77,963)

      Net loss                                                                                    (1,471)      (1,471)
                                              ---------      ----------    -----------       ------------   ----------

BALANCES AT DECEMBER 31, 1996                   2,000           $1           $12,021            ($91,456)    ($79,434)
                                              ---------      ----------    -----------       ------------   ----------
                                              ---------      ----------    -----------       ------------   ----------


See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 1995 AND 1994 (IN THOUSANDS)
-----------------------------------------------------------------------------

                                                                  1996        1995        1994
                                                               ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                              ($1,471)   $  5,316    $ 19,924
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Deferred tax provision (benefit)                               2,023       4,990     (13,124)
    Depreciation and amortization                                  8,340       9,013      11,020
    Provision for losses on accounts receivable                      278         548         373
    Provision for estimated loss on disposal of NAFE               6,926       --          --
    Deferred compensation                                         --           1,000       1,300
    (Gain) loss on disposal of property and equipment                  1         (48)         18
    Loss on sale of business                                      --          --             793
    Loss on lease abandonment                                     --           1,228      --
    Write-off of leasehold improvements                           --             400      --
    Extraordinary item - loss on early extinguishment of debt     --          --           1,277
    Changes in operating assets and liabilities (net of
      purchased businesses):
      Accounts receivable                                            (36)     (4,810)        903
      Inventories                                                  1,400        (512)       (762)
      Prepaids and other assets                                     (557)       (419)     (1,501)
      Long term lease prepayment                                  --          (1,679)     --
      Accounts payable                                                91         634         821
      Accrued and other liabilities                               (1,307)     (2,375)       (612)
      Deferred revenues                                            1,411       1,254        (308)
      Net assets and liabilities of discontinued operations         (706)       (817)        677
                                                               ----------  ----------  ----------
        Net cash provided by operating activities                 16,393      13,723      23,801
                                                               ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (1,743)     (4,713)     (3,167)
  Proceeds from sale of property and equipment                         2         263          12
  Payments received on notes receivable                           --          --              44
  Net changes in intangible assets                                  (437)         30      (1,236)
  Net changes in investments                                         893      --          --
  Net changes in loans receivable                                 (4,660)        893      --
  Purchase of investments                                         --          (3,529)     --
  Purchase of Affinity Thrift and Loan, net of cash acquired      --           1,854      --
  Purchase of Affinity Insurance Group, Inc.                      --            (356)     --
  Note receivable from affiliate                                   3,113      (3,113)     --
  Purchase of partnership, net of cash acquired                   --          --          (1,599)
  Purchased assets of Woodall, net of cash acquired               --          --         (10,297)
  Purchased assets of NAFE, net of cash acquired                  --          --          (6,050)
                                                               ----------  ----------  ----------
        Net cash used in investing activities                     (2,832)     (8,671)    (22,293)
                                                               ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in customer deposits                                  4,005      --          --
  Dividends paid                                                  --          (9,000)     (4,337)
  Borrowings on long-term debt                                    34,200     125,046      89,996
  Principal payments of long-term debt                           (51,321)   (117,820)    (95,718)
  Deferred financing cost                                         --          --            (824)
                                                               ----------  ----------  ----------
        Net cash used in financing activities                    (13,116)     (1,774)    (10,883)
                                                               ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 445       3,278      (9,375)
                                                               ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     3,833         555       9,930
                                                               ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  4,278    $  3,833    $    555
                                                               ----------  ----------  ----------
                                                               ----------  ----------  ----------

See notes to consolidated financial statements.


AFFINITY GROUP, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Affinity Group, Inc. (AGI), and its subsidiaries (collectively the Company). AGI is a wholly-owned subsidiary of Affinity Group Holding, Inc. (AGH), a privately-owned corporation. AGH is a wholly-owned subsidiary of AGI Holding Corporation (Holding), a privately-owned corporation. All significant intercompany transactions and balances have been eliminated.

    DESCRIPTION OF THE BUSINESS - The Company is a membership based direct marketing company which sells club memberships, products, services, and publications to selected affinity groups primarily in North America. The Company markets club memberships and selected products and services to RV owners, camping and golf enthusiasts. The Company also publishes magazines, directories and books. In connection with the acquisitions of Affinity Thrift and Loan and Affinity Insurance Group, Inc. (see Note 2), the Company has commenced offering certain banking services and underwriting property and casualty insurance for its members and others in the states in which it is licensed to do business.

    USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS - The Company considers all short-term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents.

    INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories consist of books, paper, and travel and leisure merchandise.

    PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

                                                                Years

        Buildings and improvements                               3-31
        Furniture and equipment                                  3-12
        Software                                                  3

    Leasehold improvements, included in buildings and improvements, are amortized over the lives of the respective leases.

    LOANS RECEIVABLE - Loans Receivable were acquired as part of Affinity Thrift and Loan (see Note 2). In accordance with purchase accounting rules, the loans were recorded at their fair value, $9,367,000. The adjustment for fair value is being amortized using the interest method over the weighted average term to maturity of the affected loans, 16 years.

    INTANGIBLE ASSETS- Intangible assets are amortized over the following lives:

                                                                 YEARS
                                                                 -----
        Goodwill                                                   40
        Membership and customer lists                            3-10
        Resort and golfcourse agreements                            4
        Noncompete and deferred consulting agreements             3-6
        Organizational costs                                        5

        Deferred financing costs are amortized over the lives of the related debt agreements.

    IMPAIRMENT OF LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets, including intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and establishes guidelines for determining fair value based on future net cash flows for the use of the asset and for the measurement of the impairment loss. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met. The adoption by the Company of SFAS No. 121 had no material effect on its results of operations or on its financial position at December 31, 1996.

    MEMBERSHIP SERVICES REVENUE AND EXPENSE - Membership and Emergency Road Service (ERS) revenues are deferred and recognized over the life of the membership. Good Sam Club lifetime membership revenues and expenses are deferred and recognized over 18 years which is the actuarially determined fulfillment period. Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit. Renewal expenses are expensed at the time related materials are mailed. ERS claims expenses are recognized when incurred.

    PUBLICATIONS REVENUE AND EXPENSE - Newsstand sales of publications and related expenses are recorded at the time of delivery net of estimated provision for returns. Subscription sales of publications are reflected in income over the lives of the subscriptions. The related selling expenses are expensed as incurred. Advertising revenues and related expenses are recorded at the time of delivery. Subscription and newsstand revenues and expenses related to annual publications are deferred until the publications are distributed.

    DEFERRED REVENUE - For balance sheet purposes, deferred revenues are classified as long-term, although a portion of the amounts deferred expire over the next year.

2.  ACQUISITIONS

    In October 1995, a wholly owned subsidiary of the Company acquired the common stock of Affinity Thrift and Loan (ATL), formerly San Francisco Thrift and Loan. Under the terms of the purchase agreement, ATL stock was acquired for $125,000 and ATL entered into a noncompete agreement with the previous owner for $75,000. In addition, in accordance with FDIC regulatory requirements, the Company, through its wholly owned subsidiary, contributed an additional $1.0 million of capital to ATL in each of 1995 and 1996. For purposes of the Senior Subordinated Notes Indenture (Indenture) and the senior credit facility discussed in Note 7, the Company's investment and the continuing operations of the wholly owned subsidiary, ATL, has been designated as an "unrestricted subsidiary".

    In June 1995, the Company acquired the common stock of Affinity Insurance Group, Inc. (AINS) formerly Aspen Indemnity Corporation, for $87,500. In December 1995, AINS was licensed in the state of Colorado, its domicile state. The Company contributed $3.5 million capital to AINS in 1995 to meet regulatory requirements of which $2.0 million is recorded as restricted.

    In October 1994, the Company acquired substantially all the assets and assumed certain liabilities of the National Association for Female Executives, Inc. (NAFE). The total consideration for the acquisition, including assumed liabilities and costs of acquisition, totaled $10.8 million. In the fourth quarter of 1996, the Company adopted a plan to dispose of NAFE. See Note 18.

    In May 1994, the Company acquired all the assets and assumed certain liabilities of Woodall Publishing Company, L.P. and Woodall World of Travel, L.P. (collectively Woodall). The total consideration for the acquisitions, including assumed liabilities and costs of acquisition, totaled $11.5 million.

    In April 1994 AGI Properties of Colorado, Inc. (AGIPC), a wholly-owned subsidiary of AGI, acquired a 99.9% partnership interest from the principal shareholder of AGH for a total purchase price of $3,449,000 which included $1,600,000 in cash and assumed liabilities of $1,849,000. In accordance with generally accepted accounting principles for transfers among entities under common control, the purchase has been reflected in the accounts of AGIPC at the historical cost basis of the principal shareholder of AGH of $2,174,000. The difference between the consideration paid for the partnership interest and its carrying value in the accounts of AGIPC of $1,275,000 has been reflected as a reduction in additional paid-in capital in the accompanying consolidated financial statements, net of a related deferred tax asset of $481,000. As of December 31, 1995, AGIPC is designated a "restricted subsidiary" for the purposes of the Indenture discussed in Note 7 and by virtue of a Supplemental Indenture is a guarantor under the Indenture.

   The operating results of ATL, AINS, AGIPC, and Woodall have been included in the Company's consolidated results of operations from the dates of their respective acquisition. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of these companies have been recorded at their estimated fair value at the date of their respective acquisitions. In connection with these acquisitions, the Company has recognized goodwill of approximately $400,000 and $17,900,000 in 1995 and 1994, respectively.

   The following unaudited pro forma results of operations for the year ended December 31, 1994 assumes the acquisition of Woodall occurred as of January 1, 1994. ATL, AINS and AGIPC are excluded from the following pro forma results of operations as their effects are immaterial. The summary pro forma results are based on assumptions and are not necessarily indicative of the actual results which would have occurred had this acquisition occurred on January 1, 1994, or of the future results of operations of the Company.

                                                        Year Ended
                                                        December 31,
                                                            1994
                                                      ----------------
                                                      ($ in thousands)
         Revenues                                      $   130,485
         Income before extraordinary item                   19,595
         Net income                                         18,318

3.  DISPOSITIONS

    BENBOW VALLEY RV RESORT AND GOLF COURSE RESORT - The Company disposed of a portion of the Benbow Valley RV Resort and Golf Course Resort in Northern California during 1994 and simultaneously entered into a contract to sell the remaining assets. The assets of the resort were written down to the expected combined sales price of $1.9 million and accruals were made for the projected cost of sale resulting in a loss on disposal of $793,000. The property was sold in 1996 for approximately the anticipated amount.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31 (in thousands):


                                                   1996             1995
                                                ---------------------------
    Land                                        $     536         $     536
    Building and improvements                       4,936             3,929
    Furniture and equipment                         7,621             6,813
    Software                                        2,276             1,935
    Systems development in progress                 1,873             2,293
                                                ---------------------------
                                                   17,242            15,506
    Less accumulated depreciation                  (6,692)           (4,737)
                                                ---------------------------
    Net Property and Equipment                  $  10,550         $  10,769
                                                ---------------------------
                                                ---------------------------

5.  INTANGIBLE ASSETS

    Intangible assets consisted of the following at December 31 (in thousands):


                                                   1996             1995
                                                ---------------------------
    Goodwill                                    $ 116,785         $ 117,709
    Membership and customer lists                  14,691            15,099
    Resort and golf course participation
      agreements                                   14,013            13,960
    Noncompete and deferred consulting
      agreements                                    1,193             1,193
    Deferred financing and organization costs       6,757             7,492
                                                ---------------------------
                                                  153,439           155,453
    Less accumulated amortization                 (44,374)          (40,444)
                                                ---------------------------
                                                $ 109,065         $ 115,009
                                                ---------------------------
                                                ---------------------------

6.  ACCRUED LIABILITIES

    Accrued liabilities consisted of the following at December 31 (in thousands):

                                                   1996             1995
                                                ---------------------------
    Legal expense and litigation settlement     $       9         $     301
    Compensation and benefits                       4,994             6,083
    Other accruals                                  9,513             9,885
                                                ---------------------------
                                                $  14,516         $  16,269
                                                ---------------------------
                                                ---------------------------


7.  LONG-TERM DEBT

    The following reflects outstanding long-term debt as of December 31 (in thousands):

                                                   1996             1995
                                                ---------------------------
    Senior secured term note bearing interest
      that varies from prime to prime plus
      1.25% or LIBOR plus 2.00% to 3.25%.
      Interest rate as of December 31, 1996
      was 8.25%. Quarterly principal
      installments of $1 million are due
      through September 30, 1999.               $  11,000         $  15,000
    Revolving line of credit of $30 million,
      with the same interest arrangement as
      the senior secured term note discussed
      above, maturing September 1999.              14,050            26,500
    Senior subordinated notes, bearing interest
      at 11.50% per annum, interest payable
      semi annually each April 15 and
      October 15, maturing October 2003.          120,000           120,000
    Other, primarily capital leases, settlement
      agreements, and building mortgage             2,325             2,996
                                                ---------------------------
                                                  147,375           164,496
    Less: current portion                          (5,344)           (4,665)
                                                ---------------------------
                                                $ 142,031         $ 159,831
                                                ---------------------------
                                                ---------------------------


    In 1993, a total of $120 million of senior subordinated notes were issued in a public offering. The notes bear interest at the rate of 11 1/2%, and mature on October 15, 2003. These notes are unsecured obligations of the Company and are subordinated in right of payment to the existing senior indebtedness, but rank senior or pari passu with all other existing indebtedness and future indebtedness of the Company.

    On October 11, 1994, the Company entered into a new five year credit agreement with certain lenders and First Bank National Association, as agent, consisting of a term loan of $20.0 million and revolving credit facility of $30.0 million. The funds were used primarily to retire senior secured term notes and revolving credit lines established on October 29, 1993. The revolving loan must be repaid so that the aggregate unpaid principal amount outstanding under the facility does not exceed $15.0 million for at least 30 consecutive days in each fiscal year of the Company. The loan agreement provides that if the cash flow leverage, as defined, for any period of four consecutive fiscal quarters of the Company exceeds 4.25:1, then the Company is required to prepay the loans in amounts equal to 50% of the excess cash flow as defined, for such four fiscal quarters.

    The credit agreement and senior subordinated notes indenture contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, payment of dividends, and minimum coverage ratios pertaining to interest expense, fixed charges, levels of consolidated cash flow and cash flow leverage ratio. Substantially all of the Company's assets are pledged as collateral under the terms of the credit agreement.

    The aggregate future maturities of long-term debt at December 31, 1996, are as follows (in thousands):


                            1997                $   5,344
                            1998                    4,137
                            1999                   17,534
                            2000                       48
                            2001                       53
                      Thereafter                  120,259
                                                ---------
                           Total                $ 147,375
                                                ---------
                                                ---------


8.  INCOME TAXES

    The components of the Company's income tax benefit (expense) from continuing operations for the year ended December 31, consisted of (in thousands):


                                     1996          1995             1994
                                  -----------------------------------------
    Current:
      Federal                     $  (2,381)      $    (317)       $      -
      State                            (296)             (4)            (31)
      Deferred                       (3,467)         (4,726)         13,286
                                  -----------------------------------------
    Income tax benefit (expense)  $  (6,144)      $  (5,047)       $ 13,255
                                  -----------------------------------------
                                  -----------------------------------------


    A reconciliation of income tax benefits (expense) from continuing operations to the federal statutory rate for the year ended December 31, is as follows (in thousands):

                                     1996          1995             1994
                                  -----------------------------------------
    Income taxes computed at
      federal statutory rate      $  (3,928)      $  (3,477)       $ (2,688)
    State income taxes -- net
      of federal benefit               (603)           (398)             (8)
    Permanent differences:
      Interest expense --
        warrants                          -               -           4,668
      Amortization of goodwill       (1,520)         (1,499)         (1,499)
    Change in valuation allowance      (495)              -          12,842
    Other                               402             327             (60)
                                  -----------------------------------------
    Income tax benefit (expense)  $  (6,144)      $  (5,047)       $ 13,255
                                  -----------------------------------------
                                  -----------------------------------------


    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax asset at December 31, are (in thousands):


                                                   1996             1995
                                                ---------------------------
    DEFERRED TAX LIABILITIES:
    Prepaid expenses                            $  (2,115)        $  (1,745)
    Directory revenue                                (274)             (204)
    Intangible assets                                (140)             (284)
    Loans Receivable                                  (59)             (130)
    Other                                             (15)              (56)
                                                ---------------------------
    Deferred income tax liabilities                (2,603)           (2,419)




   (continued on next page)

                                                   1996             1995
                                                ---------------------------
    DEFERRED TAX ASSETS:
    Accrual for litigation and settlements      $     207        $      483
    Intangible assets                                 135                 -
    Accelerated depreciation                          539               310
    Deferred revenues                               8,064             6,838
    Accrual for employee benefits and severance     1,123             1,081
    Accrual for deferred phantom stock
      compensation                                  1,483             2,283
    Organizational and start up costs                 171               192
    Net operating loss carryforward                 5,347             9,820
    Tax credits                                     1,698             1,443
    Emergency road service claim reserve              393               479
    Accounts receivable reserve                       513               437
    Building lease abandonment reserve                411               619
    Relocation reserve                                 17               180
    Other real estate owned                             -                77
    Provision for loss on discontinued
      operations                                    1,476                 -
    Reserve for resort cards                        1,139                 -
    Other reserves                                    794             1,255
                                                ---------------------------
    Deferred tax assets                            23,510            25,497
    Valuation allowance                            (5,163)           (4,668)
                                                ---------------------------
    Net deferred tax asset                      $  15,744        $   18,410
                                                ---------------------------
                                                ---------------------------




    At December 31, 1996, the Company has unused net operating loss carryforwards for federal income tax purposes of approximately $14.6 million which expire through 2009. The Company also has alternative minimum tax credit (AMT) carryforwards remaining of approximately $1.4 million and general business credit carryforwards attributable to a subsidiary of approximately $256,000. The Company and its subsidiaries are parties to a tax-sharing agreement with the Company's parent; however, taxes are determined on a separate company basis.

9.  COMMITMENTS AND CONTINGENCIES

    LEASES - The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates. Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 1996 are as follows (in thousands):

                1997               $1,435
                1998                  988
                1999                  811
                2000                  669
                2001                  613
          Thereafter                1,912
                                   ------
               Total               $6,428
                                   ------
                                   ------


    During 1996, 1995, and 1994, respectively, approximately $1,571,000, $1,297,000, and $1,223,000 of rent expense was charged to costs and expenses.

    In the fourth quarter of 1995, the Company abandoned its leased facility in Camarillo, California. As a result of this abandonment the Company recognized a loss on this operating leased asset representing the future minimum annual fixed rental charges and other incidental costs to be incurred over the term of the related lease through May 1998 of $1,228,000, and wrote off net leasehold improvements of $400,000.


    LITIGATION - From time to time, the Company is involved in litigation arising in the normal course of business operations. In the opinion of management, the Company's consolidated financial statements adequately provide for liabilities associated with all lawsuits to which it is a party.

    EMPLOYMENT AGREEMENTS - The Company has employment agreements with certain officers. The agreements include, among other things, one year's severance pay beyond the termination date.


10. RELATED-PARTY TRANSACTIONS

    Effective June 1995, the Company entered into a lease agreement for its corporate facilities in Ventura, California (the Lease Agreement) with AGI Real Estate Holdings, Inc. The owners of AGI Real Estate Holdings, Inc. are minority shareholders of Holding and are also related to the Company's Chairman. The lease extends for an initial term of 20 years. Upon execution of the Lease Agreement, the Company paid $1,650,000 as initial rent and pays monthly base rent, commencing at $369,000 annually and increasing to $492,000, through year 10 of the lease. On the tenth anniversary of the lease, and extending through the term of the initial lease, either party may compel the other party to enter into a 20 year extension of the lease term. The rental rate will be set based on the fair value of the leased premises at the time of the extension.

    In 1995, the Company purchased $3 million of subordinated notes of Adams Outdoor Advertising Limited Partnership (AOALP) from Holding. The Company's Chairman is the principal owner of Holding and AOALP. The investment and related accrued interest are included in note receivable from affiliate in the accompanying balance sheet. On March 12, 1996 the notes were paid in full. Included in income in the accompanying statement of operations for 1996 and 1995 is $54,000 and $113,000, respectively, of interest income related to these notes.

    Certain facilities used by the Company were leased until April 1994 from partnerships in which certain former and current officers of the Company were partners. Aggregate rental payments under the terms of the leases were approximately $101,000 during 1994.

11. STATEMENTS OF CASH FLOWS

    Supplemental disclosures of cash flow information for December 31 (in thousands):

                                     1996         1995         1994
                                 --------------------------------------
Cash Paid during the year for:
 Interest                          $ 16,795     $ 16,724     $ 16,085
 Income taxes                           568          152           36


    The Company entered into the following non-cash investing transactions:


      1996:
        The Company received a note receivable of $1,000,000 in the sale of the Benbow Golf Course.

      1995:
        The Company assumed $11,122,000 of liabilities in the acquisition of ATL.

      1994:
        The Company assumed $983,000 of liabilities in the acquisition of Woodall.

        The Company assumed $4,797,000 of liabilities in the acquisition of NAFE.

        The Company assumed $1,849,000 of liabilities in the acquisition of AGIPC.

        The Company received notes receivable of $491,000 for the sale of Benbow Resort.

        The Company transferred property valued at $1,350,000 to other assets held for sale.

12. BENEFIT PLAN

    The Company has a 401(k) deferred savings and profit sharing plan. Employees must have attained age 21 and completed 1,950 hours of service to participate in the plan. Vesting occurs ratably over 7 years at which time the participants are 100% vested.

    Employees may contribute up to 15% of their salaries, and the Company matches these employee contributions at the rate of 75%, up to 6% of the employee's salary. Contributions are limited to the maximum amount deductible for federal income tax purposes during the year. The Company's contributions to the plan totaled approximately $416,000, $396,000, and $348,000, for 1996, 1995, and 1994, respectively.

13. DEFERRED PHANTOM STOCK COMPENSATION

    The Company has deferred compensation agreements with certain officers. The agreements provide for payment to the officers upon their termination, death, disability, or sale of the Company. Deferred compensation is included in other long-term liabilities as if fully vested. Deferred compensation to be paid in 1997 has been classified in current liabilities. This deferred compensation is subject to vesting under the terms of the individual agreements. Vesting periods range from 20% per year over a five year period to immediate vesting upon entering an agreement.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

    CASH AND CASH EQUIVALENTS - The carrying amount approximates fair value because of the short maturity of these instruments.

    INVESTMENTS - The fair value of investments is based on quoted rates for similar instruments.

    LOANS RECEIVABLE- The carrying amount approximates fair value because the loans are predominantly variable rate loans.

    CUSTOMER DEPOSITS- The carrying amount approximates fair value because the deposits are predominantly instruments with a short maturity.

    LONG-TERM DEBT - The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.

                                        December 31, 1996      December 31, 1995
                                       --------------------   ------------------
                                        Carrying     Fair      Carrying    Fair
                                         Amount      Value      Amount     Value
                                       --------------------   ------------------
                                                      (In Thousands)
     Financial Instruments Recorded as
       Assets:
     Cash and cash equivalents          $ 4,278    $ 4,278     $ 3,833   $ 3,833
     Investments                          2,636      2,614       3,529     3,529
     Loans Receivable                    13,134     13,134       8,474     8,474

     Financial Instruments Recorded as
       Liabilities:
     Customer deposits                   14,979     14,979      10,974    10,974
     Long-term debt                     147,375    152,175     164,496   166,296


   CONCENTRATION OF CREDIT RISK- The Company is potentially subject to concentrations of credit risk in accounts receivable and loans receivable. Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers and their geographical dispersion. The Company's loans receivable are secured by real estate. At December 31, 1996, approximately $6.0 million of these loans are secured by residential real estate located in southern California and the remaining loans are secured by real estate located primarily in the San Francisco Bay area.

15.  SEGMENT INFORMATION

     The Company operates principally in two segments - membership services and publications. Financial information by industry segment is summarized as follows (in thousands):


                                                  Membership
                                                   Services        Publications        Corporate        Consolidated
                                                  ------------------------------------------------------------------
      YEAR ENDED DECEMBER 31, 1996

      Income (loss) from continuing operations
       before income taxes and extraordinary item     $ 35,569            $ 10,515        $ (34,859)          $ 11,225
      Identifiable assets                              103,171              47,050           32,934            183,155
      Capital expenditures                                 764                  54              925              1,743
      Depreciation and amortization                      5,941                 450            1,949              8,340

      YEAR ENDED DECEMBER 31, 1995

      Income (loss) from continuing operations
       before income taxes and extraordinary item     $ 37,117            $  9,245        $ (36,429)          $  9,933
      Identifiable assets                              106,859              51,319           33,792            191,970
      Capital expenditures                               3,274                 496              943              4,713
      Depreciation and amortization                      6,865                 653            1,495              9,013

      YEAR ENDED DECEMBER 31, 1994

      Income (loss) from continuing operations
       before income taxes and extraordinary item     $ 30,352             $ 8,248        $ (30,919)          $  7,681
      Identifiable assets                               92,621              53,657           29,600            175,878
      Capital expenditures                               2,287                 274              606              3,167
      Depreciation and amortization                      7,232               2,163            1,625             11,020





      MAJOR CUSTOMERS- Included in revenues in 1996, 1995 and 1994 are $17.2 million, $17.3 million, and $12.6 million, respectively, received under contracts from one customer of the Company. These revenues have been reported in the Membership Services segment.

16.  SELECTED UNAUDITED QUARTERLY INFORMATION

     The following is a summary of selected quarterly information for the years ended December 31, 1996 and 1995 (in thousands):



                                             March 31,       June 30,      September 30,   December 31,
                                               1996            1996            1996            1996
                                          --------------------------------------------------------------
        Total revenue                      $     31,593    $     33,206    $     32,159    $     43,021
        Gross Profit                             10,456          13,522          12,303          17,124
        Income from continuing operations           225           1,491             916           2,449
        Net income (loss)                            91           1,099             685          (3,346)


                                             March 31,       June 30,      September 30,   December 31,
                                               1995            1995            1995            1995
                                          --------------------------------------------------------------
        Total revenue                      $     31,646    $     32,478    $     31,797    $     43,316
        Gross Profit                             11,782          13,763          12,878          16,911
        Income from continuing operations           408           1,048             718           2,712
        Net income (loss)                           458           1,223           1,290           2,345



     The loss in the fourth quarter of 1996 is primarily a result of recording a $5.9 million estimated loss on the disposal of NAFE. The information for the quarters in 1995 and the quarters ended March 31, June 30, and September 30, 1996 have been restated to reflect the operations of NAFE as discontinued. See Note 18.

17.  GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

     Under terms of the Company's various debt agreements, all wholly-owned subsidiaries of AGI which are not designated as unrestricted subsidiaries are guarantors of AGI's obligations under the debt agreements. There are no contractual restrictions on the ability of any guarantor subsidiaries to make distributions to AGI. Separate financial statements and related disclosures for the subsidiaries are omitted as, in the opinion of management, they are not material; however, summarized combined financial information of the guaranteeing subsidiaries at December 31, 1996 and 1995 are as follows (in thousands):

                                                     1996        1995
                                                  ----------------------
     Combined current assets                      $   15,384  $   17,922
     Combined non-current assets                      30,340      48,110
     Combined current liabilities                     16,362      14,210
     Combined non-current liabilities                 70,609      72,415


                                                     1996        1995
                                                  ----------------------
     Combined revenues                            $  116,472  $  125,698
     Combined costs and expenses                      87,283      99,014
     Combined income from continuing operations       19,649      29,758
     Combined net income                              11,968      30,452


18.  DISCONTINUED OPERATIONS

     In October 1994, the Company acquired substantially all the assets and assumed certain liabilities of the National Association for Female Executives, Inc. (NAFE). The total consideration for the acquisition, including assumed liabilities and costs of acquisition, totaled
     $10.8 million.

     During the fourth quarter of 1996, the Company adopted a plan to dispose of the assets related to NAFE. The Company intends to sell NAFE to an unidentified, unrelated third party during 1997. In connection with the plan, the Company recorded a loss of $ $5.9 million net of related income taxes of $1,060,000 in the fourth quarter 1996 based on the anticipated proceeds upon sale. The results of operations of NAFE have been classified as discontinued operations in the accompanying financial statements.

     Information relating to the operations of NAFE for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):


                                                          1996        1995        1994
                                                       ----------  ----------  ----------
          Revenues                                      $  5,062    $  7,887    $  1,491
          Costs applicable to revenues                     5,090       6,001         806
                                                       ----------  ----------  ----------
          Gross profit (loss)                                (28)      1,886         685
          Operating expenses                               1,042       1,192         258
                                                       ----------  ----------  ----------
          Income (loss) from operations                   (1,070)        694         427
          Income tax (expense) benefit                       384        (264)       (162)
          Loss on disposal, net of taxes                  (5,866)       -           -
                                                       ----------  ----------  ----------
          Income (loss) from discontinued operations    $ (6,552)   $    430    $    265
                                                       ----------  ----------  ----------
                                                       ----------  ----------  ----------




     The assets and liabilities of NAFE included in the accompanying consolidated balance sheet as of December 31, 1996 and 1995 are as follows (in thousands):


                                                    1996        1995
                                                 ----------  ----------
          Current assets:
              Cash                                $    261    $   -
              Accounts receivable                      539         570
              Inventories                              183         173
              Prepaid expexnses                        884         418
                                                 ----------  ----------
                    Total current assets             1,867       1,161

          Current liabilities:
              Accounts payable                       1,048         391
              Accrued liabilities                    2,283         313
                                                 ----------  ----------
                    Total current liabilities        3,331         704
                                                 ----------  ----------
              Net current assets (liabilities)    $ (1,464)   $    457
                                                 ----------  ----------
                                                 ----------  ----------

          Long-term assets:
              Property and equipment              $     67    $    107
              Intangible assets                      3,000       7,570
              Other assets                              25          26
                                                 ----------  ----------
                    Total long-term assets           3,092       7,703

          Long-term liabilities:
              Deferred revenues                      2,119       2,431
                                                 ----------  ----------
              Net long-term assets                $    973    $  5,272
                                                 ----------  ----------
                                                 ----------  ----------



19.  SUBSEQUENT EVENTS

     On March 6, 1997, the Company acquired the common stock of the Ehlert Publishing companies for $22.3 million. The purchase price was funded primarily through borrowings under the Company's revolving credit facility, capital contributions to the Company from AGH and a $1.5 million loan from the sellers to AGH. In addition, the principal shareholder of Ehlert Publishing and the Company entered into a non-competition agreement for $200,000.

     On February 25, 1997, the Company entered into an agreement to acquire the common stock of Camping World, Inc. for $89 million including debt repayment upon acquisition. Certain Camping World executives will also enter into non-competition and consulting agreements pursuant to which the Company will pay $19 million at closing. In addition, at closing AGH and certain members of Camping World management will enter into incentive compensation agreements pursuant to which an additional $15 million will be paid subsequent to the closing which is payable $1.0 million annually on the first four anniversaries after the closing date with the balance, $11.0 million, due on the fifth anniversary of the closing date.

     The Camping World acquisition is scheduled to close in April 1997 and is expected to be financed through a $130.0 million bond offering by AGH, which will be contributed as capital to the Company, net of closing fees and expenses and repayment of approximately $7.5 million of AGH's indebtedness. These net proceeds and new borrowings available under a proposed new $75 million credit facility of the Company are expected to be adequate to close the acquisition.

     Unaudited pro-forma net revenue, income from operations and net income for the year ended December 31, 1996 assuming the transactions had closed January 1, 1996, are estimated to have been $324.0 million, $43.0 million, and $5.4 million, respectively.

AFFINITY GROUP, INC. AND SUBSIDIARIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
     (IN THOUSANDS)

                                                                        Additions
                                                        Balance at     Charged to                     Balance
                                                         Beginning     Costs and                      at End
                                                         of Period      Expenses      Deductions     of Period
                                                        ----------     ----------     ----------     ---------
Description:
Year ended December 31, 1996:
     Allowance for doubtful accounts receivable.......     $926          $802           $647(a)        $1,081
     Allowance for obsolete and overstock inventory...       -              2               (b)             2
                                                           ----          ----           ----           ------
                                                           $926          $804           $647           $1,083
                                                           ----          ----           ----           ------
                                                           ----          ----           ----           ------

Year ended December 31, 1995:
     Allowance for doubtful accounts receivable.......     $709          $531           $314(a)        $  926
     Allowance for obsolete and overstock inventory...      134            -             134(b)            -
                                                           ----          ----           ----           ------
                                                           $843          $531           $448           $  926
                                                           ----          ----           ----           ------
                                                           ----          ----           ----           ------

Year ended December 31, 1994:
     Allowance for doubtful accounts receivable.......     $422          $336           $ 49(a)        $  709
     Allowance for obsolete and overstock inventory...      134            -              -               134
                                                           ----          ----           ----           ------
                                                           $556          $336           $ 49           $  843
                                                           ----          ----           ----           ------
                                                           ----          ----           ----           ------

(a)  Accounts determined to be uncollectable and charged against allowance account, net of collection on accounts previously charged against allowance account.

(b)  Amounts represent inventories written off.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                        PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS FOR THE REGISTRANT


The executive officers and directors of the Company are as follows:

      Name           Age  Position
      ----           ---  --------
 Stephen Adams       59   Chairman of the Board
 Joe McAdams         53   President, Chief Executive Officer and Director
 Wayne Boysen        66   Chairman of ATL and AINS and Director
 David Frith-Smith   55   Director
 Michael Schneider   42   Chief Operating Officer
 Mark J. Boggess     41   Senior Vice President and Chief Financial Officer
 David Block         48   Senior Vice President
 Mark Dowis          39   Senior Vice President
 Roger Ryman         59   President of the Coast to Coast Clubs
 Keith Urry          60   President of the Golf Card Club

Stephen Adams has been Chairman of the Company since December, 1988. Since the 1970's, Mr. Adams has served as Chairman of privately-owned banking, bottling, publishing, outdoor advertising, television and radio companies in which he holds a controlling ownership interest. Mr. Adams is also Chairman and the controlling shareholder of Adams Outdoor Advertising, Inc., the managing general partner of Adams Outdoor Advertising Limited partnership.

Joe McAdams has been President and Chief Executive Officer of the Company since July 1991. Prior thereto and since December of 1988, Mr. McAdams was President of Adams Publishing Corporation, a newspaper and magazine publishing company controlled by Mr. Adams. From October 1987 through November 1988, Mr. McAdams was President and Publisher of Southern California Publishing Co. Prior to October 1987 and since 1961, Mr. McAdams has held various management positions with publishing and direct marketing companies, including Senior Vice President and Chief Operating Officer of ADVO Systems, Inc. from August 1981 to April, 1983.

Wayne Boysen was Senior Vice President of the Company since June 1991 until his retirement on January 1, 1996 and has supervised the staff of the risk management divisions of businesses owned by Stephen Adams, including the Company, since July 1988. In addition, since their acquisition by the Company in 1995, Mr. Boysen has served as Chairman of ATL and AINS. From 1966 through July 1988, Mr. Boysen owned or managed insurance agencies and provided consulting services to property and casualty insurance agencies. Mr. Boysen has been a director of the Company since 1993.

David Frith-Smith has served as managing partner of Biller, Frith-Smith & Archibald, Certified Public Accountants since 1988. Mr. Frith-Smith was a principal in Maidy and Lederman, Certified Public Accountants from 1980 to 1984, and with Maidy Biller Frith-Smith & Brenner, Certified Public Accountants from 1984 to 1988. Mr. Frith-Smith has been a director of the Company since November 1996. Mr. Frith-Smith is a director of Adams Outdoor Advertising Inc., the managing general partner of Adams Outdoor Advertising Limited Partnership which is controlled by Stephen Adams, and various private and non-profit corporations.

Michael Schneider has been Chief Operating Officer of the Company since 1996. Prior thereto, Mr. Schneider served as Senior Vice President and General Counsel of the Company since January 1993 and was responsible for administrative areas, development of new corporate ventures and portions of the RV publication business and the advertising and sales departments. Prior to January 1993 and since 1977, Mr. Schneider has held a variety of senior management positions in the AGI's publication business.

Mark J. Boggess has been Senior Vice President and Chief Financial Officer of the Company since June 1993. From June 1992 through May 1993, Mr. Boggess was Vice President and Chief Financial Officer of Hypro Corporation, a privately owned manufacturer of fluid transfer pumps. From June 1989 through June 1992, Mr. Boggess was Treasurer of Adams Communications Corporation, a holding company controlled by Stephen Adams which owned television and radio station operations throughout the United States. From April 1988 through May 1989, Mr. Boggess was Vice President and Chief Financial Officer of Econocom U.S.A., Inc., a privately owned computer leasing company.

David Block has been Senior Vice President of the Company since January 1993 and is in charge of the member services, fulfillment, management information systems and administration of the Company. Prior thereto and since 1988, Mr. Block held various senior management positions with the Company or its predecessor in the areas of management information systems and administration.

Mark Dowis has been Senior Vice President of the Company since January 1, 1995 and is responsible for strategic and business planning, marketing, new business development and venture initiatives for AGI. Prior to 1995 and since 1992, Mr. Dowis was General Manager, Business Markets Division of the American Automobile Association ("AAA") and prior to that post, he was the Managing Director of Marketing and Research of the AAA. From 1989 to 1992, Mr., Dowis was an Associate Administrator with the U.S. Department of Transportation in Washington, D.C.

Roger Ryman has been President of the Company's subsidiary which operates the Coast to Coast clubs, since January 1993 and was Executive Vice President of Coast to Coast since January, 1989. From September, 1986 through December, 1988, Mr. Ryman served as Vice President and Director of Resort Services for Coast to Coast.

Keith W. Urry has been President of the Company's subsidiary which operates the Golf Card club since January 1991 and prior thereto was Executive Vice President of Golf Card since 1982. Mr. Urry is also on the Board of Directors of the National Golf Foundation, an industry information organization.

Directors are elected for a term of one year or until their successors have been duly elected.

ITEM 11:  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid by the Company to the Company's Chief Executive Officer and each of the four other highest compensated current executive officers (determined as of the end of the Company's year ended December 31, 1996) for the years ended December 31, 1996, 1995, and 1994.


                             SUMMARY COMPENSATION TABLE

                                           Annual Compensation
                                  -------------------------------------
                                                              Other Annual        All Other
Name and Principal Position       Year    Salary      Bonus  Compensation (1)  Compensation (2)
------------------------------------------------------------------------------------------------
Stephen Adams                     1996  $ 699,992  $1,199,999                    $  53,953
  Chairman of the Board           1995    699,992   1,200,000                       25,555
                                  1994    700,000   1,139,992                        4,158

Joe McAdams, President            1996     99,996     400,000    1,226,933 (3)       6,334
  Chief Executive Officer         1995     99,996     390,000      240,000 (3)       6,038
                                  1994     99,996     370,000                        5,860

Michael Schneider                 1996    182,145          (4)                       7,482
  Senior Vice President           1995    165,072     107,157                        7,287
                                  1994    156,829     148,070                        7,289

Mark Boggess                      1996    173,326          (4)                       7,482
  Chief Financial Officer         1995    165,072      55,250                        7,411
                                  1994    157,187      75,000                        3,544

David Block                       1996    173,326          (4)                       7,860
  Senior Vice President           1995    165,072      31,885                        7,613
                                  1994    157,212      35,000                        6,930

-----------------------------
(1)  Personal benefits are the lesser of (i) 10% of total annual salary and bonus (ii) $50,000, except as described in Note (3) below.

(2)  Represents company contributions to 401(k) and split dollar life insurance economic benefit.

(3)  Under the terms of this phantom stock agreement, Mr. McAdams received $1,226,933 in 1996 and
     $240,000 in 1995.

(4)  Bonus for 1996 has not yet been determined.

The Company does not have any outstanding stock options or restricted stock grants. The Company has phantom stock agreements for certain of its officers.
See "Management Agreements with Executive Officers."


AGREEMENTS WITH EXECUTIVE OFFICERS

Mr. Adams and the Company are parties to an employment agreement providing for his employment as the Chairman of the Company through September 1, 1997. The base salary for Mr. Adams is $700,000 and his incentive compensation is 3% of operating profits (as defined in the agreement).

In January 1992, the Company introduced a phantom stock incentive program for key employees. Since that time, certain employees have been granted awards at various interest levels and over varying vesting periods. The value of the phantom stock interest is based on the increase in the value of the Company over the base value at the award date. In accordance with the formula set forth in the agreements, which formula approximates a multiple of operating profits and is intended to approximate the fair market value of the Company, earned incentives are paid in three annual installments following the earlier of (a) termination of employment, (b) sale of the Company, or (c) five years after the grant of the phantom stock interest. The phantom stock agreements also set forth the terms of employment for the executive.

The following table sets forth the current awards outstanding under the program as of December 31, 1996. As of December 31, 1996, the aggregate accrued liability under the Company's phantom stock incentive program was approximately $4.0 million.

                                        Full      Vested
       Officer/Director               Interest     Amount
       --------------------------   -----------  ---------
          Joe McAdams (1)               2.00%       1.00%
          Mike Schneider                1.33%       1.31%
          Mark Boggess                  0.33%       0.33%
          David Block (2)               0.10%       0.08%
          Mark Dowis                    0.33%       0.02%
          Roger Ryman                   0.10%       0.08%
          All Other Employees           0.20%       0.16%
____________________

       (1) In October 1995, AGI amended and extended the terms of Mr. McAdams phantom stock agreement. Under the amended agreement, Mr. McAdams is entitled to $3.6 million payable in three equal installments beginning January 1996. In addition, Mr. McAdams was awarded a 2% phantom stock interest in October 1995 which vests in equal installments on the first two anniversaries of the award.

       (2) In addition, Mr. Block entered into a phantom stock agreement with a subsidiary of the Company. Under the terms of such agreement, Mr. Block was granted a 5% phantom interest in such subsidiary vesting 1% annually beginning December 1996. The value of such phantom interest is based on the increase in the value of such subsidiary and is based on formulas that are intended to approximate the fair market value of the subsidiary.

The executive's base salary and annual bonus are determined from time to time by the board of directors. In the event the executive's employment is terminated without cause, the agreements provide for severance benefits of up to one year's base salary plus the accrued bonus for the year in which such termination occurs.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

The Company's Board of Directors determines the compensation of the executive officers. The executive officers of the Company that serve on the Board of Directors are Stephen Adams and Joe McAdams. In addition, until his retirement on January 1, 1996, Wayne Boysen was an executive officer of the Company.

BONUS PLAN

The Company annually adopts bonus programs for employees, including executive officers other than Mr. Adams. Bonus payments are made based on achievement of specified operating results and/or objectives.

401 (K) SAVINGS AND PROFIT PLAN

The Company sponsors a deferred savings and profit sharing plan (the "401(k) Plan") qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). All employees over age 21 who have completed one year of service are eligible to participate in the 401(k) Plan. Eligible employees may contribute to the 401(k) Plan up to 10% of their salary subject to an annual maximum established under the Code and the Company matches these employee contributions at the rate of 75% up to the first 6% of the employee's salary. Employees may also make additional voluntary contributions.

OTHER BENEFIT PLAN

Company employees receive certain medical and dental benefits during their employment. A predecessor to the Company also provided eligible employees with medical, dental and life insurance coverage after retirement. The estimated future costs associated with such coverage to retirees is reserved as a liability in the Company's consolidated financial statements. Current employees are not provided medical and dental benefits upon retirement.

DIRECTOR COMPENSATION

The Company pays directors who are not employees (Messrs. Boysen and Frith-Smith) director fees of $1,500 per month.

REPORT ON EXECUTIVE COMPENSATION

The Company's Board of Directors determines the compensation of the executive officers. The base salary and bonus for Stephen Adams is established pursuant to the employment agreement described under the caption entitled "Agreements with Executive Officers." The agreement was approved when Mr. Adams was the sole director of the Company because it was determined to be in the best interests of the Company to assure continuity of management. For the other executive officers, base salaries are set at levels which are believed to be reasonably competitive with the salary level of executives in comparable companies, including membership services companies and other highly leveraged companies with comparable operating income, except that the base salary for Joe McAdams, the President and Chief Executive Officer, is lower than the comparable companies because the primary source of his compensation is through the bonus program. The executive officers, including Mr. McAdams, receive bonuses based on their respective assigned percentage of operating income of the Company or the operations in which the executive is employed. The percentage assigned to each executive officer depends upon the level of his responsibilities or, in the case of Mr. Adams, as prescribed in their respective employment agreement.

In addition, the executive officers other than Mr. Adams who owns over 95% of the stock of the parent corporation have received phantom stock grants under the agreements described above under the caption "Agreements with Executive Officers." The purpose of the phantom stock agreements is to provide the executive officers with an incentive to enhance the long term value of the Company with payments of the amounts earned by the executive officers provided as deferred compensation over several years.

                            BOARD OF DIRECTORS
                            ------------------

   Stephen Adams       Joe McAdams        Wayne Boysen       David Frith-Smith


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a wholly-owned subsidiary of Affinity Group Holdings, Inc. ("AGH"), a privately-owned corporation. AGH is a wholly-owned subsidiary of AGI Holding Corporation ("Holding"), a privately-owned corporation. The following table sets forth, as of December 31, 1996 certain information with respect to the beneficial ownership of the Common Stock of Holding by each shareholder who is known to the Company to beneficially own more than 5% of the outstanding shares, each executive officer and the current sole director of Holding, and all executive officers and directors of the Company.



                                               Number of Shares     Percent of
Name of Address of Beneficial Owner           of Stock Owned (1)   Common Stock
-----------------------------------           ------------------   ------------
Stephen Adams                                      1,404.7 (2)        95.75%
   2575 Vista Del Mar Drive
   Ventura, CA   93001

Joe McAdams                                            3.0             0.20%

Mark Boggess                                           0.2             0.01%

All executive officers and directors as a group
     (10 persons)                                  1,407.9            95.96%
---------------

(1) Except as otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares in the table.

(2) Does not include 50 shares owned by members of the Adams' family who do not reside with him.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASE AGREEMENT

Effective June 1995, the Company entered into a lease agreement for its corporate facilities in Ventura, California with AGI Real Estate Holdings, Inc. The owners of AGI Real Estate Holdings, Inc. are minority shareholders of Holding, the Company's parent company, and are also related to Stephen Adams, the Company's Chairman. The lease extends for an initial term of 20 years. Upon execution of the lease, the Company paid $1,650,000 as initial rent and pays monthly base rent, commencing at $369,000 annually and increasing to $492,000, through year 10 of the lease. On the tenth anniversary of the lease, and extending through the term of the initial lease, either party may compel the other party to enter into a twenty year extension. The rental rate will be set based on the fair value of the leased premises at the time of the extension. The Company believes that such lease contains lease terms as favorable as lease terms that would be obtained from independent third parties.

Certain facilities used by the Company were leased until April, 1994 from partnerships in which Stephen Adams was a majority partner. Aggregate rental payments under the terms of the leases were approximately $101,000 and $305,000 during 1994, and 1993, respectively.

INVESTMENT IN SUBORDINATED NOTES

In December 1995, the Company purchased $3 million of subordinated notes of Adams Outdoor Advertising Limited Partnership ("AOALP") from Holding. Stephen Adams, the Company's Chairman, is the principal owner of Holding and AOALP. The investment and related accrued interest are included in note receivable from affiliate in the accompanying balance sheet. On March 12, 1996 the notes were paid in full. Included in income in the accompanying statement of operations for 1996 and 1995 is $54,000 and $113.000, respectively, of interest income related to these notes.

OTHER CERTAIN TRANSACTIONS

In 1992, Radio Group Corporation and Adams Radio of Charlotte, Inc., entities in which Stephen Adams was the Chairman and controlling shareholder, consented to the appointment of receivers to effect a transfer of control of the radio operations of such entities as part of a consensual restructuring of the debt of such entities. In 1993, Adams Outdoor of Atlanta, Inc. ("Adams Atlanta"), a corporation controlled by Stephen Adams, entered into a consensual foreclosure agreement with its lenders. Adams Atlanta was acquired in 1988 in a leveraged transaction, and ownership was transferred to its secured lender in July 1993. In addition, in July 1993, a party whose claim was being disputed filed an involuntary bankruptcy petition against Adams Atlanta. The petition was withdrawn and dismissed three days after the filing.

                                   PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1)   Consolidated financial statements are included in Item 8 hereto.

     (a) (2)   Consolidated financial statement schedules are included in Item 8 hereto.

     (a) (3)   Listing of Exhibits:

               The exhibits required to be a part of this report are listed in the Index to Exhibits which follows the signature page.

     (b)       Reports on Form 8-K:

               None

     (c)       Exhibits:

               Included in Item 14 (a) (3) above.

     (d)       Financial Statement Schedules

               Included in Item 14 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Denver, State of Colorado on March 28, 1997.

AFFINITY GROUP, INC.

            /S/
By_________________________
Joe B. McAdams
Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.



         /S/
____________________    Chief Executive Officer and Director     March 28, 1997
 Joe B. McAdams         (Principal Executive Officer)


        /S/
____________________    Senior Vice President and Chief          March 28, 1997
 Mark J. Boggess        Financial Officer
                        (Principal Financial and Accounting
                        Officer)


         *
 __________________     Director                                 March 28, 1997
  Stephen Adams


         *
 __________________     Director                                 March 28, 1997
  David Frith-Smith

         *
 __________________     Director                                 March 28, 1997
  Wayne Boysen


          /S/
*By:_______________                                              March 28, 1997
     (Mark J. Boggess
     Attorney-in-Fact)


Mark J. Boggess, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an "*" and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Affinity Group, Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

AFFINITY GROUP, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                                                                                 Regulation
                                                                                 S-K Exhibit
                                                                                 Table         Sequential
ITEM                                                                             REFERENCE     PAGE NO.
----                                                                             -----------   ----------
Certificate of Incorporation of Affinity Group, Inc. (1)                            3.1

Bylaws of Affinity Group, Inc. (1)                                                  3.2

Indenture dated as of October 29, 1993 by and between the Company
   and United States Trust Company of New York. (2)                                 4.1

First Supplemental Indenture dated as of May 17, 1994, by and between Company and United States Trust Company of
   New York.(6)                                                                     4.2

Second Supplemental Indenture dated as of October 11, 1994,
   by and between Company and United States Trust
   Company of New York.(6)                                                          4.3

Third Supplemental Indenture dated as of December 21, 1995
   by and between Company and United States Trust Company of New
   York.(9)                                                                         4.3a

Fourth Supplemental Indenture dated as of February 1, 1996
    by and between Company and United States Trust Company of New
    York.(9)                                                                        4.3b

Form of 11 1/2% Senior Subordinated Notes due 2003. (2)                             4.4

Credit Agreement dated October 11, 1994 among Affinity Group,
    Inc. and First Bank National Association, as Agent, and
    First National Association and GIRO Credit Bank, as
    Banks. (3)                                                                      4.5

First Amendment to Credit Agreement as of November 10, 1994,
    between Affinity Group, Inc. and First National Bank National
    Association, as Agent. (6)                                                      4.6

Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity
    Group, Inc. and its subsidiaries. (2)                                          10.1

Lease for office facilities in Camarillo, California. (2)                          10.2

Lease for office facilities in Denver, Colorado. (2)                               10.3

Lease Agreement for office facilities in Ventura,
    California (7)                                                                 10.3a

Investment in unrestricted subsidiary, assignment and
    assumption agreement and fourth amendment to office
    facility lease in Denver, Colorado. (4)                                         10.4

Employment Agreement dated August 1, 1993 between Stephen
    Adams and the Company, as amended. (2)                                          10.5

Phantom Stock Agreement dated January 2, 1992 between Joe
    McAdams and the Company. (2)                                                    10.6


                                                                                 Regulation
                                                                                 S-K Exhibit
                                                                                 Table         Sequential
ITEM                                                                             REFERENCE     PAGE NO.
----                                                                             -----------   ----------
Phantom Stock Agreement dated January 2, 1992 David Block and the
   Company. (2)                                                                     10.7

Phantom Stock Agreement dated January 2, 1992 between Michael
   Schneider and the Company. (2)                                                   10.8

Phantom Stock Agreement dated January 2, 1992 between Roger Ryman
   and the Company. (2)                                                             10.9

Phantom Stock Agreement dated January 2, 1992 between Mark J.
   Boggess and the Company. (2)                                                     10.10

Phantom Stock Agreement dated January 2, 1992 between K. Dillon
   Schickli and the Company. (2)                                                    10.11

Employment Agreement dated as of January 1, 1991 between Keith Urry
   and Golf Card International Corp. as amended. (2)                                10.12

Phantom Stock Agreement dated January 2, 1992 between Wayne
   Boysen and the Company, as amended. (2)                                          10.13

Second Phantom Stock Agreement dated April 2, 1994 between Wayne Boysen
   and the Company. (4)                                                             10.14

Executive split-dollar life insurance agreements (4)                                10.15

Indemnity Agreement dated October 29, 1994, by and between Affinity
   Group, Inc. and AGI Services, Inc.(6)                                            10.16

Agreement with Cross Country Motor Club, Inc. as amended. (2)                       10.17

Working Agreement and Service Agreement with National General
   Insurance dated October 23, 1987, as amended (2)                                 10.18

Amendment to National General Insurance Contract Dated January 13, 1994. (1)        10.19

Amendment to Service Agreement dated March 22, 1994 by and between
   Affinity Group, Inc. and National General Insurance Company. (5)                 10.20

401 (k) Savings and Investment Plan. (2)                                            10.21

Form of Indemnification Agreement for persons consenting to serve as
   directors upon completion of the offering and amendment thereto. (1)             10.22

Purchase Agreement for Affinity Thrift and Loan. (8)                                10.23

Phantom Stock Amendment dated October 10, 1995 between Joe McAdams and
   the Company.(9)                                                                  10.24

Phantom Stock Agreement dated December 19, 1995 between David
   Block and Affinity Road and Travel Club, Inc., a wholly owned
   subsidiary of the Company.(9)                                                    10.25

Agreement between Ganis Credit Corporation and the Company dated
   September, 1995.(9)                                                              10.26

Stock Purchase Agreement for Ehlert Publishing Group, Inc. (10)                     10.27

First Amendment dated January 7, 1997 to Ehlert Stock Purchase Agreement            10.28


                                                                                 Regulation
                                                                                 S-K Exhibit
                                                                                 Table         Sequential
ITEM                                                                             REFERENCE     PAGE NO.
----                                                                             -----------   ----------
Subsidiaries of the Registrant                                                      21

Power of Attorney                                                                   24

-------------------
(1)  Filed with the Company's Annual  Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference herein.

(2)  Filed with the Company's Registration Statement No. 33-67272 and incorporated by reference herein.

(3)  Filed with the Company's Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated by reference herein.

(4)  Filed with the Company's Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein.

(5)  Filed with the Company's Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated by reference herein.

(6)  Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference herein.

(7)  Filed with the Company's Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated by reference herein.

(8)  Filed with the Company's Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated by reference herein.

(9)  Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

(10) Filed with the Company's Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein.

     A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit. Such request should be sent to Affinity Group, Inc., 64 Inverness
     Drive East, Englewood, Colorado 80112, Attention: Chief Financial
     Officer
