Form 10-Q
period 1997-03-31
AFFINITY GROUP INC
filed 1997-05-15
CIK 910560

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

FOR QUARTER ENDED:                                COMMISSION FILE NUMBER
March 31, 1997                                          0-22852

      ------------------------------------------------------------------

                              AFFINITY GROUP, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                   13-3377709
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

64 Inverness Drive East                           (303) 792-7284
Englewood, CO  80112                              (Registrant's telephone
(Address of principal executive offices)          number, including area code)


      ------------------------------------------------------------------


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

                               YES  X   NO
                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       OUTSTANDING AS OF
CLASS                                                    MAY 14, 1997
-----                                                    ------------
Common Stock,    $.001 par value                            2,000


   DOCUMENTS INCORPORATED BY REFERENCE: DOCUMENTS REFERENCED ON EXHIBIT INDEX

                      AFFINITY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  Financial Information

       ITEM 1: FINANCIAL STATEMENTS

            Consolidated Balance Sheets                                       1
            As of March 31, 1997 and December 31, 1996

            Consolidated Statements of Operations                             2
            For the three months ended March 31, 1997 and 1996

            Consolidated Statements of Cash Flows                             3
            For the three months ended March 31, 1997 and 1996

            Notes to Consolidated Financial Statements                        4

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          7
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. Other Information                                                   12

SIGNATURES                                                                   13

                      AFFINITY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (In Thousands)
                                   (Unaudited)

                                                                             3/31/97            12/31/96
                                                                           ----------         ----------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                             $  11,712          $   4,278
      Investments                                                                 149                499
      Accounts receivable (net of allowance for doubtful accounts)             15,073             14,812
      Inventories                                                               1,657              2,473
      Prepaid expenses and other assets                                         6,581              6,052
      Deferred tax asset-current                                                2,342              2,228
                                                                           ----------         ----------
         Total current assets                                                  37,514             30,342

   PROPERTY AND EQUIPMENT                                                      10,860             10,550
   LOANS RECEIVABLE                                                            12,378             13,134
   INTANGIBLE ASSETS                                                          131,639            109,065
   DEFERRED TAX ASSET                                                          13,141             13,516
   RESTRICTED INVESTMENTS                                                       2,138              2,137
   OTHER ASSETS                                                                 6,342              4,411
   NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                              1,006                973
                                                                           ----------         ----------
                                                                            $ 215,018          $ 184,128
                                                                           ----------         ----------
                                                                           ----------         ----------
LIABILITIES AND STOCKHOLDER'S DEFICIT
   CURRENT LIABILITIES:                                                            -
      Accounts payable                                                      $   6,919          $   4,517
      Accrued interest                                                          6,366              2,966
      Accrued liabilities                                                      13,127             14,516
      Customer deposits                                                        17,740             14,979
      Current portion of long-term debt                                         5,291              5,344
      Net current liabilities of discontinued operations                        1,275              1,464
                                                                           ----------         ----------
         Total current liabilities                                             50,718             43,786
                                                                                    -
   DEFERRED REVENUES                                                           73,285             70,113
   LONG-TERM DEBT                                                             155,487            142,031
   OTHER LONG-TERM LIABILITIES                                                  7,827              7,632
   COMMITMENTS AND CONTINGENCIES                                                    -                  -
                                                                           ----------         ----------
                                                                              287,317            263,562

   STOCKHOLDER'S DEFICIT:
      Preferred stock, $.001 par value, 1,000 shares authorized,                    -                  -
         none issued or outstanding
      Common stock, $.001 par value, 2,000 shares authorized,                       1                  1
         2,000 shares issued and outstanding
      Additional paid-in capital                                               18,521             12,021
      Accumulated deficit                                                     (90,821)           (91,456)
                                                                           ----------         ----------
         Total stockholder's deficit                                          (72,299)           (79,434)
                                                                           ----------         ----------
                                                                            $ 215,018          $ 184,128
                                                                           ----------         ----------
                                                                           ----------         ----------
See notes to consolidated financial statements.

                                       1


                      AFFINITY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                 -----------------------------
                                                                    3/31/97          3/31/96
                                                                 -------------    ------------
REVENUES:
   Membership services                                            $    24,250       $  23,399
   Publications                                                         9,733           8,194
                                                                 -------------    ------------
                                                                       33,983          31,593

COSTS APPLICABLE TO REVENUES:
   Membership services                                                 14,545          13,589
   Publications                                                         7,705           7,548
                                                                 -------------    ------------
                                                                       22,250          21,137

GROSS PROFIT                                                           11,733          10,456

OPERATING EXPENSES:
   General and administrative                                           4,225           3,908
   Depreciation and amortization                                        2,093           2,057
                                                                 -------------    ------------
                                                                        6,318           5,965
                                                                 -------------    ------------

INCOME FROM OPERATIONS                                                  5,415           4,491

NON-OPERATING EXPENSE:
   Interest expense, net                                               (4,090)         (4,176)
   Other non-operating charges, net                                         8             ---
                                                                 -------------    ------------
                                                                       (4,082)         (4,176)
                                                                 -------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                                         1,333             315

INCOME TAX EXPENSE                                                       (698)           (139)
                                                                 -------------    ------------

INCOME FROM CONTINUING OPERATIONS                                         635             176
DISCONTINUED OPERATIONS:
   Loss from discontinued operations, net of applicable
     deferred income tax benefit of $51 in 1996                           ---             (84)
                                                                 -------------    ------------
NET INCOME                                                               $635             $92
                                                                 -------------    ------------
                                                                 -------------    ------------


See notes to consolidated financial statements.

                      AFFINITY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                 3/31/97        3/31/96
                                                                              -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                  $       635    $       92
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Deferred tax provision                                                           261            79
      Depreciation and amortization                                                  2,093         2,127
      Provision for losses on accounts receivable                                       36             9
      Deferred compensation                                                            300             -
      Loss on disposal of property and equipment                                         7             -
      Changes in operating assets and liabilities (net of
         purchased business):
         Accounts receivable                                                         1,241         4,459
         Inventories                                                                   816           663
         Prepaids and other assets                                                  (2,212)           23
         Accounts payable                                                            1,148        (2,904)
         Accrued and other liabilities                                               1,453        (1,376)
         Deferred revenues                                                           1,181         1,657
         Net assets and liabilities of discontinued operations                        (222)         (299)
                                                                              -------------  ------------
             Net cash provided by operating activities                               6,737         4,530
                                                                              -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (562)         (376)
   Net changes in intangible assets                                                   (211)         (309)
   Net changes in loans receivable                                                     756           545
   Sale of investments                                                                 350           169
   Purchase of Ehlert Publishing                                                   (20,800)            -
   Note receivable from affiliate                                                        -         3,113
                                                                              -------------  ------------
             Net cash provided by/ (used in) investing activities                  (20,467)        3,142
                                                                              -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in customer deposits                                                   2,761           617
   Borrowings on long-term debt                                                     23,950         8,050
   Principal payments of long-term debt                                            (10,547)      (16,423)
   Increase in paid in capital                                                       5,000             -
                                                                              -------------  ------------
             Net cash provided by/ (used in) financing activities                   21,164        (7,756)
                                                                              -------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 7,434           (84)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     4,278         3,833
                                                                              -------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    11,712    $    3,749
                                                                              -------------  ------------
                                                                              -------------  ------------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                                            690           893
   Income taxes                                                                         16             0


See notes to consolidated financial statements

                      AFFINITY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION


The financial statements included herein include the results of Affinity Group, Inc. and subsidiaries (the "Company") without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's 10-K report for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

The "Results of Operations" discussion below excludes the operations of the National Association for Female Executives ("NAFE") since it has been classified as a discontinued operation. See Note (3) below.


(2)  ACQUISITIONS AND NEW BORROWINGS

On March 6, 1997, the Company acquired the stock of Ehlert Publishing companies ("Ehlert") for $22.3 million, of which $20.8 million was paid in cash at closing. In addition, a $1.5 million note was issued by Affinity Group Holding, Inc. ("AGH"), the Company's parent corporation, to the seller, of which $1.0 million was repaid in April 1997. The purchase price of Ehlert was funded primarily through borrowings under the Company's senior credit facility and a $6.5 million capital contribution to the Company from AGH ($5.0 million of the capital contribution was in cash).

On April 2, 1997 the Company acquired the common stock of Camping World, Inc. ("Camping World") for $108.0 million in cash, including $19.0 million for non-competition and consulting agreements with certain Camping World executives. The purchase price of Camping World was funded through capital contributions to the Company from AGH (consisting of the net proceeds from the April 2, 1997 issuance of $130.0 million in 11% senior notes due 2007, net of expenses and repayment of approximately $7.5 million of AGH's debt) together with borrowings under the Company's new $75 million senior credit facility.

The new senior secured credit facility consists of a revolving line of credit of $45.0 million and a term loan of $30.0 million. The interest on borrowings under the new senior credit facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. Borrowings under the new senior credit facility were also used to pay-off outstanding balances under the previous senior secured note and the previous revolving line of credit.

(3) DISCONTINUED OPERATIONS

In October 1994, the Company acquired substantially all the assets and assumed certain liabilities of NAFE. The total consideration for the acquisition, including assumed liabilities and costs of acquisition, totaled $10.8 million.

During the fourth quarter of 1996, the Company adopted a plan to dispose of the assets related to NAFE. The Company intends to sell NAFE to an unidentified, unrelated third party during 1997. In connection with the plan, the Company recorded a loss of $5.9 million net of related income taxes of $1.1 million in the fourth quarter of 1996 based on the anticipated proceeds upon sale. The results of operations of NAFE have been classified as discontinued operations in the accompanying financial statements.

Information relating to the operations of NAFE for the three months ended March 31, 1997 and 1996 are as follows (in thousands):

                                                  3/31/97       3/31/96
                                                 ----------    ----------
     Revenues                                     $  1,088      $  1,380
     Costs applicable to revenues                    1,660         1,230
                                                 ----------    ----------
     Gross profit (loss)                              (572)          150
     Operating expenses                                251           285
                                                 ----------    ----------
     Loss from operations                             (823)         (135)
     Income tax benefit                                437            51
                                                 ----------    ----------
     Loss from discontinued operations                (386)          (84)
     Accrued for at December 31, 1996                  386             -
                                                 ----------    ----------
     Net loss                                     $      -      $    (84)
                                                 ----------    ----------
                                                 ----------    ----------

The assets and liabilities of NAFE included in the accompanying consolidated balance sheet as of March 31, 1997 and December 31, 1996 are as follows (in thousands):

                                                3/31/97       12/31/96
                                              ----------     ---------
     Current assets:
          Cash                                 $       -      $    261
          Accounts receivable                        349           539
          Inventories                                135           183
          Prepaid expenses                           285           884
                                              ----------     ---------
               Total current assets                  769         1,867

     Current liabilities:
          Accounts payable                           263         1,048
          Accrued liabilities                      1,781         2,283
                                              ----------     ---------
               Total current liabilities           2,044         3,331
                                              ----------     ---------
          Net current liabilities              $  (1,275)     $ (1,464)
                                              ----------     ---------
                                              ----------     ---------

     Long-term assets:
          Property and equipment               $      55      $     67
          Intangible assets                        3,000         3,000
          Other assets                                25            25
                                              ----------     ---------
               Total long-term assets              3,080         3,092

     Long-term liabilities:
          Deferred revenues                        2,074         2,119
                                              ----------     ---------
          Net long-term assets                 $   1,006      $    973
                                              ----------     ---------
                                              ----------     ---------

                      AFFINITY GROUP, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM:  2

The following table is derived form the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase/ (decrease) between periods:

                                                                THREE MONTHS ENDED
                                                       -------------------------------------
                                                         3/31/97      3/31/96      Inc/(Dec)
                                                       -----------  -----------  -----------
REVENUES:
   Membership services                                      71.4%        74.1%         3.6%
   Publications                                             28.6%        25.9%        18.8%
                                                       -----------  -----------  -----------
                                                           100.0%       100.0%         7.6%

COSTS APPLICABLE TO REVENUES:
   Membership services                                      42.8%        43.0%         7.0%
   Publications                                             22.7%        23.9%         2.1%
                                                       -----------  -----------  -----------
                                                            65.5%        66.9%         5.3%

                                                       -----------  -----------  -----------
GROSS PROFIT                                                34.5%        33.1%        12.2%

OPERATING EXPENSES:
   General and administrative                               12.4%        12.4%         8.1%
   Depreciation and amortization                             6.2%         6.5%         1.8%
                                                       -----------  -----------  -----------
                                                            18.6%        18.9%         5.9%
                                                       -----------  -----------  -----------

INCOME FROM OPERATIONS                                      15.9%        14.2%        20.6%

NON-OPERATING EXPENSE:
   Interest expense, net                                   (12.0%)      (13.2%)       (2.1%)
   Other non-operating charges, net                           ---          ---          ---
                                                       -----------  -----------  -----------
                                                           (12.0%)      (13.2%)       (2.3%)
                                                       -----------  -----------  -----------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                       3.9%         1.0%       323.2%

INCOME TAX EXPENSE                                          (2.0%)       (0.4%)      402.2%
                                                       -----------  -----------  -----------

INCOME FROM CONTINUING OPERATIONS                            1.9%         0.6%       260.8%
DISCONTINUED OPERATIONS:
   Loss from discontinued operations, net                     ---        (0.3%)     (100.0%)
    of applicable income taxes
                                                       -----------  -----------  -----------
NET INCOME                                                   1.9%         0.3%       590.2%
                                                       -----------  -----------  -----------
                                                       -----------  -----------  -----------


                              RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1997
COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996

REVENUES

Revenues of $34.0 million for the first quarter of 1997 increased by approximately $2.4 million or 7.6% from the comparable period in 1996. Excluding the Ehlert operations acquired March 6, 1997, revenues were $32.8 million for the first quarter of 1997 compared to $31.6 million for the comparable period in 1996, a 3.8% increase.

Membership services revenue of $24.3 million for the first quarter of 1997 increased by approximately $0.9 million from the comparable period in 1996 due to a $1.0 million revenue increase from the new extended vehicle warranty program, partially offset by a $0.4 million decrease in club membership revenue. The decrease in club membership revenue resulted from reduced membership enrollment in the Coast to Coast clubs and the Coast to Coast annual rally being held in the second quarter of 1997 compared to the first quarter of 1996. This decrease was only partially offset by revenue increases in the Good Sam Club.

Publication revenue of $9.7 million for the first quarter of 1997 increased by $1.5 million from the comparable period in 1996. This revenue increase was primarily due to $1.2 million in additional revenue from Ehlert acquired in March 1997, and from increased book sales.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $22.3 million for the first quarter of 1997, an increase of $1.1 million or 5.3% over the comparable period in 1996. Excluding the Ehlert operations acquired in March 1997, costs applicable to revenues increased only $0.2 million for the first quarter of 1997 versus the first quarter of 1996.

Membership services costs and expenses increased by approximately $1.0 million or 7.0% to $14.6 million in the first quarter of 1997 compared to $13.6 million in 1996. This increase was largely a result of expenses associated with the new extended vehicle warranty program, marketing expenses relating to a credit card member benefit program introduced in the fourth quarter of 1996 and increased emergency road service program expenses. These increases were only partially offset by reduced club membership costs.

Publication costs and expenses of $7.7 million for the first quarter of 1997 increased $0.2 million or 2.1% compared to the first quarter of 1996. Excluding the Ehlert operations acquired in March 1997, costs decreased by $0.7 million over the comparable period in 1996. This decrease is primarily due to lower CAMPGROUND DIRECTORY expenses, changing the annual issue of TOURING RIDER to the second quarter in 1997 compared to the first quarter for 1996, and reduced paper costs realized in the first quarter of 1997 as a result of paper contract re-negotiations.

OPERATING EXPENSES

General and administrative expenses of $4.2 million for the first quarter of 1997 were $0.3 million over the first quarter of 1996 due to additional Ehlert expenses of $0.2 million and $0.3 million in accrued phantom stock expenses in the first quarter of 1997 which were only partially offset by a net reduction in other general and administrative expenses compared to the first quarter of 1996. Depreciation and amortization expense of $2.1 million was approximately the same as the first quarter of 1996.

INCOME FROM OPERATIONS

Income from operations for the first quarter of 1997 increased by $0.9 million or 20.6% to $5.4 million compared to $4.5 million for the first quarter of 1996. This increase was primarily due to a $1.4 million increase in gross profit from publications which were only partially offset by a $0.4 million increase in operating expenses.

NON-OPERATING EXPENSES

Non-operating expenses were $4.1 million for the first quarter of 1997, compared to $4.2 million for the same period in 1996 due to slightly higher interest rates on lower average borrowings during the first quarter of 1997.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations before income taxes in the first quarter of 1997 was $1.3 million compared to $0.3 million for the first quarter of 1996. This increase is due to the increase in gross profit from publications which was only partially offset by the increase in operating expenses discussed above. As further described in Note 3 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of NAFE in the fourth quarter of 1996. NAFE operating losses in the first quarter of 1997 were included in the estimated loss on disposal accrued for in 1996.

INCOME TAXES

In the first quarter of 1997, the Company recognized a $0.7 million tax expense compared to $0.1 million tax expense in the first quarter of 1996.

NET INCOME

The net income in the first quarter of 1997 was $0.6 million compared to net income of $0.1 million for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's senior and subordinated debt totaled $158.6 million compared to $145.1 million at December 31, 1996. This $13.5 million increase was due to a $1.0 million decrease in the senior term loan and a $14.6 million increase in the senior revolving credit facility. Increased borrowings on the senior revolving credit facility consisted of borrowings of $15.9 million to fund payment of a portion of the purchase price for the acquisition of Ehlert, and were partially offset from cash flow provided from operating activities.

Cash, cash equivalents and investments totaled $11.9 million at March 31, 1997 and were primarily restricted for use by the Affinity Thrift and Loan ("ATL") and Affinity Insurance Group ("AINS") subsidiaries. The assets of ATL and AINS are subject to regulatory restrictions on dividends or other distributions to the Company and are unavailable to reduce the revolving credit facility. In addition, operations of ATL, although required to be consolidated with the Company, are recognized as an "unrestricted" or non-guarantying subsidiary as defined in the senior credit facility and the Indenture under which the Company's 11 1/2 % senior subordinated notes were issued.

On March 6, 1997, the Company acquired the stock of Ehlert for $22.3 million, of which $20.8 million was paid in cash at closing. In addition, a $1.5 million note was issued by AGH to the seller, of which $1.0 million was repaid in April 1997. The balance of the note is payable on March 6, 1999, together with interest at 5% per annum. In addition, John Ehlert, the founder and principal stockholder of Ehlert, entered into a non-competition agreement for $0.2 million. The purchase price of Ehlert was funded primarily through borrowings under the Company's senior credit facility and a $6.5 million capital contribution to the Company from AGH.

On April 2, 1997, the Company acquired the stock of Camping World for $108.0 million in cash, including $19.0 million for non-competition and consulting agreements with certain Camping World executives. In addition, AGH entered into management incentive agreements with certain Camping World executives pursuant to which up to an additional $15.0 million will be paid subject to Camping World achieving certain operating goals. Such contingent amounts will be payable in $1.0 million annual installments on the first four anniversaries of the closing and $11.0 million on the fifth anniversary of the closing. The purchase price of Camping World was funded through capital contributions to the Company from AGH (consisting of the net proceeds from the April 2, 1997 issuance of $130.0 million in 11% senior notes due 2007, net of expenses and repayments of approximately $7.5 million of AGH's debt) together with borrowings under the Company's new $75 million senior credit facility (discussed below).

On April 2, 1997, the Company replaced its existing senior credit facility with a new $75 million senior credit facility which provides a term loan of $30.0 million (reducing in quarterly principal installments of $1.5 million) and a $45 million revolving credit line. The interest on borrowings under the new senior credit facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London

Interbank Offered Rates (LIBOR), plus an applicable margin ranging from 0.75% to 2.75% over the stated rates. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The new senior credit facility is secured by a security interest in the assets of the Company and its subsidiaries and a pledge of the stock of the Company and its subsidiaries. At April 2, 1997, the outstanding balance under the prior senior credit facility of $38.6 million was repaid from the proceeds of the new $30 million term loan and from a portion of the capital contribution made by AGH to the Company. At April 2, 1997, no amounts were outstanding under the new $45 million revolving credit line.

The new senior credit facility allows for, among other things, the distribution of payments by the Company to AGH to service the semi-annual interest due on the AGH 11% $130 million senior notes and the annual amounts due under management incentive agreements. Such distributions are subject to the Company's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, capital expenditures and total indebtedness.

During the three months ended March 31, 1997, payments under the terms of several phantom stock agreements totaled $0.2 million. Additional phantom stock payments of $1.6 million are scheduled to be made over the next twelve months.

Capital expenditures in the three months ended March 31, 1997 totaled $0.6 million compared to capital expenditures of $0.4 million during the same period in 1996. Capital expenditures (including Camping World) are anticipated to be approximately $6.4 million for the remainder of 1997, primarily for continued enhancements to database, inbound and outbound tele-communications, computer systems, and to begin construction on two new Camping World retail supercenters. During the balance of 1997, the Company plans to invest up to $5.0 million in ATL and AINS to satisfy regulatory capital requirements relating to anticipated growth of these subsidiaries.

Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to satisfy the Company's operating cash needs, debt obligations and capital requirements of its existing operations during the next twelve months.

PART II:  OTHER INFORMATION


     Items 1-5:  Not Applicable


     Item 6:  Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

            Exhibit 4 Credit Agreement dated as of April 2, 1997 among Affinity Group, Inc., Fleet National Bank, as agent, and the banks named therein. (Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K Report dated April 2, 1997).

     (b)  Form 8-K Reports:

            On April 2, 1997, Affinity Group, Inc. acquired the common stock of Camping World, Inc. Details of the acquisition including Camping World financial statements and contract documents were filed with the Securities and Exchange Commission on April 17, 1997 under Form 8-K and are thereby incorporated by reference.

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AFFINITY GROUP, INC.



                                    /S/ MARK J. BOGGESS
                                   ----------------------------------
Date:  May 14, 1997                Mark J. Boggess
                                   Senior Vice President
                                   Chief Financial Officer