Form 10-Q
period 1997-06-30
AFFINITY GROUP INC
filed 1997-08-14
CIK 910560

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15 (d) of
                     The Securities Exchange Act of 1934

FOR QUARTER ENDED:                                    COMMISSION FILE NUMBER
 June 30, 1997                                                 0-22852
     _______________________________________________________________

                            AFFINITY GROUP, INC.
        (Exact name of registrant as specified in its charter)

DELAWARE                                               13-3377709
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

64 Inverness Drive East                             (303) 792-7284
Englewood, CO  80112                                (Registrant's telephone
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

                                    YES  X    NO
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                          OUTSTANDING AS OF
CLASS                                                        JULY 12, 1997
-----                                                        -------------
Common Stock,    $.001 par value                                2,000


                    DOCUMENTS INCORPORATED BY REFERENCE:
        Exhibits to the Company's Form 8-K Report dated April 2, 1997.

                     AFFINITY GROUP, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----
                                                                     PAGE
                                                                     ----
PART I.  Financial Information

         ITEM 1: FINANCIAL STATEMENTS

                 Consolidated Balance Sheets                           1
                 As of June 30, 1997 and December 31, 1996

                 Consolidated Statements of Operations                 2
                 For the three months ended June 30, 1997 and 1996

                 Consolidated Statements of Operations                 3
                 For the six months ended June 30, 1997 and 1996

                 Consolidated Statements of Cash Flows                 4
                 For the six months ended June 30, 1997 and 1996

                 Notes to Consolidated Financial Statements            5

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS         9

PART II.  Other Information                                           18

SIGNATURES                                                            19

                    AFFINITY GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1997 AND DECEMBER 31, 1996
                             (In Thousands)
                               (Unaudited)

                                                                        6/30/97        12/31/96
                                                                       ---------       --------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                        $  26,823       $  4,278
      Investments                                                          1,541            499
      Accounts receivable (net of allowance for doubtful accounts)        20,437         14,812
      Inventories                                                         34,502          2,473
      Prepaid expenses and other assets                                   10,969          6,052
      Deferred tax asset-current                                           2,342          2,228
                                                                       ---------       --------
         Total current assets                                             96,614         30,342

   PROPERTY AND EQUIPMENT                                                 49,714         10,550
   LOANS RECEIVABLE                                                       19,344         13,134
   INTANGIBLE ASSETS                                                     192,026        109,065
   DEFERRED TAX ASSET                                                      2,014         13,516
   RESTRICTED INVESTMENTS                                                  2,106          2,137
   OTHER ASSETS                                                            5,185          4,411
   NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                         1,278            973
                                                                       ---------       --------
                                                                      $  368,281     $  184,128
                                                                       ---------       --------
                                                                       ---------       --------
LIABILITIES AND STOCKHOLDER'S EARNINGS (DEFICIT)
   CURRENT LIABILITIES:
      Accounts payable                                                 $  27,004       $  4,517
      Accrued interest                                                     3,022          2,966
      Accrued liabilities                                                 19,501         14,516
      Customer deposits                                                   31,149         14,979
      Current portion of long-term debt                                    7,154          5,344
      Net current liabilities of discontinued operations                     374          1,464
                                                                       ---------       --------
         Total current liabilities                                        88,204         43,786

   DEFERRED REVENUES                                                      77,643         70,113
   LONG-TERM DEBT                                                        143,371        142,031
   OTHER LONG-TERM LIABILITIES                                             7,819          7,632
   COMMITMENTS AND CONTINGENCIES                                            -              -
                                                                       ---------       --------
                                                                         317,037        263,562
                                                                       ---------       --------
   STOCKHOLDER'S EARNINGS (DEFICIT):
      Preferred stock, $.001 par value, 1,000 shares authorized,            -              -
         none issued or outstanding
      Common stock, $.001 par value, 2,000 shares authorized,                  1              1
         2,000 shares issued and outstanding
      Additional paid-in capital                                         138,037         12,021
      Accumulated earnings (deficit)                                     (86,794)       (91,456)
                                                                       ---------       --------
         Total stockholder's earnings (deficit)                           51,244        (79,434)
                                                                       ---------       --------
                                                                      $  368,281     $  184,128
                                                                       ---------       --------
                                                                       ---------       --------


See notes to consolidated financial statements.

                     AFFINITY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In Thousands)
                                  (Unaudited)

                                                          THREE MONTHS ENDED
                                                        ----------------------
                                                        6/30/97        6/30/96
                                                        -------        -------
REVENUES:
   Membership services                                $  30,024      $  25,429
   Publications                                          10,618          7,777
   Merchandise                                           51,305            -
                                                      ---------      ---------
                                                         91,947         33,206

COSTS APPLICABLE TO REVENUES:
   Membership services                                   16,861         13,900
   Publications                                           7,447          5,784
   Merchandise                                           34,523            -
                                                      ---------      ---------
                                                         58,831         19,684

GROSS PROFIT                                             33,116         13,522

OPERATING EXPENSES:
   Selling, general and administrative                   17,801          4,641
   Depreciation and amortization                          3,600          2,085
                                                      ---------      ---------
                                                         21,401          6,726
                                                      ---------      ---------
INCOME FROM OPERATIONS                                   11,715          6,796

NON-OPERATING EXPENSE:
   Interest expense, net                                 (4,090)        (4,184)
   Other non-operating charges, net                          34             (1)
                                                      ---------      ---------
                                                         (4,056)        (4,185)
                                                      ---------      ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND EXTRAORDINARY ITEM                    7,659          2,611

INCOME TAX EXPENSE                                       (3,391)        (1,268)
                                                      ---------      ---------
INCOME FROM CONTINUING OPERATIONS                         4,268          1,343

DISCONTINUED OPERATIONS:
   Loss from discontinued operations, net of applicable
   deferred income tax benefit of $147 in 1996              -             (245)
                                                      ---------      ---------
INCOME BEFORE EXTRAORDINARY ITEM                          4,268          1,098
EXTRAORDINARY ITEM:
   Loss on early extinquishment of debt, less
   applicable income tax benefit of $145                   (241)           -
                                                      ---------      ---------
NET INCOME                                               $4,027         $1,098
                                                      ---------      ---------
                                                      ---------      ---------

See notes to consolidated financial statements.

                     AFFINITY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                  (Unaudited)

                                                            SIX MONTHS ENDED
                                                         ---------------------
                                                         6/30/97       6/30/96
                                                         -------       -------
REVENUES:
   Membership services                                 $  54,274     $  48,828
   Publications                                           20,351        15,971
   Merchandise                                            51,305           -
                                                       ---------     ---------
                                                         125,930        64,799
COSTS APPLICABLE TO REVENUES:
   Membership services                                    31,406        27,489
   Publications                                           15,152        13,332
   Merchandise                                            34,523           -
                                                       ---------     ---------
                                                          81,081        40,821

GROSS PROFIT                                              44,849        23,978

OPERATING EXPENSES:
   Selling, general and administrative                    22,026         8,549
   Depreciation and amortization                           5,693         4,142
                                                       ---------     ---------
                                                          27,719        12,691
                                                       ---------     ---------

INCOME FROM OPERATIONS                                    17,130        11,287

NON-OPERATING EXPENSE:
   Interest expense, net                                  (8,180)       (8,360)
   Other non-operating charges, net                           42            (1)
                                                       ---------     ---------
                                                          (8,138)       (8,361)
                                                       ---------     ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND EXTRAORDINARY ITEM                     8,992         2,926

INCOME TAX EXPENSE                                        (4,089)       (1,407)
                                                       ---------     ---------

INCOME FROM CONTINUING OPERATIONS                          4,903         1,519
DISCONTINUED OPERATIONS:
   Loss from discontinued operations, net of applicable
     deferred income tax benefit of $198 in 1996             -            (329)
                                                       ---------     ---------
INCOME BEFORE EXTRAORDINARY ITEM                           4,903         1,190
EXTRAORDINARY ITEM:
   Loss on early extinquishment of debt, less
     applicable income tax benefit of $145                  (241)          -
                                                       ---------     ---------
NET INCOME                                                $4,662        $1,190
                                                       ---------     ---------
                                                       ---------     ---------

See notes to consolidated financial statements.

                     AFFINITY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)


                                                                   SIX MONTHS ENDED
                                                                  -------------------
                                                                  6/30/97     6/30/96
                                                                  -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                      $4,662      $1,190
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Deferred tax provision (benefit)                              3,609       1,209
      Depreciation and amortization                                 5,693       4,214
      Provision for losses on accounts receivable                     252         504
      Deferred compensation                                           300          -
      Gain on disposal of property and equipment                        9           1
      Extraordinary item                                              386           -
      Changes in operating assets and liabilities
         (net of purchased business):
         Accounts receivable                                       (1,151)      2,734
         Inventories                                                 (698)      1,169
         Prepaids and other assets                                 (3,042)     (2,374)
         Accounts payable                                          (1,143)     (2,697)
         Accrued and other liabilities                             (4,594)     (3,048)
         Deferred revenues                                          5,539       3,473
         Restricted investments                                    (1,042)        (61)
         Net assets and liabilities of discontinued operations     (1,395)        (90)
                                                                 ---------   --------
            Net cash provided by operating activities               7,385       6,224
                                                                 ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (1,700)       (865)
   Net changes in intangible assets                                (3,491)       (380)
   Net changes in loans receivable                                 (6,210)        912
   Sale of investments                                                 31         538
   Purchase of Camping World                                      (97,418)         -
   Purchase of Ehlert Publishing Group                            (20,800)         -
   Proceeds from sale of property and equipment                        -            2
   Note receivable from affiliate                                      -        3,113
                                                                 ---------   --------
            Net cash provided by (used in) investing activities  (129,588)      3,320
                                                                 ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in customer deposits                                 16,170       1,121
   Borrowings on long-term debt                                    57,150      18,650
   Principal payments of long-term debt                           (54,588)    (27,387)
   Increase in paid in capital                                    126,016          -
                                                                 ---------   --------
            Net cash provided by (used in) financing activities   144,748      (7,616)
                                                                 ---------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               22,545       1,928

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    4,278       3,833
                                                                 ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 26,823      $5,761
                                                                 ---------   --------
                                                                 ---------   --------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                          8,232      8,609
   Income taxes                                                        279        343


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

(2)  ACQUISITIONS AND NEW BORROWINGS

On March 6, 1997, the Company acquired the stock of Ehlert Publishing companies ("Ehlert") for $22.3 million, of which $20.8 million was paid in cash at closing. In addition, a $1.5 million note was issued by Affinity Group Holding, Inc. ("AGHI"), the Company's parent corporation, to the seller, of which $1.0 million was repaid in April 1997. The purchase price of Ehlert was funded primarily through borrowings under the Company's senior credit facility and a $6.5 million capital contribution to the Company from AGHI ($5.0 million of the capital contribution was in cash).

Ehlert is a specialty publisher of sports and recreation magazines focusing on four niches: snowmobiling, personal watercraft, archery and all-terrain vehicles.

On April 2, 1997 the Company acquired the common stock of Camping World, Inc. ("Camping World") for $108.0 million in cash, including $19.0 million for non-competition and consulting agreements with certain Camping World executives. The purchase price of Camping World was funded through capital contributions to the Company from AGHI (consisting of the net proceeds from the April 2, 1997 issuance of $130.0 million in 11% senior notes due 2007, net of expenses and repayment of approximately $7.5 million of AGHI's debt) together with borrowings under the Company's new $75 million senior credit facility.

Camping World is a national specialty retailer of merchandise and services for RV owners.

The new senior secured credit facility consists of a revolving line of credit of $45.0 million and a term loan of $30.0 million. The interest on borrowings under the new senior credit facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. Borrowings under the new senior credit facility were used to pay-off outstanding balances under the previous senior secured term note and revolving line of credit.

(3) DISCONTINUED OPERATIONS

In October 1994, the Company acquired substantially all the assets and assumed certain liabilities of NAFE. The total consideration for the acquisition, including assumed liabilities and costs of acquisition, totaled $10.8 million.

The Company adopted a plan to dispose of the NAFE assets in the fourth quarter of 1996. In connection with the plan, the Company recorded a loss of $5.9 million net of related income taxes of $1.1 million in the fourth quarter of 1996 based on the anticipated proceeds upon sale. On July 31, 1997, the Company entered into a definitive agreement to sell the assets of NAFE for $200,000, plus assumption by the buyer of the deferred membership liability. In 1996, the results of operations of NAFE were classified as discontinued operations in the accompanying financial statements. As of June 30, 1997, the estimated loss on sale and reserve established in 1996 appear adequate.

Information relating to the operations of NAFE for the six months ended June 30, 1997 and 1996 are as follows (in thousands):

                                            6/30/97       6/30/96
                                          ----------     ----------
     Revenues                                $ 2,294        $ 3,086
     Costs applicable to revenues              3,119          3,074
                                            --------       --------
     Gross profit (loss)                        (825)            12
     Operating expenses                          442            539
                                            --------       --------
     Loss from operations                     (1,267)          (527)
     Income tax benefit                          335            198
                                            --------       --------
     Loss from discontinued operations          (932)          (329)
     Accrued for at December 31, 1996            932             -
                                            --------       --------
     Net loss                                $    -         $  (329)
                                            --------       --------
                                            --------       --------

The assets and liabilities of NAFE included in the accompanying consolidated balance sheet as of June 30, 1997 and December 31, 1996 are as follows (in thousands):

                                                    6/30/97       12/31/96
                                                   ---------     ----------
     Current assets:
          Cash                                       $   -          $   261
          Accounts receivable                            387            539
          Inventories                                     96            183
          Prepaid expenses                               155            884
                                                   ---------      ---------
               Total current assets                      638          1,867

     Current liabilities:
          Accounts payable                                32          1,048
          Accrued liabilities                            980          2,283
                                                   ---------      ---------
               Total current liabilities               1,012          3,331
                                                   ---------      ---------
          Net current liabilities                    $  (374)       $(1,464)
                                                   ---------      ---------
                                                   ---------      ---------
     Long-term assets:
          Property and equipment                     $    44        $    67
          Intangible assets                            3,000          3,000
          Other assets                                    25             25
                                                   ---------      ---------
               Total long-term assets                  3,069          3,092

     Long-term liabilities:
          Deferred revenues                            1,791          2,119
                                                   ---------      ---------
          Net long-term assets                       $ 1,278        $   973
                                                   ---------      ---------
                                                   ---------      ---------

(4) UNAUDITED PRO FORMA RESULTS OF OPERATIONS

The operating results of Ehlert and Camping World have been included in the Company's consolidated results of operations from the dates of acquisition. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of Ehlert and Camping World have been recorded at the estimated fair market value at the dates of the acquisitions.

The following unaudited pro forma results of operations for the quarters ended June 30, 1997 and 1996 assume the acquisitions occurred as of January 1, 1996 giving effect to certain adjustments including elimination of non-recurring income and expenses recorded by the previous owners and increased expenses that would have been applicable from the beginning of the year for depreciation and amortization, and interest expense. These pro forma results have been prepared solely for comparative purposes and are not necessarily indicative of the results of operations that actually would have occurred had the combinations been in effect at the beginning of the respective periods, nor are they indicative of future results of operations of the combined companies.

                                                      (In thousands)
                                                   6/30/97        6/30/96
                                                  ---------      ---------
     Revenues                                     $ 171,065      $ 148,502
     Income from continuing operations and
          before extraordinary items                  2,737          1,469
     Net income                                       2,496            942

                      AFFINITY GROUP, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM:  2

The following table is derived form the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase/(decrease) between periods:

                                                  THREE MONTHS ENDED
                                          ----------------------------------
                                          6/30/97       6/30/96    Inc/(Dec)
                                          -------       -------    ---------
REVENUES:
   Membership services                       32.7%         76.6%        18.1%
   Publications                              11.5%         23.4%        36.5%
   Merchandise                               55.8%           -         100.0%
                                          -------       -------      -------
                                            100.0%        100.0%       176.9%
COSTS APPLICABLE TO REVENUES:
   Membership services                       18.3%         41.9%        21.3%
   Publications                               8.1%         17.4%        28.8%
   Merchandise                               37.6%           -         100.0%
                                          -------       -------      -------
                                             64.0%         59.3%       198.9%

GROSS PROFIT                                 36.0%         40.7%       144.9%

OPERATING EXPENSES:
   Selling, general and administrative       19.4%         13.9%       283.6%
   Depreciation and amortization              3.9%          6.3%        72.7%
                                          -------       -------      -------
                                             23.3%         20.2%       218.2%
                                          -------       -------      -------
INCOME FROM OPERATIONS                       12.7%         20.5%        72.4%

NON-OPERATING EXPENSE:
   Interest expense, net                     (4.4%)       (12.6%)       (2.2%)
   Other non-operating charges, net            -            -              -
                                          -------       -------      -------
                                             (4.4%)       (11.8%)        4.1%
                                          -------       -------      -------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                         8.3%          7.9%       193.3%

INCOME TAX EXPENSE                           (3.7%)        (3.9%)      167.4%
                                          -------       -------      -------
INCOME FROM CONTINUING OPERATIONS             4.6%          4.0%       217.8%

DISCONTINUED OPERATIONS:
   Loss from discontinued operations, net
     of applicable tax benefit                 -           (1.3%)     (100.0%)
                                          -------       -------      -------
INCOME BEFORE EXTRAORDINARY ITEM              4.6%          3.3%       288.7%

   Extraordinary item, net of applicable
     income tax benefit                      (0.2%)           -        100.0%
                                          -------       -------      -------

NET INCOME                                    4.4%          3.3%       266.8%
                                          -------       -------      -------
                                          -------       -------      -------

                      AFFINITY GROUP, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM:  2

The following table is derived form the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase/(decrease) between periods:

                                                     SIX MONTHS ENDED
                                          --------------------------------------
                                           6/30/97       6/30/96      Inc/(Dec)
                                          -------        -------      --------
REVENUES:
   Membership services                       43.1%         75.4%         11.2%
   Publications                              16.2%         24.6%         27.4%
   Merchandise                               40.7%           -          100.0%
                                          -------       -------       -------
                                            100.0%        100.0%         94.3%
COSTS APPLICABLE TO REVENUES:
   Membership services                       24.9%         42.4%         14.2%
   Publications                              12.0%         20.6%         13.7%
   Merchandise                               27.5%           -          100.0%
                                          -------       -------       -------
                                             64.4%         63.0%         98.6%

GROSS PROFIT                                 35.6%         37.0%         87.0%

OPERATING EXPENSES:
   Selling, general and administrative       17.5%         13.2%        157.6%
   Depreciation and amortization              4.5%          6.4%         37.4%
                                          -------       -------       -------
                                             22.0%         19.6%        118.4%
                                          -------       -------       -------
INCOME FROM OPERATIONS                       13.6%         17.4%         51.8%

NON-OPERATING EXPENSE:
   Interest expense, net                     (6.5%)       (12.9%)        (2.2%)
   Other non-operating charges, net             -            -              -
                                          -------       -------       -------
                                             (6.5%)       (12.9%)        (2.7%)
                                          -------       -------       -------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                         7.1%          4.5%        207.3%

INCOME TAX EXPENSE                           (1.9%)        (2.4%)        57.6%
                                          -------       -------       -------

INCOME FROM CONTINUING OPERATIONS             3.9%          2.3%        222.8%

DISCONTINUED OPERATIONS:
   Loss from discontinued operations, net
     of applicable tax benefit                 -           (0.5%)      (100.0%)
                                          -------       -------       -------
INCOME BEFORE EXTRAORDINARY ITEM              3.9%          1.8%        312.0%

   Extraordinary item, net of applicable
     income tax benefit                      (0.2%)           -            -
                                          -------       -------       -------
NET INCOME                                    3.7%          1.8%        291.8%
                                          -------       -------       -------
                                          -------       -------       -------

                            RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997
COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

REVENUES

Revenues of $91.9 million for the second quarter of 1997 increased by approximately $58.7 million or 176.9% from the comparable period in 1996. Excluding the Ehlert operations acquired March 6, 1997 and the Camping World operations acquired April 2, 1997, revenues were $34.4 million for the second quarter of 1997 compared to $33.2 million for the comparable period in 1996, a 3.6% increase.

Membership services revenue of $30.0 million for the second quarter of 1997 increased by approximately $4.6 million from the comparable period in 1996. Excluding the Camping World operations, membership services revenue increased by approximately $1.2 million to $26.6 million. This increase was largely attributable to the $1.5 million increase in marketing fee revenue from the new extended vehicle warranty program, VIP insurance and credit cards, an increase of $0.2 million in events, tours and rallies revenue, and a $0.4 million increase in financial and insurance services revenue offset by declines in membership revenue in Coast to Coast and emergency road service.

Publication revenue of $10.6 million for the second quarter of 1997 increased by $2.8 million from the comparable period in 1996. Excluding the Ehlert acquisition revenue of $2.8 million, other publication revenue was relatively unchanged. Increases in advertising revenue in certain publications, such as the additional issue of ROADS TO ADVENTURE, the CAMPGROUND DIRECTORY, TRAILER LIFE and MOTORHOME, were offset by declines in specialty publications such as books, RV BUSINESS and RV SHOPPER.

Merchandise revenue was $51.3 million and was related entirely to the acquisition of Camping World in April 1997.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $58.8 million for the second quarter of 1997, an increase of $39.1 million or 198.9% over the comparable period in 1996. Excluding the Ehlert and Camping World operations, costs applicable to revenues increased $1.3 million for the second quarter of 1997 compared to the second quarter of 1996.

Membership services costs and expenses increased by approximately $3.0 million or 21.3% to $16.9 million in the second quarter of 1997 compared to $13.9 million in 1996. Excluding the Camping World acquisition, membership services costs increased $1.8 million to $15.7 million largely as a result of increased expenses of $0.7 million associated with events, tours and rallies, increased membership services expenses of $0.5 million associated with member acquisition, marketing expenses of $0.4 million relating to a new membership credit card, and increased expenses of $0.4 million associated with the financial and insurance services. A combination of other reduced promotional costs totaling $0.2 million across other membership services products account for the balance of the change.

Publication costs and expenses of $7.4 million for the second quarter of 1997 increased $1.7 million or 28.8% compared to the second quarter of 1996. Excluding the acquisitions, costs decreased by $0.5 million over the comparable period in 1996. This decrease is primarily due to reduced paper costs realized in the second quarter of 1997 as a result of a re-negotiated paper contract and reduced CAMPGROUND DIRECTORY expenses, partially offset by an additional ROADS TO ADVENTURE issue.

Merchandise costs applicable to revenues were $34.5 million and were related entirely to the acquisition of Camping World in April 1997.

OPERATING EXPENSES

Selling, general and administrative expenses of $17.8 million for the second quarter of 1997 were $13.2 million over the second quarter of 1996. Excluding the Camping World and Ehlert acquisitions, general and administrative expenses declined by $0.6 million compared to the prior year. Depreciation and amortization expense of $3.6 million was $1.5 million over the second quarter of 1996, of which $1.3 million was due to the Ehlert and Camping World acquisitions, and higher depreciation expense.

INCOME FROM OPERATIONS

Income from operations for the second quarter of 1997 increased by $4.9 million or 72.4% to $11.7 million compared to $6.8 million for the second quarter of 1996. Excluding income from operations of $4.6 million recognized from the acquired operations of Camping World and Ehlert, income from operations increased by $0.3 million. Improved gross profit from the publication segment of $0.5 million and $0.4 million in reduced operating expenses were partially offset by decreases in membership services gross profit of $0.6 million.

NON-OPERATING EXPENSES

Non-operating expenses were $4.1 million for the second quarter of 1997, compared to $4.2 million for the same period in 1996.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Income from continuing operations before income taxes and extraordinary item in the second quarter of 1997 was $7.7 million compared to $2.6 million for the second quarter of 1996. This increase was largely due to the increase in income from operations from the Ehlert and Camping World acquisitions combined with reduced operating expenses.

INCOME TAXES

In the second quarter of 1997, the Company recognized a $3.4 million tax expense compared to $1.3 million tax expense in the second quarter of 1996.

DISCONTINUED OPERATIONS

As further described in Note 3 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of NAFE in the fourth quarter of 1996. NAFE operating losses in the second quarter of 1997 were included in the estimated loss on disposal accrued in 1996. The 1996 results have been restated to recognize NAFE as a discontinued operation in the prior year for comparative purposes.

EXTRAORDINARY ITEM

The Company refinanced its senior term and revolving credit facilities April 2, 1997. As a result, the Company incurred a write-off of unamortized financing cost of $0.2 million, net of tax.

NET INCOME

The net income in the second quarter of 1997 was $4.0 million compared to net income of $1.1 million for the same period in 1996.

SIX MONTHS ENDED JUNE 30, 1997
COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

REVENUES

Revenues of $125.9 million for the six months ended June 30, 1997 increased by approximately $61.1 million or 94.3% from the comparable period in 1996. Excluding the Ehlert operations acquired March 6, 1997 and the Camping World operations acquired April 2, 1997, revenues were $67.2 million for the first six months of 1997 compared to $64.8 million for the comparable period in 1996, a 3.6% increase.

Membership services revenues of $54.3 million for the first six months of 1997 increased by approximately $5.4 million from the comparable period in 1996. Excluding the Camping World acquisition, membership services revenue of $50.8 million increased $2.0 million compared to 1996 partially due to a $1.8 million revenue increase from the new extended vehicle warranty program and a $0.6 million revenue increase from financial and insurance services which were partially offset by decreases in membership services revenue associated with reduced Coast to Coast club enrollment.

Publication revenue of $20.4 million for the first six months of 1997 increased by $4.4 million from the comparable period in 1996. This revenue increase was primarily due to $4.0 million in additional revenue from the Ehlert operations plus advertising revenue increases in various publications such as TRAILER LIFE and an additional ROADS TO ADVENTURE issue.

Merchandise revenue of $51.3 million related entirely to the acquisition of Camping World in April 1997.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $81.1 million for the first six months of 1997, an increase of $40.3 million or 98.6% over the comparable period in 1996. Excluding the Ehlert and Camping World operations, costs applicable to revenues increased $1.5 million for the first six months of 1997 compared to the first six months of 1996.

Membership services costs and expenses increased by approximately $3.9 million or 14.2% to $31.4 million for the first six months of 1997 compared to $27.5 million in 1996. Excluding the Camping World acquisition, membership service costs increased $2.7 million to $30.2 million. This increase was largely a result of marketing expenses of $0.8 million relating to the new credit card program introduced in the fourth quarter of 1996, increased expenses of $0.8 million associated with events, tours and rallies, increased emergency road service claims and marketing expenses of $0.5 million, and increased expenses of $0.7 million associated with financial and insurance services.

Publication costs and expenses of $15.2 million for the first six months of 1997 increased $1.8 million or 13.7% compared to the first six months of 1996. Excluding the Ehlert operations, costs decreased by $1.2 million over the comparable period in 1996. This decrease is primarily due to reduced paper costs realized in the first six months of 1997 as a result of a re-negotiated paper contract and decreased CAMPGROUND DIRECTORY expenses.

Merchandise costs applicable to revenues of $34.5 million related entirely to the acquisition of Camping World in April 1997.

OPERATING EXPENSES

General and administrative expenses of $22.0 million for the first six months of 1997 were $13.5 million over the first six months of 1996 . Excluding the general and administrative cost of Ehlert and Camping World of $18.9 million, general and administrative expenses decreased $0.5 million. The increased expense of $0.3 million in phantom stock expense was more than offset by decreases in salaries and wage benefits, travel and entertainment, professional fees and legal expenses. Depreciation and amortization expense of $5.7 million was $1.6 million over the first six months of 1996, of which $1.4 million was due to the Ehlert and Camping World acquisitions.

INCOME FROM OPERATIONS

Income from operations for the first six months of 1997 increased by $5.8 million or 51.8% to $17.1 million compared to $11.3 million for the first six months of 1996. The $5.8 million variance was due to $4.8 million operating income generated by the acquisitions in 1997, $1.5 million gross profit from publications, and a reduction of $0.2 million in operating expenses, partially offset by a $0.7 million decrease in gross profit from membership services.

NON-OPERATING EXPENSES

Non-operating expenses of $8.1 million for the first six months of 1997 decreased by $0.2 million from the same period in 1996 due to lower average borrowings at a slightly higher rate of interest.

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES AND EXTRAORDINARY ITEM

Income from continuing operations before income taxes in the second quarter of 1997 was $9.0 million compared to $2.9 million for the first six months of 1996. This increase is due to the increase in operating income from the Ehlert and Camping World acquisitions, and an increase in gross profit from publications. Decreases in operating expenses were offset by reduced gross profit from membership services.

INCOME TAXES

In the first six months of 1997, the Company recognized a $4.1 million tax expense compared to $1.4 million tax expense in the first six months of 1996.

DISCONTINUED OPERATIONS

As further described in Note 3 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of NAFE in the fourth quarter of 1996. NAFE operating losses in 1997 were included in the estimated loss on disposal accrued in 1996. The 1996 results have been restated to recognize NAFE as a discontinued operation in the prior year for comparative purposes.

EXTRAORDINARY ITEM

As discussed in Note 2 to the consolidated financial statements, the Company refinanced its senior term and revolving credit facilities April 2, 1997. As a result, the Company incurred a write-off of unamortized financing cost of $0.2 million, net of tax.

NET INCOME

The net income in the first six months of 1997 was $4.7 million compared to net income of $1.2 million for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997 the Company's senior and subordinated debt totaled $148.5 million compared to $158.6 million at March 31, 1997 and $145.1 million at December 31, 1996.

Cash, cash equivalents and investments totaled $28.3 million at June 30, 1997 compared to $11.9 million at March 31, 1997 and $4.8 million at December 31, 1996. Included in the June 30, 1997 cash, cash equivalents and investments is $17.0 million which is restricted for use by Affinity Thrift and Loan
(ATL) and Affinity Insurance Group (AINS) subsidiaries. The assets of ATL and AINS are subject to regulatory restrictions on dividends or other distributions to the Company and are unavailable to reduce Company debt. In addition, both ATL and AINS, although required to be consolidated with the Company, are recognized as "unrestricted" or non-guarantying subsidiaries as defined in the new senior credit facility, as discussed further below, and ATL only is "unrestricted" under the terms of the 11.5% senior subordinated notes of the Company.

Further, as indicated previously, both ATL and AINS are subject to regulatory guidelines which, among other things, stipulate the minimum capital requirements for each entity based on certain operating ratios. To maintain those ratios the company contributed $3.0 million of capital to ATL during the second quarter of 1997. It is anticipated that additional aggregate contributions of $3.0 million will be necessary in the remaining calendar year.

On March 6, 1997, the Company acquired the stock of Ehlert for $22.3 million, of which $20.8 million was paid in cash at closing. In addition, a $1.5 million note was issued by AGHI to the seller, of which $1.0 million was repaid in April 1997. The balance of the note is payable on March 6, 1999, together with interest at 5% per annum. In addition, John Ehlert, the founder and principal stockholder of Ehlert, entered into a non-competition agreement for $0.2 million. The purchase price of Ehlert was funded primarily through borrowings under the Company's senior credit facility and a $6.5 million capital contribution to the Company from AGHI.

On April 2, 1997, the Company acquired the stock of Camping World for $108.0 million in cash, including $19.0 million for non-competition and consulting agreements with certain Camping World executives. In addition, AGHI entered into management incentive agreements with certain Camping World executives pursuant to which up to an additional $15.0 million will be paid subject to Camping World achieving certain operating goals. Such contingent amounts will be payable in $1.0 million annual installments on the first four anniversaries of the closing and $11.0 million on the fifth anniversary of the closing. The purchase price of Camping World was funded through capital contributions to the Company from AGHI (consisting of the net proceeds from the April 2, 1997 issuance of $130.0 million in 11% senior notes due 2007, net of expenses and repayments of approximately $7.5 million of AGHI's debt) together with borrowings under the Company's new $75 million senior credit facility (discussed below).

The new $75 million senior credit facility provided a term loan of $30.0 million (reducing in quarterly principal installments of $1.5 million) and a $45 million revolving credit line. The interest on borrowings under the new senior credit facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates (LIBOR), plus an applicable margin ranging from 0.75% to 2.75% over the stated rates. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The new senior credit facility is secured by a security interest in the assets of the Company and its subsidiaries and a pledge of the stock of the Company and its subsidiaries. At June 30, 1997, no amounts were outstanding under the new $45 million revolving credit line.

The new senior credit facility allows for, among other things, the distribution of payments by the Company to AGHI to service the semi-annual interest due on the AGHI 11% $130 million senior notes and the annual amounts due under the Camping World management incentive agreements. Such distributions are subject to the Company's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness.

During the six months ended June 30, 1997, payments under the terms of several phantom stock agreements totaled $0.6 million. Additional phantom stock payments of $1.8 million are scheduled to be made over the next twelve months.

Capital expenditures in the six months ended June 30, 1997 totaled $2.2 million compared to capital expenditures of $0.8 million during the same period in 1996. Capital expenditures are anticipated to be approximately $4.2 million for the remainder of 1997, primarily for continued enhancements to membership marketing databases, inbound and outbound tele-communications, computer software and hardware, and to begin construction on two new Camping World retail supercenters.

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

PART II:  OTHER INFORMATION


     Items 1-5:  Not Applicable

     Item 6:  Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

          Exhibit 4 Credit Agreement dated as of April 2, 1997 among Affinity Group, Inc, Fleet National Bank, as agent, and the banks named therein. (Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K Report dated April 2, 1997.)

          Exhibit 10 Stock Purchase Agreement dated as of February 25, 1997, by and among the Shareholders of Camping World, Inc. and Affinity Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K Report dated April 2, 1997.)

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



                                   AFFINITY GROUP, INC.



                                   /s/  Mark J. Boggess
                                   -----------------------------
Date:  July 12, 1997               Mark J. Boggess
                                   Senior Vice President
                                   Chief Financial Officer