Form 10-Q/A
period 1997-06-30
AFFINITY GROUP INC
filed 1997-08-21
CIK 910560

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q/A
                               Amendment No. 1

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

Publication costs and expenses of $15.2 million for the first six months of 1997 increased $1.8 million or 13.7% compared to the first six months of 1996. Excluding the Ehlert operations, costs decreased by $1.2 million over the comparable period in 1996. This decrease was primarily due to reduced paper costs realized in the first six months of 1997 as a result of a re-negotiated paper contract and decreased CAMPGROUND DIRECTORY expenses.

Merchandise costs applicable to revenues of $34.5 million related entirely to the acquisition of Camping World in April 1997.

OPERATING EXPENSES

Selling, general and administrative expenses of $22.0 million for the first six months of 1997 were $13.5 million over the first six months of 1996 . Excluding the selling, general and administrative cost of Ehlert and Camping World of $18.9 million, general and administrative expenses decreased $0.5 million. The increased expense of $0.3 million in phantom stock expense was more than offset by decreases in salaries and wage benefits, travel and entertainment, professional fees and legal expenses. Depreciation and amortization expense of $5.7 million was $1.6 million over the first six months of 1996, of which $1.4 million was due to the Ehlert and Camping World acquisitions.

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

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Income from continuing operations before income taxes and extraordinary item in the second quarter of 1997 was $9.0 million compared to $2.9 million for the first six months of 1996. This increase was due to the increase in operating income from the Ehlert and Camping World acquisitions, and an increase in gross profit from publications. Decreases in operating expenses were offset by reduced gross profit from membership services.

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



                                   AFFINITY GROUP, INC.



                                   /s/  Mark J. Boggess
                                   -----------------------------
Date:  August 14, 1997             Mark J. Boggess
                                   Senior Vice President
                                   Chief Financial Officer