Form 10-Q
period 1997-09-30
AFFINITY GROUP INC
filed 1997-11-14
CIK 910560

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                    Quarterly Report Under Section 13 or 15 (d) of
                         The Securities Exchange Act of 1934


FOR QUARTER ENDED:                                      COMMISSION FILE NUMBER
September 30, 1997                                                     0-22852
         _______________________________________________________________

                                AFFINITY GROUP, INC.
                  (Exact name of registrant as specified in its charter)

DELAWARE                                                    13-3377709
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

64 Inverness Drive East                                  (303) 792-7284
Englewood, CO  80112                               (Registrant's telephone
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

                                  YES     X           NO
                                         ----            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                        OUTSTANDING AS OF
CLASS                                                   NOVEMBER 10, 1997
-----                                                   -----------------
Common Stock,  $.001 par value                            2,000

                         DOCUMENTS INCORPORATED BY REFERENCE:
                                         NONE

                         AFFINITY GROUP, INC. AND SUBSIDIARIES

                                        INDEX
                                        -----
                                                                         PAGE
                                                                         ----

PART I.  Financial Information

     ITEM 1:  FINANCIAL STATEMENTS

             Consolidated Balance Sheets                                   1
             As of September 30, 1997 and December 31, 1996

             Consolidated Statements of Operations                         2
             For the three months ended September 30, 1997 and 1996

             Consolidated Statements of Operations                         3
             For the nine months ended September 30, 1997 and 1996

             Consolidated Statements of Cash Flows                         4
             For the nine months ended September 30, 1997 and 1996

             Notes to Consolidated Financial Statements                    5

     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      9
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part II. Other Information                                                19

SIGNATURES                                                                20

                        AFFINITY GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                    (In Thousands)
                                     (Unaudited)


                                                                         9/30/97       12/31/96
                                                                       ----------    -----------
ASSETS
     CURRENT ASSETS:
          Cash and cash equivalents                                    $  37,494      $  4,278
          Investments                                                      1,745           499
          Accounts receivable (net of allowance for doubtful accounts)    21,197        14,812
          Inventories                                                     29,350         2,473
          Prepaid expenses and other assets                               13,313         6,052
          Deferred tax asset-current                                       1,430         2,228
          Net current assets of discontinued operations                      512             -
                                                                       ----------    -----------
               Total current assets                                      105,041        30,342

     PROPERTY AND EQUIPMENT                                               51,255        10,550
     LOANS RECEIVABLE                                                     32,278        13,134
     INTANGIBLE ASSETS                                                   191,848       109,065
     DEFERRED TAX ASSET                                                      316        13,516
     RESTRICTED INVESTMENTS                                                2,606         2,137
     OTHER ASSETS                                                          5,107         4,411
     NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                           -           973
                                                                       ----------    -----------
                                                                      $  388,451    $  184,128
                                                                       ----------    -----------
                                                                       ----------    -----------
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
     CURRENT LIABILITIES:
          Accounts payable                                             $  17,465      $  4,517
          Accrued interest                                                 6,471         2,966
          Accrued liabilities                                             24,016        14,516
          Customer deposits                                               49,378        14,979
          Current portion of long-term debt                                7,019         5,344
          Net current liabilities of discontinued operations                   -         1,464
                                                                       ----------    -----------
               Total current liabilities                                 104,349        43,786

     DEFERRED REVENUES                                                    81,229        70,113
     LONG-TERM DEBT                                                      141,858       142,031
     OTHER LONG-TERM LIABILITIES                                           6,548         7,632
     COMMITMENTS AND CONTINGENCIES                                             -             -
                                                                       ----------    -----------
                                                                         333,984       263,562
                                                                       ----------    -----------

     STOCKHOLDER'S EQUITY (DEFICIT):
          Preferred stock, $.001 par value, 1,000 shares authorized,           -             -
               none issued or outstanding
          Common stock, $.001 par value, 2,000 shares authorized,              1             1
               2,000 shares issued and outstanding
          Additional paid-in capital                                     138,037        12,021
          Accumulated deficit                                            (83,571)      (91,456)
                                                                       ----------    -----------
               Total stockholder's equity (deficit)                       54,467       (79,434)
                                                                       ----------    -----------
                                                                      $  388,451    $  184,128
                                                                       ----------    -----------
                                                                       ----------    -----------


See notes to consolidated financial statements.

                        AFFINITY GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In Thousands)
                                     (Unaudited)


                                                                           THREE MONTHS ENDED
                                                                        ------------------------
                                                                          9/30/97      9/30/96
                                                                        -----------   -----------

REVENUES:
     Membership services                                               $  31,035      $ 25,917
     Publications                                                         10,244         6,242
     Merchandise                                                          49,258            --
                                                                       ---------      --------
                                                                          90,537        32,159

COSTS APPLICABLE TO REVENUES:
     Membership services                                                  18,860        15,816
     Publications                                                          7,285         4,040
     Merchandise                                                          33,875            --
                                                                       ---------      --------
                                                                          60,020        19,856

GROSS PROFIT                                                              30,517        12,303

OPERATING EXPENSES:
     Selling, general and administrative                                  17,507         4,460
     Depreciation and amortization                                         3,376         2,092
                                                                       ---------      --------
                                                                          20,883         6,552
                                                                       ---------      --------
INCOME FROM OPERATIONS                                                     9,634         5,751

NON-OPERATING EXPENSE:
     Interest expense, net                                                (3,997)       (4,099)
     Other non-operating charges, net                                        189            --
                                                                       ---------      --------
                                                                          (3,808)       (4,099)
                                                                       ---------      --------

INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES AND DISCONTINUED OPERATIONS                              5,826         1,652

INCOME TAX EXPENSE                                                        (2,603)         (826)
                                                                       ---------      --------
INCOME FROM CONTINUING OPERATIONS                                          3,223           826

DISCONTINUED OPERATIONS:
     Loss from discontinued operations, net of applicable
       deferred income tax benefit of $90 in 1996                             --          (141)
                                                                       ---------      --------
NET INCOME                                                              $  3,223       $   685
                                                                       ---------      --------
                                                                       ---------      --------




See notes to consolidated financial statements.

                          AFFINITY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In Thousands)
                                     (Unaudited)



                                                            NINE MONTHS ENDED
                                                        ------------------------
                                                         9/30/97        9/30/96
                                                        ---------      ---------
REVENUES:
    Membership services                                 $  85,309      $  75,087
    Publications                                           30,595         21,871
    Merchandise                                           100,563            ---
                                                        ---------      ---------
                                                          216,467         96,958

COSTS APPLICABLE TO REVENUES:
    Membership services                                    50,266         43,650
    Publications                                           22,437         17,027
    Merchandise                                            68,398            ---
                                                        ---------      ---------
                                                          141,101         60,677

GROSS PROFIT                                               75,366         36,281

OPERATING EXPENSES:
    Selling, general and administrative                    39,533         13,009
    Depreciation and amortization                           9,069          6,234
                                                        ---------      ---------
                                                           48,602         19,243
                                                        ---------      ---------

INCOME FROM OPERATIONS                                     26,764         17,038

NON-OPERATING EXPENSE:
    Interest expense, net                                 (12,177)       (12,459)
    Other non-operating charges, net                          231             (1)
                                                        ---------      ---------
                                                          (11,946)       (12,460)
                                                        ---------      ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES AND EXTRAORDINARY ITEM                    14,818          4,578

INCOME TAX EXPENSE                                         (6,692)        (2,233)
                                                        ---------      ---------

INCOME FROM CONTINUING OPERATIONS                           8,126          2,345

DISCONTINUED OPERATIONS:
    Loss from discontinued operations, net of applicable
       deferred income tax benefit of $288 in 1996            ---           (470)
                                                        ---------      ---------
INCOME BEFORE EXTRAORDINARY ITEM                            8,126          1,875

EXTRAORDINARY ITEM:
    Loss on early extinquishment of debt, less
       applicable income tax benefit of $145                 (241)           ---
                                                        ---------      ---------
NET INCOME                                                 $7,885         $1,875
                                                        ---------      ---------
                                                        ---------      ---------


See notes to consolidated financial statements.

                        AFFINITY GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (Unaudited)


                                                                           NINE MONTHS ENDED
                                                                        ---------------------
                                                                         9/30/97      9/30/96
                                                                        --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                         $  7,885       $  1,875
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Deferred tax provision                                           6,219          1,945
          Depreciation and amortization                                    9,069          6,234
          Provision for losses on accounts receivable                        499            518
          Deferred compensation                                              800             --
          Gain on disposal of property and equipment                          --              1
          Extraordinary item                                                 386             --
          Changes in operating assets and liabilities (net of
               purchased business):
               Accounts receivable                                        (2,158)         1,017
               Inventories                                                 4,454          1,423
               Prepaids and other assets                                  (5,308)        (4,541)
               Accounts payable                                          (10,682)        (3,443)
               Accrued and other liabilities                               1,599           (885)
               Deferred revenues                                           9,125          5,948
               Restricted investments                                     (1,246)           (61)
               Net assets and liabilities of discontinued operations      (1,003)          (398)
                                                                       ---------        -------
                  Net cash provided by operating activities               19,639          9,633
                                                                       ---------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                 (3,060)        (1,305)
     Net changes in intangible assets                                     (6,890)          (697)
     Net changes in loans receivable                                     (19,144)         1,197
     Sale of investments                                                    (469)           783
     Purchase of Camping World                                           (97,418)            --
     Purchase of Ehlert Publishing Group                                 (20,800)            --
     Proceeds from sale of property and equipment                             29              2
     Note receivable from affiliate                                           --          3,113
                                                                       ---------        -------
                  Net cash (used in) provided by investing activities   (147,752)         3,093
                                                                       ---------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in customer deposits                                      34,399          1,559
     Borrowings on long-term debt                                         57,150         26,550
     Principal payments of long-term debt                                (56,236)       (39,004)
     Increase in paid in capital                                         126,016             --
                                                                       ---------        -------
                  Net cash provided by (used in) financing activities    161,329        (10,895)
                                                                       ---------        -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 33,216          1,831

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           4,278          3,833
                                                                       ---------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  37,494       $  5,664
                                                                       ---------        -------
                                                                       ---------        -------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                              8,942          9,343
     Income taxes                                                            523            472



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

Certain reclassifications of prior year amounts have been made to conform to the current presentation.

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

On April 2, 1997 the Company acquired the common stock of Camping World, Inc. ("Camping World") for $108.0 million in cash, including $19.0 million for non-competition and consulting agreements with certain Camping World executives. The purchase price of Camping World was funded through capital contributions to the Company from AGHI (consisting of the net proceeds from the April 2, 1997 issuance by AGHI of $130.0 million in 11% senior notes due 2007, net of expenses and repayment of approximately $7.5 million of AGHI's debt) together with borrowings under the Company's $75.0 million senior credit facility established April 2, 1997.

Camping World is a national specialty retailer of merchandise and services for RV owners.

The senior secured credit facility consists of a revolving line of credit of $45.0 million and a term loan of $30.0 million. The interest on borrowings under the senior credit facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. Borrowings under the senior credit facility were used to pay-off outstanding balances under the previous senior secured term note and revolving line of credit.

(3) DISCONTINUED OPERATIONS

In October 1994, the Company acquired substantially all the assets and assumed certain liabilities of NAFE. The total consideration for the acquisition, including assumed liabilities and costs of acquisition, totaled $10.8 million.

The Company adopted a plan to dispose of the NAFE assets in the fourth quarter of 1996. In connection with the plan, the Company recorded a loss of $5.9 million net of related income taxes of $1.1 million in the fourth quarter of 1996 based on the anticipated proceeds upon sale. On July 31, 1997, the Company entered into a definitive agreement to sell the assets of NAFE for $200,000, plus assumption by the buyer of the deferred membership liability. In 1996, the results of operations of NAFE were classified as discontinued operations in the accompanying financial statements. As of September 30, 1997, management believes the estimated loss on sale and balance of the reserve established in 1996 remains adequate.

Information relating to the operations of NAFE for the nine months ended September 30, 1997 and 1996 are as follows (in thousands):

                                            9/30/97           9/30/96
                                           --------           --------

      Revenues                              $ 3,036           $4,355
      Costs applicable to revenues            3,702            4,236
                                            -------          -------
      Gross profit (loss)                      (666)             119
      Operating expenses                        562              877
                                            -------          -------
      Loss from operations                   (1,228)            (758)
      Income tax benefit                        335              288
                                            -------          -------
      Loss from discontinued operations        (893)            (470)
      Accrued for at December 31, 1996          893                -
                                            -------          -------
      Net loss                              $     -           $ (470)
                                            -------          -------
                                            -------          -------

The assets and liabilities of NAFE included in the accompanying consolidated balance sheet as of September 30, 1997 and December 31, 1996 are as follows (in thousands):

                                                    9/30/97       12/31/96
                                                    --------      --------
          Current assets:
             Cash                                     $  52       $   261
             Accounts receivable                        475           539
             Inventories                                  -           183
             Prepaid expenses                            10           884
                                                     ------      --------
                Total current assets                    537         1,867
          Current liabilities:
             Accounts payable                            15         1,048
             Accrued liabilities                         10         2,283
                                                     ------      --------
                Total current liabilities                25         3,331
                                                     ------      --------
             Net current assets (liabilities)         $ 512       $(1,464)
                                                     ------      --------
                                                     ------      --------
          Long-term assets:
             Property and equipment                   $   -       $    67
             Intangible assets                            -         3,000
             Other assets                                 -            25
                                                     ------      --------
                Total long-term assets                    -         3,092
          Long-term liabilities:
             Deferred revenues                            -         2,119
                                                     ------      --------
             Net long-term assets                     $   -       $   973
                                                     ------      --------
                                                     ------      --------


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

The following unaudited pro forma results of operations for the quarters ended September 30, 1997 and 1996 assume the acquisitions occurred as of January 1, 1996 giving effect to certain adjustments including elimination of non-recurring income and expenses recorded by the previous owners and increased expenses that would have been applicable from the beginning of the year for depreciation and amortization, and interest expense. These pro forma results have been prepared solely for comparative purposes and are not necessarily indicative of the results of operations that actually would have occurred had the combinations been in effect at the beginning of the respective periods, nor are they indicative of future results of operations of the combined companies.

                                                  (IN THOUSANDS)
                                               9/30/97        9/30/96
                                             ----------     ---------
     Revenues                                $ 258,939      $ 246,377
     Income from continuing operations and
          before extraordinary items             8,064          7,583
     Net income                                  7,823          7,113

(5)  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company anticipates with the adoption of SFAS No. 131, it will expand its segment disclosures. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments.

                        AFFINITY GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

ITEM:  2

The following tables are derived from the Company's Consolidated Statements of Operations and express the results from operations as a percentage of revenues and reflect the net increase (decrease) between periods:



                                                                                  THREE MONTHS ENDED
                                                                          ------------------------------------
                                                                          9/30/97       9/30/96      Inc/(Dec)
                                                                         --------      ---------     ---------
REVENUES:
     Membership services                                                   34.3%          80.6%         19.7%
     Publications                                                          11.3%          19.4%         64.1%
     Merchandise                                                           54.4%            --            --
                                                                         --------       -------       --------
                                                                          100.0%         100.0%        181.5%
COSTS APPLICABLE TO REVENUES:
     Membership services                                                   20.9%          49.1%         19.2%
     Publications                                                           8.0%          12.6%         80.3%
     Merchandise                                                           37.4%            --            --
                                                                         --------       -------       --------
                                                                           66.3%          61.7%        202.3%

GROSS PROFIT                                                               33.7%          38.3%        148.0%

OPERATING EXPENSES:
     Selling, general and administrative                                   19.4%          13.9%        292.5%
     Depreciation and amortization                                          3.7%           6.5%         61.4%
                                                                         --------       -------       --------
                                                                           23.1%          20.4%        218.7%
                                                                         --------       -------       --------
INCOME FROM OPERATIONS                                                     10.6%          17.9%         67.5%

NON-OPERATING EXPENSE:
     Interest expense, net                                                 (4.4%)        (12.8%)        (2.5%)
     Other non-operating charges, net                                       0.2%            --            --
                                                                         --------       -------       --------
                                                                           (4.2%)        (12.8%)        (7.1%)
                                                                         --------       -------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES AND DISCONTINUED OPERATIONS                               6.4%           5.1%        252.7%

INCOME TAX EXPENSE                                                         (2.8%)         (2.6%)      (215.1%)
                                                                         --------       -------       --------
INCOME FROM CONTINUING OPERATIONS                                           3.6%           2.5%        290.2%

DISCONTINUED OPERATIONS:
     Loss from discontinued operations, net of
       applicable tax benefit                                                --          (0.4%)       (100.0%)
                                                                         --------       -------       --------
NET INCOME                                                                  3.6%          2.1%         370.5%
                                                                         --------       -------       --------
                                                                         --------       -------       --------


                        AFFINITY GROUP, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS







                                                                                  NINE MONTHS ENDED
                                                                          ------------------------------------
                                                                          9/30/97       9/30/96      Inc/(Dec)
                                                                         --------      ---------     ---------
REVENUES:
     Membership services                                                   39.4%          77.4%         13.6%
     Publications                                                          14.1%          22.6%         39.9%
     Merchandise                                                           46.5%            --            --
                                                                         -------        -------       -------
                                                                          100.0%         100.0%        123.3%
COSTS APPLICABLE TO REVENUES:
     Membership services                                                   23.1%          45.0%         15.2%
     Publications                                                          10.4%          17.6%         31.8%
     Merchandise                                                           31.7%            --           ---
                                                                         -------        -------       -------
                                                                           65.2%          62.6%        132.5%

GROSS PROFIT                                                               34.8%          37.4%        107.7%

OPERATING EXPENSES:
     Selling, general and administrative                                   18.2%          13.4%        203.9%
     Depreciation and amortization                                          4.2%           6.4%         45.5%
                                                                         -------        -------       -------
                                                                           22.4%          19.8%        152.6%
                                                                         -------        -------       -------
INCOME FROM OPERATIONS                                                     12.4%          17.6%         57.1%

NON-OPERATING EXPENSE:
     Interest expense, net                                                 (5.7%)        (12.9%)        (2.3%)
     Other non-operating charges, net                                       0.1%            --           --
                                                                         -------        -------       -------
                                                                           (5.6%)        (12.9%)        (4.1%)
                                                                         -------        -------       -------
INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES AND EXTRAORDINARY ITEM                                    6.8%           4.7%        223.7%

INCOME TAX EXPENSE                                                         (3.0%)         (2.3%)       199.7%
                                                                         -------        -------       -------

INCOME FROM CONTINUING OPERATIONS                                           3.8%           2.4%        246.5%

DISCONTINUED OPERATIONS:
     Loss from discontinued operations, net of                               --           (0.5%)      (100.0%)
       applicable tax benefit
                                                                         -------        -------       -------
INCOME BEFORE EXTRAORDINARY ITEM                                            3.8%           1.9%        333.4%

EXTRAORDINARY ITEM:
     Extraordinary item, net of applicable income                          (0.2%)           --         100.0%
       tax benefit
                                                                         -------        -------       -------
NET INCOME                                                                  3.6%           1.9%        320.5%
                                                                         -------        -------       -------
                                                                         -------        -------       -------

                                RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

Revenues of $90.5 million for the third quarter of 1997 increased by approximately $58.4 million or 181.5% from the comparable period in 1996. Excluding the Ehlert operations acquired March 6, 1997 and the Camping World operations acquired April 2, 1997, revenues were $34.6 million for the third quarter of 1997 compared to $32.2 million for the comparable period in 1996, a 7.7% increase.

Membership services revenues of $31.0 million for the third quarter of 1997 increased by approximately $5.1 million from the comparable period in 1996. Excluding the Camping World operations, membership services revenue increased by approximately $2.2 million to $28.1 million, an 8.5% increase. This revenue increase was largely attributable to a $0.6 million increase in ancillary product revenue consisting of an $0.8 million increase from the new extended vehicle warranty program, $0.3 million increase from the Rapid Response emergency road service contracts acquired August 4, 1997, and $0.3 million increase in marketing fees from sales of health and life insurance, offset by an $0.8 million revenue decrease in member events. An $0.8 million increase in financial and insurance services revenue and a membership services revenue increase of $0.8 million principally attributable to the Good Sam Club due to renewals of existing members from an increased member pool account for the balance of the increase.

Publication revenue of $10.2 million for the third quarter of 1997 increased by $4.0 million from the comparable period in 1996. Excluding the Ehlert acquisition revenue, publication revenue increased by approximately $0.3 million largely attributable to increased revenue from new books mailed and increases in advertising revenue in certain publications.

Merchandise revenue was $49.3 million and was related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at July 1, 1996, merchandise revenue for the quarter increased $1.0 million or 2.1%. This increase was principally attributable to a $0.6 million increase in retail showroom sales and a $0.4 million increase in mail order sales.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $60.0 million for the third quarter of 1997, an increase of $40.2 million or 202.3% over the comparable period in 1996. Excluding the Ehlert and Camping World operations, costs applicable to revenues increased $2.9 million for the third quarter of 1997 compared to the third quarter of 1996.

Membership services costs and expenses increased by approximately $3.0 million or 19.2% to $18.9 million in the third quarter of 1997 compared to $15.8 million in 1996. Excluding the Camping World acquisition, membership services costs increased $2.0 million to $17.9 million largely as a result of an $0.8 million increase in emergency road service claims costs, a $0.5 million increase related to a new membership credit card program, increased expenses of $1.0 million associated with the financial and insurance services and offset by $0.3 million in lower marketing and promotional costs for the various clubs and other ancillary products and services.

Publication costs and expenses of $7.3 million for the third quarter of 1997 increased $3.2 million or 80.3% compared to the third quarter of 1996. Excluding the Ehlert and Camping World acquisitions, costs increased by $0.9 million over the comparable period in 1996. This increase was primarily due to increased CAMPGROUND DIRECTORY expenses of $0.7 million and a $0.2 million increase in publication expenses due to an additional ROADS TO ADVENTURE issue.

Merchandise costs applicable to revenues were $33.9 million and were related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at July 1, 1996, merchandise costs for the quarter increased $0.9 million. In addition to the corresponding $0.7 million increase attributable to the increase in merchandise sales, the gross profit margin decreased by $0.2 million or 0.3%.

OPERATING EXPENSES

Selling, general and administrative expenses of $17.5 million for the third quarter of 1997 were $13.0 million over the third quarter of 1996. Excluding the Camping World and Ehlert acquisitions, general and administrative expenses declined by $0.2 million compared to the prior year primarily as a net result of an increase of $0.5 million for deferred executive compensation more than offset by decreases in other compensation-related expenses. Depreciation and amortization expenses of $3.4 million were $1.3 million over the third quarter of 1996. This variance is principally due to depreciation and amortization of assets attributable to the Ehlert and Camping World acquisitions.

INCOME FROM OPERATIONS

Income from operations for the third quarter of 1997 increased by $3.9 million or 67.5% to $9.6 million compared to $5.8 million for the third quarter of 1996. Excluding income from operations of $4.1 million recognized from the acquired operations of Camping World and Ehlert, income from operations decreased by $0.2 million. Improved gross profit from the membership services segment of $0.2 million and $0.2 million in reduced operating expenses were more than offset by decreases in publication gross profit of $0.6 million.

NON-OPERATING EXPENSES

Non-operating expenses were $3.8 million for the third quarter of 1997, compared to $4.1 million for the same period in 1996. This $0.3 million variance was primarily due to decreased net interest expense from lower average loan balances and the reduction of a prior period accrued loss for the future minimum rental charges on an abandoned leased facility. This reduction is attributable to a new sublease agreement on the facility which mitigates the Company's exposure to the future minimum rental charges.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED
OPERATIONS

Income from continuing operations before income taxes and discontinued operations in the third quarter of 1997 was $5.8 million compared to $1.7 million for the third quarter of 1996. This increase was largely due to the increase in income from operations from the Ehlert and Camping World acquisitions.

INCOME TAXES

In the third quarter of 1997, the Company recognized a $2.6 million tax expense compared to $0.8 million tax expense in the third quarter of 1996.

DISCONTINUED OPERATIONS

As further described in Note 3 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of NAFE in the fourth quarter of 1996. NAFE operating losses in the third quarter of 1997 were included in the estimated loss on disposal accrued in 1996. The 1996 results have been restated to recognize NAFE as a discontinued operation in the prior year for comparative purposes.

NET INCOME

The net income in the third quarter of 1997 was $3.2 million compared to net income of $0.7 million for the same period in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

Revenues of $216.5 million for the nine months ended September 30, 1997 increased by approximately $119.5 million or 123.3% from the comparable period in 1996. Excluding the Ehlert operations acquired March 6, 1997 and the Camping World operations acquired April 2, 1997, revenues were $101.8 million for the first nine months of 1997 compared to $97.0 million for the comparable period in 1996, a 5.0% increase.

Membership services revenues of $85.3 million for the first nine months of 1997 increased by approximately $10.2 million or 13.6% from the comparable period in 1996. Excluding the Camping World membership services operations, membership services revenue of $79.0 million increased $3.9 million compared to 1996 partially due to a $2.5 million revenue increase from the new extended vehicle warranty program, a $1.8 million revenue increase in the Good Sam Club due to renewals of existing members from an increased member pool, and a $1.4 million revenue increase from financial and insurance services. These increases were offset by a decrease in membership services revenue of $1.1 million associated with reduced Coast to Coast Club enrollment and a $0.7 million decrease in member event revenue and other marketing fee revenue.

Publication revenue of $30.6 million for the first nine months of 1997 increased by $8.7 million or 39.9% from the comparable period in 1996. This revenue increase was primarily due to $7.7 million in additional revenue from the Ehlert operations plus $0.4 million in new advertising revenue for TRAILER LIFE, a $0.3 million increase due to two additional ROADS TO ADVENTURE issues, and $0.4 million of additional revenue due to more book publications and increased promotion.

Merchandise revenue of $100.6 million related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at January 1, 1996, merchandise revenue for the first nine months of 1997 increased $5.8 million or 4.8%. This increase was principally attributable to a $4.0 million increase in retail showroom sales and a $1.8 million increase in mail order sales.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $141.1 million for the first nine months of 1997, an increase of $80.4 million or 132.5% over the comparable period in 1996. Excluding the Ehlert and Camping World operations, costs applicable to revenues increased $4.5 million for the first nine months of 1997 compared to the first nine months of 1996, a 7.3% increase.

Membership services costs and expenses increased by approximately $6.6 million or 15.2% to $50.3 million for the first nine months of 1997 compared to $43.7 million in 1996. Excluding the Camping World acquisition, membership services costs increased $4.4 million to $48.1 million. This increase was primarily the result of marketing expenses of $1.3 million relating to the new credit card program introduced in the fourth quarter of 1996, increased emergency road service claims and marketing expenses of $1.3 million, and increased expenses of $1.6 million associated with financial and insurance services.

Publication costs and expenses of $22.4 million for the first nine months of 1997 increased $5.4 million or 31.8% compared to the first nine months of 1996. Excluding the Ehlert operations, costs remained relatively unchanged compared to 1996. Paper cost decreases realized in the first nine months of 1997 as a result of a re-negotiated paper contract were offset by increases associated with additional issues of ROADS TO ADVENTURE and increased books marketing and fulfillment cost.

Merchandise costs applicable to revenues of $68.4 million related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at January 1, 1996, merchandise costs for the first nine months of 1997 increased $5.4 million or 6.1%. In addition to the corresponding $3.9 million increase attributable to the increase in merchandise sales, the gross profit margin decreased by $1.5 million or 1.1%.

OPERATING EXPENSES

Selling, general and administrative expenses of $39.5 million for the first nine months of 1997 were $26.5 million over the first nine months of 1996. Excluding Ehlert and Camping World operations, general and administrative expenses decreased $0.7 million. The increased expense of $0.8 million for deferred executive compensation was more than offset by decreases in other compensation and legal expenses. Depreciation and amortization expenses of $9.1 million were $2.8 million over the first nine months of 1996, of which $2.6 million was due to depreciation and amortization of assets attributable to the Ehlert and Camping World acquisitions.

INCOME FROM OPERATIONS

Income from operations for the first nine months of 1997 increased by $9.7 million or 57.1% to $26.8 million compared to $17.0 million for the first nine months of 1996. The $9.7 million variance was due to $8.9 million of operating income generated by the acquisitions in 1997, $0.9 million gross profit increase from publications, and a reduction of $0.4 million in operating expenses, partially offset by a $0.5 million decrease in gross profit from membership services.

NON-OPERATING EXPENSES

Non-operating expenses of $11.9 million for the first nine months of 1997 decreased $0.5 million from the same period in 1996. This decrease is primarily the result of lower average loan balances in 1997 and the reduction of a prior period accrued loss for the future minimum rental charges on an abandoned leased facility. This reduction is attributable to a new sublease agreement on the facility which mitigates the Company's exposure to the future minimum rental charges.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Income from continuing operations before income taxes and extraordinary item in 1997 was $14.8 million compared to $4.6 million for the first nine months of 1996. This increase was due to the increase in income from operations from the Ehlert and Camping World acquisitions, and an increase in gross profit from publications. Decreases in operating expenses were offset by the reduced gross profit from membership services.

INCOME TAXES

In the first nine months of 1997, the Company recognized a $6.7 million tax expense compared to $2.2 million tax expense in the first nine months of 1996.

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

NET INCOME

The net income in the first nine months of 1997 was $7.9 million compared to net income of $1.9 million for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 the Company's senior and subordinated debt totaled $147.0 million compared to $145.1 million at December 31, 1996.

Cash, cash equivalents and investments totaled $39.2 million at September 30, 1997 compared to $4.8 million at December 31, 1996. Included in the September 30, 1997 cash, cash equivalents and investments is $23.2 million which is restricted for use by Affinity Bank (AB) and Affinity Insurance Group (AINS) subsidiaries. The assets of AB and AINS are subject to regulatory restrictions on dividends or other distributions to the Company and are unavailable to reduce Company debt. In addition, both AB and AINS, although required to be consolidated with the Company, are recognized as "unrestricted" or non-guarantying subsidiaries as defined in the senior credit facility, as discussed further below, and AB only is "unrestricted" under the terms of the 11.5% senior subordinated notes of the Company.

Both AB and AINS are subject to regulatory guidelines which, among other things, stipulate the minimum capital requirements for each entity based on certain operating ratios. To maintain those ratios the Company contributed $1.0 million of capital to each AB and AINS during the third quarter of 1997.
 It is anticipated that additional capital contributions of $7.0 million will be made in the remaining calendar year.

On March 6, 1997, the Company acquired the stock of Ehlert for $22.3 million, of which $20.8 million was paid in cash at closing. In addition, a $1.5 million note was issued by Affinity

Group Holding, Inc. (AGHI), the Companys' parent, to the seller, of which $1.0 million was repaid in April 1997. The balance of the note is payable on March 6, 1999, together with interest at 5% per annum. In addition, John Ehlert, the founder and principal stockholder of Ehlert, entered into a non-competition agreement for $0.2 million. The purchase price of Ehlert was funded primarily through borrowings under the Company's senior credit facility and a $6.5 million capital contribution to the Company from AGHI ($5.0 million of the capital contribution was in cash).

On April 2, 1997, the Company acquired the stock of Camping World for $108.0 million in cash, including $19.0 million for non-competition and consulting agreements with certain Camping World executives. In addition, AGHI entered into management incentive agreements with certain Camping World executives pursuant to which up to an additional $15.0 million will be paid subject to Camping World achieving certain operating goals. Such contingent amounts will be payable in $1.0 million annual installments on the first four anniversaries of the closing and $11.0 million on the fifth anniversary of the closing. The purchase price of Camping World was funded through cash capital contributions of $119.5 million to the Company from AGHI (consisting of the net proceeds from the April 2, 1997 issuance by AGHI of $130.0 million in 11% senior notes due 2007, net of expenses and repayments of approximately $7.5 million of AGHI's debt) together with borrowings under the Company's new $75.0 million senior credit facility (discussed below).

The new $75.0 million senior credit facility provides a term loan of $30.0 million (reducing in quarterly principal installments of $1.5 million) and a $45.0 million revolving credit line. The interest on borrowings under the senior credit facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates (LIBOR), plus an applicable margin ranging from 0.75% to 2.75% over the stated rates. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The senior credit facility is secured by a security interest in the assets of the Company and its subsidiaries and a pledge of the stock of the Company and its subsidiaries. At September 30, 1997, no amounts were outstanding under the $45.0 million revolving credit line.

The new senior credit facility and indenture allow for, among other things, the distribution of payments by the Company to AGHI to service the semi-annual interest due on the AGHI 11% $130.0 million senior notes and the annual amounts due under the Camping World Management Incentive Agreements. Such distributions are subject to the Company's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness.

During the nine months ended September 30, 1997, payments under the terms of several phantom stock agreements totaled $0.6 million. Additional phantom stock payments of $1.6 million are scheduled to be made over the next twelve months.

Capital expenditures in the nine months ended September 30, 1997 totaled $3.1 million compared to capital expenditures of $1.3 million during the same period in 1996. Capital expenditures are anticipated to be approximately $1.5 million for the remainder of 1997, primarily for continued enhancements to membership marketing databases, inbound and outbound tele-communications, and computer software and hardware.

In the next two years, most large companies will face a potentially serious information systems (computer) problem because certain software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. The Company began the process of identifying the changes required to their computer programs and hardware during 1996. The necessary modifications to the Company's financial and operational information systems are expected to be completed by the first quarter of 1999. Preliminary estimates of the total costs to be incurred prior to the year 2000 range from $1.0 million to $1.5 million. Maintenance and modification costs will be expensed as incurred while the costs of new software will be capitalized and amortized over the software's useful life.

Management believes that funds generated by operations together with available borrowings under its revolving credit line will be sufficient to satisfy the Company's operating cash needs, debt obligations and capital requirements of its existing operations during the next twelve months.

This filing contains statements that are "forward looking statements," and includes, among other things, discussions of the Company's business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integration of acquired operations and the achievement of financial benefits and operational efficiencies in connections with acquisitions. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

PART II:  OTHER INFORMATION


       Items 1-6:  Not Applicable

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AFFINITY GROUP, INC.



                                        /s/  MARK J. BOGGESS
Date:  November 12, 1997                ---------------------------
                                        Mark J. Boggess
                                        Senior Vice President
                                        Chief Financial Officer