Form 10-K
period 1997-12-31
AFFINITY GROUP INC
filed 1998-03-31
CIK 910560

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10-K
          (Mark One)

            X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          -----           SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997    OR

          -----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to               .

                       Commission File Number     0-22852

                  -----------------------------------------------

                               AFFINITY GROUP, INC.
               (Exact name of registrant as specified in its charter)

               DELAWARE                                13-3377709
(State of incorporation or organization)   (I.R.S. Employer Identification No.)


     64 Inverness Drive East                            (303) 792-7284
     Englewood, CO  80112                      (Registrant's telephone number,
     (Address of principal executive offices)      including area code.)

                  -----------------------------------------------

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

                                             OUTSTANDING AS OF
              CLASS                           MARCH 26, 1998
              -----                          -----------------
    Preferred stock, $.001 par value             none
    Common stock, $.001 par value                2,000

     DOCUMENTS INCORPORATED BY REFERENCE: DOCUMENTS REFERENCED ON EXHIBIT INDEX

                                     PART I

ITEM 1: BUSINESS


GENERAL

Except where the context indicates otherwise, the term "Company", or "AGI" means Affinity Group, Inc. and its predecessors and subsidiaries but excludes the operations of the National Association for Female Executives ("NAFE") club, which is classified as a discontinued operation.

The Company is a member-based direct marketing organization primarily engaged in selling club memberships and publications to selected recreational affinity groups principally comprised of recreational vehicle owners, campers, outdoor recreationists and, to a lesser extent, golfers. The Company's club members form a receptive audience to which it sells products and services, merchandise and publications targeted to the recreational interests of such members. The Company's three principal lines of business are (i) club memberships and related products, services and club magazines, (ii) specialty retail merchandise distributed primarily through retail supercenters and mail order catalogs, and
(iii) subscription magazines and other publications including directories. The Company's affinity groups and publishing operations provide its club members with access to discounts for certain activities and competitively priced products and services addressing club members' specific needs. See Footnote 15 in the Notes to Consolidated Financial Statements for financial information about the Company's segments.

On March 6, 1997, AGI acquired the stock of Ehlert Publishing Group, Inc., ("EPG"), a specialty sports and recreation magazine publisher and on April 2, 1997, AGI acquired the stock of Camping World, Inc., ("CWI"), a specialty retailer offering merchandise and services through retail supercenters and mail order catalogs. These acquisitions significantly furthered the business strategy of AGI and enhanced its marketing prospects by providing the following benefits: (i) opportunities to cross sell club memberships between AGI's Good Sam Club and Camping World's President's Club through both Camping World's supercenters and catalog operations as well as AGI's direct mail operation; (ii) access to products and services, such as its emergency road service program and the recently introduced extended vehicle warranty program, and to Camping World's recreational vehicle merchandise which will be marketed to AGI's Good Sam Club members; (iii) opportunities to reduce membership products and services solicitation costs; and (iv) expansion of AGI's recreational publishing niche to provide additional opportunities for the development of new clubs, products and services.

At December 31, 1997, there were approximately 1.8 million dues paying members enrolled in the Company's clubs, a 28.1% increase from the 1.3 million at December 31, 1996. The paid circulation per issue of the Company's general circulation magazines is estimated at approximately 580,000 with an aggregate readership estimated at over 5 million at December 31, 1997. The Company believes its club members have favorable demographic characteristics and comparatively high renewal rates. Revenues of the Company were $304.7 million for the year ended December 31, 1997, compared to $140.0 million for the year ended December 31, 1996, representing a 117.7% increase. Excluding the Ehlert operations and Camping World operations acquired in 1997, revenues for 1997 were $149.9 million compared to $140.0 million in 1996, membership service revenue represented 72.6% of revenues in 1997 compared to 71.7% in 1996, and publications revenue represented 27.4% of total revenues in 1997 compared to 28.3% in 1996.

BUSINESS STRATEGY

The Company's business strategy is to increase (i) the enrollment of its clubs through internal growth and acquisitions, (ii) the sales of its products and services by marketing to club members through the most effective distribution channels and by developing and enhancing its product and service offerings, and (iii) the circulation of its publications by introducing new magazines and acquiring publications which are complementary to the Company's recreational market niche. The Company also seeks to realize operational efficiencies through the integration of acquired businesses such as occurred with the acquisitions of Camping World and Ehlert Publishing in 1997, Golf Card Club in 1990 and Woodall Publishing in 1994.

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

ACQUIRE AND DEVELOP OTHER AFFINITY GROUPS

The Company believes that the experience it has accumulated in managing its existing recreational affinity groups is applicable to the management of other recreational interest organizations. In 1990, the Company acquired the Golf Card club and has successfully grown membership by approximately 45% since its acquisition. As a result, the Company conducts ongoing evaluations for developing or acquiring affinity groups for which it can build membership enrollment and to which it can market products and services. The Company expects to concentrate its efforts over the near term on integrating the operations of the Camping World's President's Club with AGI's Good Sam Club.

INCREASE SALES OF PRODUCTS AND SERVICES

The Company seeks to increase the sale of its products and services due to their profitability and the favorable impact such programs have on club membership growth and retention. Management believes that a substantial opportunity exists to market its products and services through the national network of Camping World supercenters and mail order catalogs. A significant percentage of Good Sam Club members currently subscribe to one or more of its products and services, such as the emergency road service program and the recently introduced extended vehicle warranty program. Management believes it can successfully market such products and services to Camping World's President's Club members who have interests and demographic characteristics similar to those of Good Sam Club members and for whom there is limited penetration of such products and services. Management also believes that the Good Sam Club members who are not currently President's Club members represent a focused group of customers to which it can sell Camping World's RV accessory merchandise. The Company regularly studies the feasibility of introducing new products and services.

IMPROVE OPERATING PERFORMANCE

The Company seeks to achieve operating efficiencies by selectively acquiring and developing recreational affinity groups which enable the Company to increase membership enrollment and to realize cost savings. The Company also seeks to enhance its importance with third party providers of products and services by maintaining high membership enrollment levels in such programs, thereby increasing the fees it receives from such vendors. Where appropriate, the Company may consider directly providing certain products and services and thereby retain all of the financial benefits.

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


RV INDUSTRY

The use of recreational vehicles ("RVs") and the demand for club memberships and related products and services may be influenced by a number of factors including general economic conditions, the availability and price of propane and gasoline, and the total number of RVs. The Company believes that both the installed base of RVs and the type of RV owned (full service vehicles excluding van conversions) are the most important factors affecting the demand for its membership clubs, merchandise, products and services. Based on the most recent survey conducted by the Survey Research Center of the University of Michigan (the "Survey"), the number of households owning RVs increased from 8.2 million in 1993 to 8.6 million in 1997. The Survey also indicates that the percentage of households owning RVs during this period rose slightly from 9.6% to 9.8%.

According to the Survey, the average RV owner is 49 years old. RV ownership also increases with age reaching its highest percentage level among those 55 to 64 years old. According to the 1994 U. S. Census, households in this age group are projected to increase from 23.8 million to 28.9 million in 2005. RV ownership also is concentrated in the western United States, an area in which the population growth rate is expected to be greater than the national average through 2005. The Survey also indicates that RV ownership is associated with higher than average annual household income which among RV owners was approximately $47,000 per annum as compared to the national average of $31,000 per annum according to the 1994 U. S. Census.

The median age and annual household income of the Company's club members were 65 years and $49,000 in 1995 based on member survey data. The Company believes that the demographic profile of its typical club member, coupled with a demographic trend towards an aging population will have a favorable impact on RV ownership and the demand for club memberships and related products and services.


MEMBERSHIP CLUBS


The Company operates the Good Sam Club, Coast to Coast Club, and Camping World's President's Club for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts. The membership clubs form a receptive audience to which the Company markets its products and services. The following table sets forth the number of members at December 31, 1997, annual membership dues and average annual renewal rates during the period of 1993 to 1997 for each club:


                                    Number of Members at                          Average Renewal
     Membership Club                   December 31, 1997    Annual Fee (1)            Rate (2)
------------------------------------------------------------------------------------------------------

Good Sam Club                                    927,000       $12 - $25                71%

Coast to Coast Club                              241,600       $60 - $70                81%

President's Club                                 510,900       $15 - $20                64%

Golf Card Club                                   134,400       $75 - $95                64%


-----------------
(1) For a single member, subject to special discounts and promotions.

(2) Excludes members having life-time memberships.

In addition to regular memberships, the Company also sells multi-year memberships. Management believes that multi-year memberships provide several advantages, including the up-front receipt of dues in cash, reduced membership costs and a strengthened member commitment.

Beginning in 1992, the Company began selling life-time memberships for the Good Sam Club. As of December 31, 1997, the average price for a life-time membership was $274 with 82,942 members registered. Based on an actuarial analysis of the life-time members, the Company expects the average length of a life-time membership to be 18 years.


GOOD SAM CLUB

The Good Sam Club, founded in 1966, is a membership organization for owners of recreation vehicles. The Good Sam Club is the largest RV club in North America with over 927,000 member families and approximately 2,100 local chapters as of December 31, 1997. The average renewal rate for Good Sam Club members was approximately 71% during the period 1993 through 1997. The Company has focused on selling higher margin multi-year memberships which, among other advantages, reduces the cost of membership renewal. At December 31, 1997, the average length of time for participation in the Good Sam Club was approximately 7 years with most club members purchasing annual memberships.

Membership fees range from $12 to $25, subject to the term and type (new vs. renewal). The benefits of club memberships include: discounts for overnight stays at approximately 1,700 participating RV parks and campgrounds; discounts on the purchase of supplies and accessories for recreation vehicles at approximately 800 RV service centers; a free annual subscription to HIGHWAYS, the club's regular news magazine; discounts on other Company publications; access to group tours and travel services; trip routing and mail-forwarding; and access to products and services developed for club members. Based on typical usage patterns, the Company estimates that Good Sam Club members realize estimated annual savings from discounts of $156. The Good Sam Club establishes quality standards for RV parks and campgrounds participating in its discount program. Campgrounds and parks participating in the Good Sam program benefit from increased occupancy and sales of camping related products. The Company believes it has established considerable penetration of those for-profit RV parks and campgrounds which meet its quality standards for network affiliation.

The following table lists the number of club members and RV parks and campgrounds from 1993 through 1997 at which discounts for members were available at December 31st of the respective year:

                                                                    Year Ended December 31
                                                 --------------------------------------------------------------
                                                     1997        1996         1995        1994        1993
                                                 --------------------------------------------------------------
Number of Good Sam Members (1)                        927,000     911,400      900,500     930,200     928,600

Life-time members included above                       82,942      68,490       57,786      45,251      34,088

Number of RV campgrounds offering                       1,697       1,682        1,624       1,674       1,785
discounts to Good Sam members

---------------
(1)  A member consists of a household.


COAST TO COAST

The Coast to Coast Club operates the largest reciprocal use network of private RV resorts in North America. The Company offers a series of membership benefits depending upon pricing and program type under the Coast to Coast name. Members of Coast to Coast belong to a private RV resort owned and operated by parties unrelated to the Company. Club members may use most of the participating resorts in the Coast to Coast network subject to availability. At December 31, 1997, there were approximately 241,600 member families in the Coast to Coast club. Approximately 400 private RV resorts nationwide participated in the Coast to Coast reciprocal use programs, representing approximately 80% of such resorts in the US. These private resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins and condominiums. For an initial membership fee plus annual maintenance fees, both paid by the customer to the resort, the private resorts provide an RV site with water, sanitary and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities. The Company has established quality criteria for resorts to join and remain in the Coast to Coast networks.

For standard annual renewal dues from $60 for a single year membership to $255 for a multiple-year membership, Coast to Coast Club members receive the following benefits: discounts for overnight stays at participating resorts, hotels and campgrounds; an annual subscription to COAST TO COAST MAGAZINE; the COAST TO COAST DIRECTORY providing information on the participating resorts; discounts on other Company publications, access to discount travel services; trip routing; and access to products and services developed for club members. Coast to Coast Resort Club members also have the right to use, subject to availability, the lodging facilities at approximately 387 participating resorts at a discounted rate.

The Company believes that resorts participating in the Coast to Coast networks view access to reciprocating member resorts as an incentive for their customers to join their resort. Because a majority of members of Coast to Coast clubs own RVs, access to participating resorts throughout North America can be an important complement to local resort membership. During 1997, Coast to Coast members utilized over 1.5 million nightly stays under the reciprocal use program. Based on typical use patterns, the Company estimates that Coast to Coast members realize estimated annual savings from these discounts of over $200 from discounted overnight stay accommodations at participating resorts. The average annual renewal rate for members of the Coast to Coast clubs after the initial one year membership (which is generally paid by the member resort not the club member) was approximately 81% during the period 1993 through 1997.

The following table sets forth the number of members in Coast to Coast Club and of resorts participating in the reciprocal use program at December 31st of the respective year:


                                                                    Year Ended December 31
                                                 --------------------------------------------------------------
                                                     1997        1996         1995        1994        1993
                                                 --------------------------------------------------------------
Number of member families in Coast                    241,600     257,200      283,900     296,300     303,200
to Coast Club

Number of resorts                                         387         461          463         473         467

Coast to Coast Club members declined 6.1% from 1996 to 1997, and 20.3% from 1993 to 1997. The high cost of marketing and the lack of available financing at the resorts has resulted in a reduced number of new membership sales, thus precluding new developers from entering the industry and causing other developers to leave the industry. These factors directly impact the Coast to Coast membership enrollment.


PRESIDENT'S CLUB

Camping World's President's Club program, which was established in 1986, has grown to approximately 510,900 members. President's Club memberships may initially be obtained for one, two or three years at a cost of $20, $35 or $50, respectively. The average life (including renewals) of club membership is three years and approximately 94% of club members are enrolled for one year. President's Club members receive a 10% discount on the purchase of all of Camping World's merchandise and installation fees and receive special mailings, including newsletters and flyers offering selected products and services at special prices. Camping World recently upgraded its point-of-sale system, which management believes will increase sales, generate new club members and increase club renewal rates through improved customer data collection.

The following table lists the number of President's Club members and number of retail stores at year end for 1993 through 1997 for the respective year:

                                                                    Year Ended December 31
                                                 --------------------------------------------------------------
                                                     1997        1996         1995        1994        1993
                                                 --------------------------------------------------------------
Camping World's President's Club                      510,900     465,200      459,100     409,800     356,100
Members

Number of stores (1)                                       27          27           25          23          23

-----------------
  (1) Includes supercenters and one 1,800 square foot retail showroom located within the Bakersfield, California distribution center.


GOLF CARD CLUB

The Golf Card Club, founded in 1974, had approximately 134,400 members at December 31, 1997. The major attraction for membership is the financial savings which members receive when playing at one of over 3,500 participating golf courses located throughout the US and Canada. The annual membership fee varies with the length and type (single or double) of membership. Based on surveys conducted by the Company, members realize savings on green fees, ranging from $150 to $250 annually, which significantly exceed the cost of membership. Members of the Golf Card Club receive the following benefits: (i) up to 50% savings at courses charging Player's Fees (combined cart and green fees) or two complementary 18-hole rounds annually with the rental of a golf cart, (ii) discounts at over 300 "Stay and Play" resorts, over 2,100 hotels and over 7,700 restaurants nationwide, (iii) annual subscription to GOLF TRAVELER magazine published six times per year, (iv) free membership in National Car Rental's Emerald Club, and (v) access to products and services developed for club members. The Company believes that the participating golf courses providing playing privileges to club members represents the largest number of golf courses participating in a discount program in North America. None of the participating golf courses are owned or operated by the Company.

The standard annual membership fee is $95 for a single membership and $95 to $145 for a double membership. In 1992, multi-year memberships were initiated. A member can buy a 3 year or 5 year single or double membership. The single membership fee for 3 years is $239 and for 5 years is $379. The double membership fee for 3 years is $369 and for 5 years is $579.

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

The average renewal rate for Golf Card Club members at December 31, 1997 was approximately 64% during the period 1993 to 1997 with a renewal rate of 54% for 1997. The lower 1997 renewal rate can be attributed, in part, to the low conversion rate of those members who joined through the Partner Free Offer (2 for the price of 1). The following table lists the number of Golf Card members, participating golf courses and "Stay and Play" resorts at December 31st of each year in this period:


                                                                         Year Ended December 31
                                                      --------------------------------------------------------------
                                                          1997        1996        1995        1994         1993
                                                      --------------------------------------------------------------
Number of Members in the Golf Card                         134,400     136,200     132,300     118,500      110,000
Club (1)

Number of Participating Golf Courses                         3,513       3,100       2,980       2,707        2,408

Number of "Stay and Play" Golf Resorts                         305         310         350         373          389

-----------------
(1) A single membership counts as one member and a double membership as two members.


MEMBERSHIP PRODUCTS AND SERVICES

The Company's 1.8 million club members form a receptive audience to which it sells products and services targeted to the recreational interests of its club members. The Company promotes products and services which either address special needs arising in the activities of the club members or appeal generally to persons with the demographic characteristics of club members. The two most established products are the emergency road service and the vehicle insurance program, which were introduced in 1984 and in 1978, respectively. Most of the Company's products and services are provided by third parties who pay the Company a marketing fee, except for emergency road service (ERS) program where the Company pays a third party to administer the program.

EMERGENCY ROAD SERVICE  (ERS)

The Company developed the ERS program for Good Sam Club members to address the special towing requirements of RV owners in the event of mechanical breakdown and to enhance the availability of such services. The renewal rate for the Good Sam ERS program was 76.3% in 1997. The Company also markets the ERS program to members of the Coast to Coast clubs. At December 31, 1997, 206,708 and 9,759 members of the Good Sam Club and Coast to Coast clubs, respectively, participated in the ERS program, representing penetration rates for each club of 22.3% and 4.0%, respectively. AGI acquired two recreational vehicle road service competitors during 1997- Camping World's RoadCare and Rapid Response Emergency Road Service. These acquisitions allow improved penetration into the recreational vehicle road service market.

The ERS program is marketed nationally through direct mail and advertising in the Company's RV magazines and annual campground directories. Under the ERS program, a subscriber pays an annual fee ranging from $69.95 to $99.95 for which the member receives roadside repair and towing at no additional cost to the subscriber. The Company's emergency road service providers administer the programs, provide dispatching services for roadside service and satisfy applicable regulatory requirements pursuant to various contracts.


                                                                               Year Ended December 31
                                                       ------------------------------------------------------------------------
                                                            1997           1996           1995          1994          1993
                                                       ------------------------------------------------------------------------
ERS members in the Good Sam Club                              206,700       209,200        215,100       230,900       227,500
ERS members in the Coast to Coast Club                          9,800        10,000          9,700        11,500        13,100
Rapid Response                                                 59,000             -              -             -             -
Camping World RoadCare                                        33,700             -              -             -             -
                                                       ------------------------------------------------------------------------
Totals                                                        309,200       219,200        224,800       242,400       240,600
                                                       ===============  ============  ============= =============  ============

The number of Good Sam members participating in the ERS program decreased 9.1% from 1993 to 1997 and decreased by 1.2% from 1996 to 1997. The number of Coast to Coast Club members participating in the ERS program decreased 25.5% from 1993 to 1997 and increased 5.2% from 1996 to 1997. The Company believes that the decreases in enrollment are primarily due to a maturing of the membership file and increased competition. The Company estimates 50% of the participant decline in the Good Sam ERS program since 1994 are currently enrolled in the Rapid Response or RoadCare programs.


VEHICLE INSURANCE PROGRAMS

The Company initiated a Vehicle Insurance Program ("VIP")to facilitate the availability of cost-effective vehicle insurance suitable to the demographic characteristics and vehicle usage patterns of its club members. At December 31, 1997, the VIP program had 214,508 members which represented a 20.0% and 4.0% penetration, respectively, of the Good Sam Club and Coast to Coast clubs. During the period 1993 to 1997, the average annual renewal rate of members participating in the VIP program was approximately 90.0%.

The Company's marketing fee is based on the amount of premiums written, the number of policies in force and the profitability of the program. The insurance provider, National General Insurance Company ("NGIC"), a subsidiary of General Motors Corporation and rated A+ by A.M. Best's Rating Service, assumes all claim risks. In 1997, NGIC received premiums under the VIP programs totaling $212.5 million which generated marketing fees to the Company of $20.7 million. The number of vehicle insurance policies has increased 7.0% from 1993 to 1997 and decreased slightly in 1997 compared to 1996. The table below sets forth the number of member policies for the program and the dollar amount of premiums written by NGIC as of December 31 of each year indicated:

                                                                         Year Ended December 31
                                                      --------------------------------------------------------------
                                                          1997        1996        1995        1994         1993
                                                      --------------------------------------------------------------
VIP member policies                                        214,500     215,100     214,800     209,800      200,500

Premiums written by NGIC under the VIP                     $ 212.5     $ 208.7     $ 207.2     $ 200.1      $ 194.4
program (millions)

Management believes that increased participation in the VIP program is attributed to favorable premium rates, endorsement of the program by its clubs and marketing efforts.

In addition, the Company acquired the Motor Vehicle Program ("MVP") in conjunction with the acquisition of Camping World. This program, marketed to President's Club members, had 44,100 policies at December 31, 1997. These policies generated $1.9 million of marketing fee revenue from $37.0 million of premiums written.


OTHER PRODUCTS AND SERVICES

Other products and services marketed to club members include credit cards, vehicle financing, supplemental health and life insurance, financial services and extended vehicle warranties. Most of these services are provided to club members by third parties who pay the Company a marketing fee. The Company also sells subscriptions to its various publications, including TRAILER LIFE, MOTORHOME and annual campground directories.

The RV financing program is administered by Ganis Credit Corporation ("Ganis"). The number of Ganis RV loans to the Company's club members decreased by 8.7% from 1996 to 1997 primarily due to the low interest rates in 1996.

Affinity Bank ("AB"), previously Affinity Thrift and Loan, was acquired by the Company in October 1995 and Affinity Insurance Group, Inc. ("AINS") was acquired in June 1995. These businesses will facilitate the vertical integration of financial services provided to club members. Through AB and AINS, the Company offers its club members various depository products (such as thrift certificates and passbook accounts), and intends to offer loan products (such as home equity loans and credit card accounts) and property and casualty insurance in the states in which it is licensed. At December 31, 1997, AB had total assets and stockholders equity of $87.8 million and $12.7 million, respectively and AINS had total assets and stockholders equity of $4.7 million and $2.9 million, respectively.

In addition, the Company is evaluating other products and services that club members may find attractive. When introducing new products and services, the Company concentrates on products and services provided by third parties, which it can market without significant capital investment by the Company, and for which it receives a marketing fee from the service provider based on sales volume. The Company seeks to utilize the purchasing power of its club members to obtain products and services at attractive prices. During 1996, the Company introduced its extended vehicle warranty program, which had approximately 5,700 policies in force as of December 31, 1997. The Company earned marketing fees of approximately $3.5 million in 1997, which is based on approximately 50% of written premiums.


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

                                                             1997                         Number of Issues
      Publication                                          Circulation                   Published Each Year
------------------------------------------------------------------------------------ ----------------------------
GENERAL CIRCULATION MAGAZINES:
      Trailer Life                                               275,033   (1)                  12
      MotorHome                                                  140,280   (1)                  12
      Rider                                                      106,291   (1)                  12
      American Rider                                              57,702   (1)                   6

CONTROLLED CIRCULATION- BUSINESS (2):
      Campground Management                                       10,000                        12
      RV Business                                                 12,092                        12
      Archery Business                                            11,000                         7
      Watercraft Business                                          6,000   (3)                   6
      Snowmobile Business                                          6,000   (3)                   6

CONTROLLED CIRCULATION- CONSUMER:
      Snowmobile                                                 597,650   (4)                   4
      SnowGoer                                                    73,102   (1)                   6
      Snow Week                                                   25,607   (1)                  18
      PWC Magazine                                               304,466   (4)                   4
      Watercraft World                                            36,327   (1)                   9
      Roads to Adventure                                         245,000   (4)                   4
      Woodall's Regional News Tabloids                           205,000   (5)                  12
      Woodall Specials                                           395,000   (5)                   1
      ATV Magazine                                               192,243   (4)                   4
      Bowhunting World                                           123,677   (4)                   8
      3-D & Target Archery                                        19,041   (1)(6)                7

ANNUALS:
      Trailer Life Campground/RV Park &                          288,000   (1)                   1
           Services Directory
      Trailer Life's RV Buyers Guide                              52,345   (4)                   1
      Woodall Campground Directory                               412,612   (4)                   1
      Woodall Buyer's Guide                                       33,300   (1)                   1
      Woodall Plan-it Pack-it Go                                  26,396   (1)                   1

CLUB MAGAZINES:
      Highways                                                   932,992   (7)                  11
      Coast to Coast Magazine                                    250,952   (7)                   8
      Golf Traveler                                              116,000   (7) (8)               6
      RV View                                                    488,654   (7)                   5

---------------
(1)  Paid circulation.
(2)  Trade publication distributed to industry-specific groups.
(3)  Discontinued at end of 1997; replaced by Power Sports Business in 1998.
(4)  Includes sales and free distribution.
(5)  Distribution to RV outlets, including campgrounds and dealerships.
(6)  Discontinued at end of 1997.
(7) Circulation is limited to club members and the price is included in the annual membership fee.
(8) Only one magazine is issued when two members are from the same household.

GENERAL CIRCULATION MAGAZINES

TRAILER LIFE, initially published in 1941, is the leading consumer magazine for the RV industry with a paid circulation of approximately 275,000 in 1997. TRAILER LIFE features articles on subjects including product tests, travel and tourist attractions.

MOTORHOME is a monthly periodical for owners and prospective buyers of motor homes which has been published since 1968 with a paid circulation of approximately 140,000 in 1997. MOTORHOME features articles on subjects such as product tests, travel and tourist attractions.

RIDER is a monthly magazine for motorcycle touring enthusiasts and has been published since 1974. Each issue focuses on motorcycles, personalities, technical subjects, travel notes and other features of interest to this recreational affinity group.

AMERICAN RIDER, introduced in November 1993, is targeted to owners and operators of Harley-Davidson motorcycles.

ROADS TO ADVENTURE, introduced in 1996, is targeted to younger families pursuing camping and other outdoor recreation activities and is currently published quarterly.

SNOWMOBILE magazine delivers broad-based editorial and snowmobile-related information to its audience of active snowmobile enthusiasts. The publication includes reviews of new machines, clothing and accessories, and articles on responsible riding practices, snowmobiling vacation destinations and special events, and serves as the front-end medium for all snowmobile-related product promotions.

SNOWGOER is designed for the sport's highly active participants and provides detailed equipment and product critiques and maintenance tips.

SNOW WEEK is the central source of information for the competition and high-performance snowmobiling market segment. The publication provides timely, year-round stories on racing, performance enhancing products, technical assistance, new product introductions, and industry general information.

PWC MAGAZINE is the complete guide for the personal watercraft owner and provides reviews of personal watercraft, gear and accessories as well as information on maintenance procedures, safety tips and travel destinations. PWC Magazine was first published in January 1995.

WATERCRAFT WORLD is targeted to avid personal watercraft enthusiasts and provides detailed critiques of watercraft, in-depth gear and accessory evaluations, technical tips and racing information.

BOWHUNTING WORLD is the archery equipment authority which provides information on new equipment reviews and maintenance techniques, and features articles which discuss ethical hunting, hunting rights, and pertinent legislative issues.

3-D & TARGET ARCHERY is geared to recreational and competitive archery participants and provides tournament information, reviews, technical tips, and human interest features associated with this recreational activity. This magazine was discontinued in 1997.

ATV MAGAZINE'S first issue was published in October 1995. The publication is designed to reach large numbers of active ATV owners with comprehensive product information during the peak periods when equipment is purchased.

ANNUAL DIRECTORIES

TRAILER LIFE CAMPGROUND/ RV PARK & SERVICES DIRECTORY, initially published in 1972, is an annually updated directory which provides information on and ratings for 12,250 public and private campgrounds, 2,200 RV service centers, and over 1,000 tourist attractions in North America. In 1997, approximately 288,000 directories were distributed. The publication features Good Sam Parks that offer discounts on overnight camping fees for the Company's club members. This directory is sold by direct mail to Good Sam Club members, at RV dealerships and in bookstores.

WOODALL CAMPGROUND DIRECTORY, initially published in 1948, is an annual consumer directory offered in both national and regional editions. In 1997, approximately 413,000 directories were distributed. The Woodall directory is primarily distributed through book stores.


CLUB OR TRADE MAGAZINES AND BOOKS

Each of the Company's membership clubs has its own publication which provides information on club activities and events, feature stories and other articles. The Company publishes HIGHWAYS for the Good Sam Club, COAST TO COAST MAGAZINE for the Coast to Coast clubs, RV VIEW for Camping World's President's Club, and THE GOLF TRAVELER for the Golf Card Club. The Company also periodically publishes books targeted for its club membership which address the RV lifestyle.

The Company publishes the following trade magazines:

RV BUSINESS is the leading trade magazine for the RV industry.

CAMPGROUND MANAGEMENT is the leading trade magazine for the campground industry.

SNOWMOBILE BUSINESS presents a mix of news, opinion, trends, and sales tips designed to improve the financial performance of snowmobile dealers.

WATERCRAFT BUSINESS serves industry professionals and focuses on new products, sales techniques, recent developments and industry news.

ARCHERY BUSINESS is the leading trade publication for archery dealers and presents a mix of industry news and trends, product reviews and sales tips designed to improve financial performance of archery product dealers.

POWER SPORTS BUSINESS is an industry trade magazine which will be introduced in 1998 to replace SNOWMOBILE BUSINESS and WATERCRAFT BUSINESS due to the consolidation of these industries.


RETAIL

Camping World is a national specialty retailer of merchandise and services for RV owners. The 26 Camping World retail supercenters which are located in 17 states, accounted for approximately 65.2% for the year ended December 31, 1997 while approximately 21.2% were derived from catalog sales and approximately 13.6% were derived from fees or non-merchandise revenues.

The Company believes that Camping World's leading position in the RV accessory industry results from a high level of name recognition, an effective dual channel distribution strategy and a commitment to offer a broad selection of specialized RV products and services at competitive prices combined with technical assistance and on-site installation. Camping World's supercenters offer over 8,000 SKUs, approximately 80% of which are not regularly available in general merchandise stores. In addition, general merchandise stores do not provide installation or repair services for RV products, which are available at Camping World's supercenters. Products sold by Camping World include specialty-sized refrigerators, housewares and other appliances, bedding and furniture, generators and hydraulic leveling systems, awnings, folding boats, chairs, bicycles, and sanitation products. Camping World also markets emergency road service and vehicle insurance products similar to the products offered by AGI. Camping World supercenters are strategically located in areas where many RV owners live or in proximity to destinations frequented by RV users. Camping World's supercenters are designed to provide one-stop shopping by combining broad product selection, technical assistance and on-site installation services.

Camping World sources over 8,000 products from approximately 800 vendors. Camping World attends regional, national and international trade shows to determine the products it will offer. The purchasing activities of Camping World are focused on RV parts and accessories, electronics, housewares, hardware, automotive, crafts, clothing, home furnishings, gifts, camping and sporting goods. Camping World has developed an automated "plan-o-gram" system to provide merchandising plans to each supercenter and a minimum/maximum inventory system for its operations to improve fulfillment rates on key items. Camping World believes that the volume of merchandise it purchases and its ability to buy direct from manufacturers together with the utilization of its transportation fleet enables Camping World to obtain merchandise at costs which compare favorably to local RV dealers and retailers. Camping World does not enter into material long-term contracts or commitments with its vendors. Camping World's largest vendor, a supplier of awnings, refrigerators and air conditioners, accounted for approximately 11% to 12% of Camping World's total purchases during the last two fiscal years.


MAIL ORDER OPERATIONS

Camping World's mail order operations, located at its headquarters in Bowling Green, Kentucky, offer toll-free customer service seven days a week, 24 hours a day. Camping World has established a sales training program for its customer service personnel and also provides experienced technical advisors to answer specific questions by telephone. Orders are usually processed and shipped within 24 hours of receipt.

Camping World initiated its mail order operations in 1967. Camping World currently has a proprietary mailing list of approximately 2.0 million RV owners, all of whom have made a purchase or requested a catalog from Camping World within the prior 60 months. Camping World maintains a database of these names, which includes information such as order frequency, size of order, date of most recent order and type of merchandise purchased. Camping World analyzes its database to determine those customers most likely to order from Camping World's catalogs. As a result, Camping World is able to target catalog mailings more effectively than direct marketers of catalogs offering general merchandise. Camping World continually expands its proprietary mailing list through in-store subscriptions and requests for catalogs in response to advertisements in regional publications directed to RV owners. In addition, Camping World rents mailing lists of RV owners from third parties.

During 1997, Camping World distributed 10.9 million catalogs, of which 9.4 million were mailed in 14 separate mailings, and the remaining 1.5 million catalogs were distributed in supercenters, at campgrounds, by request and as package inserts. In 1997, Camping World processed approximately 484,000 catalog orders at an average net order size of $80, excluding postage and handling charges. The average net order size has increased 8.4% since 1993. Camping World distributes eight major high quality, full color catalogs each year: master, spring, fall, holiday, two sale editions and two prospecting catalogs. Camping World also distributes specialty catalogs directed to targeted customers in order to develop market niches.

MARKETING

Club memberships and related products and services are the result of direct marketing efforts by the Company. Direct response promotions include direct mail, target marketing inserts, advertisements, promotional events and telemarketing. Direct response marketing efforts account for approximately 70% of new enrollments with the remaining 30% derived from miscellaneous other sources. The Company uses a variety of commercially available mailing lists of RV owners in its direct mail efforts. The most useful lists are compiled from vehicle registrations provided by the motor vehicles departments in over 30 states, direct response lists from RV industry participants, and in-house lists.

The Publications segment solicits advertisements through its internal sales force and by paying commissions to advertising agencies and independent contractors who place advertisements. Many advertisers are repeat customers with whom the Company has long standing relationships.

The Merchandise segment solicits customers through mail order catalogs, direct mail retail flyers, advertisements in national and regional industry publications, vendor co-op advertising programs, promotional events, President's Club direct mailings and personal solicitations and referrals. Camping World's principal marketing strategy is to capitalize on its broad name recognition among RV owners.


OPERATIONS

MEMBER SERVICES AND PUBLICATIONS

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

RETAIL

Camping World's supercenters generally range in size from approximately 18,000 to 36,000 square feet. Approximately 40% of each supercenter is devoted to a retail sales floor, a customer service area, and a technical information counter; 40% is comprised of the installation facility which contains 4 to 16 drive-through installation bays; and 20% is allocated to office and warehouse space. Large parking areas provide sufficient space and facilitate maneuvering of RVs. By combining broad product selection, technical assistance and installation and repair services, Camping World's supercenters provide one-stop shopping for RV owners. Camping World maintains toll-free telephone numbers for customers to schedule installation and repair appointments. All supercenters are open seven days a week.

Camping World intends to continue the controlled, limited expansion of its supercenter store network. Camping World's expansion strategy is based on a comprehensive process which analyzes the sales trends and travel patterns of existing and potential customers as well as the sales patterns of RV vehicles. Camping World researches the travel routes used by RV owners and the location of camping areas in order to ensure the convenient location of its supercenters. Sales and shipment of new RVs together with analysis of demographic data derived from its customer database and mail order shipments and RV ownership lists from other sources are used to identify high concentrations of RV owners. Once an area has been identified, Camping World surveys its customers to select specific locations for a new supercenter. Camping World credits this detailed analytical approach with the fact that it has closed only one store since inception. Camping World plans to open two new supercenters in 1998.

The aggregate cost to construct and open an 18,000 square foot supercenter (the anticipated typical size of new supercenters) is estimated to be $2,750,000. It typically takes six months to complete construction of a store. Camping World has generally funded construction with internally generated funds and has subsequently entered into sale-leaseback transactions to obtain long-term financing.


INFORMATION SUPPORT SERVICES

The Company utilizes integrated computer systems to support its membership club and publishing operations. Comprehensive information on each member, including a profile of the purchasing activities of members, is available to customer service representatives when responding to member requests, and when sales representatives market the Company's products and services. The Company employs publishing software for publication makeup and content and for advertising to support its publications operations. An area wide network facilitates communication within and between the Company's offices. The Company also utilizes information technology, including list segmentation and merge and purge programs, to select prospects for direct mail solicitations and other direct marketing efforts.

Camping World's management information systems and electronic data processing systems consist of an extensive range of retail, mail order, financial and merchandising systems, including purchasing, inventory distribution and control, sales reporting, accounts payable and merchandise management. Camping World's management information system includes point-of-sale registers which are equipped with bar code readers in each supercenter. These registers are polled nightly by a central computer. With this point-of-sale information and the information from Camping World's on-line distribution centers, Camping World compiles comprehensive data, including detailed sales volume and inventory information by product, merchandise transfers and receipts, special orders, supply orders and returns of product purchases to vendors. In conjunction with its nightly polling, Camping World's central computer sends price changes to registers at the point of sale. The registers capture President's Club member numbers and associated sales and references to specific promotional campaigns. Management monitors the performance of each supercenter and mail order operation to evaluate inventory levels, determine markdowns and analyze gross profit margins by product. Camping World has installed a new computer system and plans to integrate all of its computerized functions over the next three years. Recently, Camping World upgraded its point-of-sale system to sell President's Club memberships and renewals at the check-out register and to capture names of prospective club members.

Camping World's catalog operations also utilize a computerized management system allowing on-line desktop access to information which previously required manual retrieval. Screen prompts which provide product, promotional, and revenue potential have allowed Camping World to maintain high service levels during seasonal sales peaks. The installation of an automatic call distribution switch with scheduling software has facilitated more effective management of customer inquiries and reduced set-up time for call processing.

The Company has recognized the need to ensure that its computer operations and operating systems will not be adversely affected by the upcoming calendar Year 2000 and is cognizant of the time sensitive nature of the problem. The Company has assessed how it may be impacted by the Year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues as they relate to its information systems. The plan, as it relates to information systems, involves a combination of software modification, upgrades and replacement. The Company estimates that the cost of Year 2000 compliance for its information systems will not have a material adverse effect on the future consolidated results of operations of the Company. The Company is not yet able to estimate the cost for Year 2000 compliance with respect to subcontracted production systems, products, customers and suppliers; however, based on a preliminary review, management does not expect that such costs will have a material adverse effect on the future consolidated results of operations of the Company.

REGULATION

The Company's operations are subject to varying degrees of federal, state and local regulation. Specifically, the Company's outbound telemarketing, direct mail, emergency road service program, insurance and banking activities are currently subject to regulation and may be subjected to increased scrutiny in the future. The Company does not believe that such federal, state and local regulations currently have a material impact on its operations. However, new regulatory efforts impacting the Company's operations may be proposed from time to time in the future at the federal, state and local level. There can be no assurance that such regulatory efforts will not have a material adverse effect on the Company's ability to operate its businesses or on its results of operations.


COMPETITION

In general, the Company's membership clubs, retail and catalog operations and publications compete with numerous organizations in the recreation industry for disposable income spent on leisure activities. By offering significant membership benefits at a reasonable cost and actively marketing to club members, the Company believes that it has been able to maintain a loyal following for its membership organizations as evidenced by such clubs' high renewal rates. The products and services marketed by the Company compete with similar products and services offered by other providers. However, management believes that it is able to use the large volume of purchases by its club members to secure attractive pricing for the products and services marketed by the Company.


EMPLOYEES

As of December 31, 1997, the Company had 1,243 full-time and 209 part-time or seasonal employees, including 10 executives, 806 employees in retail operations, 397 employees in administrative and club operations, 183 employees in publishing and advertising sales, 17 employees in resort services and 39 employees in marketing. No employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.


TRADEMARKS AND COPYRIGHTS

The Company owns a variety of registered trademarks and service marks for the names of its clubs, magazines and other publications. The Company also owns the copyrights to certain articles in its publications. The Company believes that its trademark and copyrights have significant value and are important to its marketing efforts.


ITEM 2:  PROPERTIES

In 1995, the Company moved its corporate headquarters, which includes marketing, accounting and editorial functions from Camarillo, California to a 74,100 square foot office in Ventura, California leased through July 2005 from an affiliate of the Company. The previously occupied 49,500 square feet of office space in Camarillo, California is under a lease expiring in 1998.

The table below sets forth certain information concerning the Company's properties. The leased properties generally provide for fixed monthly rentals with annual escalation clauses.



                                                                                   SQUARE     ACRES      OWNED/         LEASE
                                                                                    FEET                 LEASED       EXPIRATION
 CORPORATE HEADQUARTERS:                                                         ----------   -----   ------------    ----------
   Ventura, CA                                                                     74,100                Leased           2005

 OTHER OFFICE FACILITIES:

   Denver, Colorado (for its customer service, warehousing                         60,000                 Owned             -
       fulfillment, and information system functions).
   Bowling Green, Kentucky (for its retail administrative                          26,000                 Owned             -
       headquarters and mail order operations).
   Tallahassee, Florida                                                             3,000                Leased           1998
   Seattle, Washington                                                                672                Leased           1998
   Elkhart, Indiana                                                                 4,076                Leased           1998
   Lake Forest, Illinois                                                           20,000                Leased           2000
   Minnetonka, Minnesota                                                           12,186                Leased           1998
   Greenville, Michigan                                                             2,000                Leased           2000
   San Francisco, California (Affinity Bank)                                        2,485                Leased           2003

 DISTRIBUTION CENTERS:

    Bowling Green, Kentucky                                                       104,000     6.780      Leased           2010
    Bakersfield, California (includes a 1,800 square foot retail                   81,500     8.430       Owned             -
       showroom)

 CAMPING WORLD SUPERCENTER LOCATIONS:

   Mesa, AZ...............................................................         27,500     3.140      Leased           2010
   La Mirada, CA..........................................................         30,647     4.450       Owned             -
   San Marcos, CA.........................................................         25,522     2.212      Leased           2027
   Fairfield, CA..........................................................         43,434     3.780      Leased           2020
   Rocklin, CA............................................................         29,085     4.647      Leased           2037
   San Bernardino, CA.....................................................         18,126     1.665      Leased           2012
   San Martin, CA.........................................................         29,486     5.000      Leased           2023
   Valencia, CA...........................................................         58,800     9.310       Owned             -
   Denver, CO.............................................................         27,085     4.132      Leased           2037
   Ft. Myers, FL..........................................................         22,886     4.217      Leased           2012
   Kissimmee, FL..........................................................         56,850     6.043       Owned             -
   Tampa, FL..............................................................         40,334     3.711      Leased           2026
   Bolingbrook, IL........................................................         25,126     5.299      Leased           2036
   Bowling Green, KY......................................................         38,368     2.895       Owned             -
   Belleville, MI.........................................................         44,197     8.790       Owned             -
   Rogers, MN.............................................................         24,700     6.303      Leased           2025
   Bridgeport, NJ.........................................................         24,581     6.920      Leased           2031
   Las Vegas, NV..........................................................         25,850     4.400      Leased           2025
   Brunswick, OH..........................................................         23,233     4.087      Leased           2038

                                                                                  SQUARE      ACRES      OWNED/          LEASE
                                                                                   FEET                  LEASED        EXPIRATION
                                                                                  -------     -----   ------------     ----------
   Wilsonville, OR........................................................         32,850     4.653      Leased           2016
   Myrtle Beach, SC.......................................................         38,935     5.690       Owned             -
   Nashville, TN..........................................................         30,000     3.238       Owned             -
   Denton, TX.............................................................         22,984     6.887      Leased           2037
   Mission, TX............................................................         23,094     3.430      Leased           2015
   Salt Lake City, UT.....................................................         27,675     8.031      Leased           2026
   Fife, WA...............................................................         35,659     5.840      Leased           2032

In addition, the Company leases a research facility of approximately 8,000 square feet on 60 acres in Wisconsin and other miscellaneous office equipment.


ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation arising in the normal course of business operations. None of such current litigation is expected, individually or in the aggregate, to have a material adverse effect on the Company.

On January 28, 1998, Travel America, Inc., First Nationwide Resort Management, Inc., Revcon Motorcoach, Inc., Adventure Resorts of America, Inc., Thousand Adventures, Inc., and other related entities filed a complaint in the Superior Court of California in Orange County, California, against Camp Coast to Coast, Inc., Affinity Group, Inc., certain employees and former employees of Camp Coast to Coast, Inc. and Affinity Group, Inc. and certain membership campground resorts within the Coast to Coast system. The complaint relates to the termination by the plaintiffs of their affiliation contracts with Camp Coast to Coast, Inc.. The suit alleges causes of action for breach of contract, unfair competition, interference with contracts, interference with prospective economic advantage, misappropriation of trade secrets, fraud, defamation, accounting, conspiracy and injunctive relief. The suit seeks compensatory damages, injunctive relief, general and special damages, punitive damages and an accounting. The Company and all other defendants believe the complaint to be without merit and intend to vigorously defend the action and assert all available rights and seek all appropriate remedies. The Company and all other defendants believe that such litigation will not have a material adverse effect on the Company.

On February 7, 1997 Affinity Group Plans, Inc. (an entity not affiliated with
AGI) and National Alliance Insurance Company filed a complaint in the United Stated District Court for the Eastern District of Missouri against Camping World, Inc., a subsidiary of the Company, and two of the directors of the Company seeking damages in excess of $125 million (and punitive damages of a like amount) alleging breaches of contract, misrepresentations, misappropriation of information and breaches of fiduciary duty in connection with the Company's preliminary discussions with AGI to sell certain assets of the Company (excluding insurance marketing arrangements and related assets in which the plaintiffs have an interest). This complaint was withdrawn, without prejudice.


ITEM 4:  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Not Applicable

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data of the Company for each of the five years ended December 31 are derived from the audited consolidated financial statements of the Company. Certain reclassifications of prior year amounts have been made to conform to the current presentation. The selected financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.

                                                                                Years Ended December 31,
                                                                               -------------------------
                                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:                                  1997            1996           1995          1994          1993
                                                        --------------------------------------------------------------------------
REVENUES:
    Membership services                                      $  117,839      $ 100,434      $ 100,947      $ 92,702      $ 86,405
    Publications                                                 53,891         39,545         38,290        36,084        29,224
    Merchandise                                                 132,953            ---            ---           ---           ---
                                                        --------------------------------------------------------------------------
                                                                304,683        139,979        139,237       128,786       115,629

COSTS APPLICABLE TO REVENUES:
    Membership services                                          68,417         58,338         55,997        53,220        47,752
    Publications                                                 36,554         28,236         27,906        25,723        22,156
    Merchandise                                                  90,378            ---            ---           ---           ---
                                                        --------------------------------------------------------------------------
                                                                195,349         86,574         83,903        78,943        69,908

GROSS PROFIT                                                    109,334         53,405         55,334        49,843        45,721

OPERATING EXPENSES:
    Selling, general and administrative                          57,433         16,326         18,376        13,615        13,113
    Depreciation and amortization                                13,653          8,340          9,013        11,020        11,396
    Provision for litigation and management                         ---            ---            ---           ---         1,531
         restructure charges, net
                                                        --------------------------------------------------------------------------
                                                                 71,086         24,666         27,389        24,635        26,040
                                                        --------------------------------------------------------------------------

INCOME FROM OPERATIONS                                           38,248         28,739         27,945        25,208        19,681

NON-OPERATING ITEMS:
    Interest expense, net                                       (16,306)       (16,518)       (16,433)      (16,716)      (13,111)
    Interest expense - warrants                                     ---            ---            ---           ---        (6,990)
    Other non-operating income (expense), net                       218           (996)        (1,579)         (811)         (550)
                                                        --------------------------------------------------------------------------
                                                                (16,088)       (17,514)       (18,012)      (17,527)      (20,651)
                                                        --------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES AND EXTRA-
    ORDINARY ITEM                                                22,160         11,225          9,933         7,681          (970)

INCOME TAX (EXPENSE) BENEFIT                                    (10,820)        (6,144)        (5,047)       13,255         1,970
                                                        --------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                11,340          5,081          4,886        20,936         1,000
DISCONTINUED OPERATIONS:
    Income (loss) from discontinued operations, net
       of applicable deferred income taxes                           ---          (686)           430           265           ---
    Loss on disposal, net of applicable deferred
       income tax benefit                                          (294)        (5,866)           ---           ---           ---
                                                        --------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                          11,046         (1,471)         5,316        21,201         1,000

EXTRAORDINARY ITEM:
    Loss on early extinguishment of debt, less
         applicable current income tax benefit                     (239)           ---            ---        (1,277)       (6,650)
                                                        --------------------------------------------------------------------------
NET INCOME (LOSS)                                           $    10,807     $   (1,471)         5,316      $ 19,924     $  (5,650)
                                                        ==========================================================================

                                                             1997            1996           1995          1994          1993
                                                        --------------------------------------------------------------------------
                                                                                         (dollars in thousands)
Balance Sheet Data (at period end):
    Working capital (deficiency) (1)                       $   (21,547)     $ (13,444)    $   (4,265)    $  (4,122)    $  (3,105)
    Total assets                                                428,064        184,128        197,699       180,790       166,620
    Deferred revenues (2)                                        79,572         70,113         68,702        67,448        67,236
    Total debt                                                  153,861        147,375        164,496       157,270       160,643
    Total stockholder's equity (deficit)                         60,007       (79,434)       (77,963)      (74,279)      (89,072)

-----------------

(1) Includes customer deposits recorded as current liabilities by Affinity Bank at December 31, 1997, 1996 and 1995 of $74.5 million, $15.0 million and $11.0 million, respectively.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth the components of the statement of operations for the years ended December 31, 1997, 1996, and 1995 as a percentage of total revenues, and the comparison of those components from period to period. The following discussion is based on the Company's Consolidated Financial Statements included elsewhere herein. The Company's revenues are derived principally from membership services, including club membership dues and marketing fees paid to the Company for services provided by third parties, publications, including subscriptions and advertising, and merchandise sales. In the fourth quarter of 1996, the Company adopted a plan to dispose of the operations of the National Association for Female Executives ("NAFE") club which was acquired in 1994 and disposed of in August 1997. The "Management's Discussion and Analysis of Financial Condition and Results of Operations" discussion below excludes the operations of NAFE since it has been classified as a discontinued operation. During the three years ended December 31,1997, the Company completed five acquisitions: (i) Affinity Insurance Group, Inc. ("AINS"), an insurance company domiciled in the state of Colorado, in June 1995, (ii) Affinity Bank ("AB"), a thrift and loan company based in California, in October 1995, (iii) Ehlert Publishing companies ("Ehlert"), a specialty publisher of sports and recreation magazines, in March 1997, (iv) Camping World, Inc. ("Camping World"), a national specialty retailer of merchandise and services for RV owners in April 1997, and
(v) Rapid Response emergency road service contracts in August 1997.

AFFINITY GROUP, INC. AND SUBSIDIARIES

TABLE FOR PERCENTAGE COMPARISONS OF TOTAL REVENUES
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------

                                                                        PERCENTAGE OF                     PERCENTAGE INCREASE
                                                                        TOTAL REVENUES                        (DECREASE)
                                                                        --------------                        ----------

                                                                                                          Year 1997      Year 1996
                                                              1997         1996         1995              over 1996      over 1995
                                                          ---------------------------------------    ------------------------------
REVENUES:
     Membership services                                         38.7%        71.7%        72.5%              17.3%          (0.5%)
     Publications                                                17.7%        28.3%        27.5%              36.3%           3.3%
     Merchandise                                                 43.6%          ---          ---                ---            ---
                                                          ---------------------------------------    ------------------------------
                                                                100.0%       100.0%       100.0%             117.7%           0.5%

COSTS APPLICABLE TO REVENUES:
     Membership services                                         22.5%        41.6%        40.2%              17.3%           4.2%
     Publications                                                12.0%        20.2%        20.0%              29.5%           1.2%
     Merchandise                                                 29.6%          ---          ---                ---            ---
                                                          ---------------------------------------    ------------------------------
                                                                 64.1%        61.8%        60.2%             125.6%           3.2%

                                                          ---------------------------------------    ------------------------------
GROSS PROFIT                                                     35.9%        38.2%        39.8%             104.7%          (3.5%)

OPERATING EXPENSES:
     Selling, general and administrative                         18.9%        11.7%        13.2%             251.8%         (11.2%)
     Depreciation and amortization                                4.4%         6.0%         6.5%              63.7%          (7.5%)
                                                          ---------------------------------------    ------------------------------
                                                                 23.3%        17.7%        19.7%             188.2%         (9.9%)
                                                          ---------------------------------------    ------------------------------

INCOME FROM OPERATIONS                                           12.6%        20.5%        20.1%              33.1%           2.8%

NON-OPERATING ITEMS:
     Interest expense, net                                       (5.4%)      (11.8%)      (11.8%)             (1.3%)          0.5%
     Other non-operating income (expense), net                    0.1%        (0.7%)       (1.2%)               ---         (36.9%)
                                                          ---------------------------------------    ------------------------------
                                                                 (5.3%)      (12.5%)      (13.0%)             (8.1%)         (2.8%)
                                                          ---------------------------------------    ------------------------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES AND EXTRAORDINARY
     ITEM                                                         7.3%         8.0%         7.1%              97.4%          13.0%

INCOME TAX EXPENSE                                               (3.6%)       (4.4%)       (3.6%)             76.1%          21.7%
                                                          ---------------------------------------    ------------------------------

INCOME FROM CONTINUING OPERATIONS                                 3.7%         3.6%         3.5%             123.2%           4.0%
DISCONTINUED OPERATIONS:
     Income (loss) from discontinued operations, net
        of applicable deferred income taxes                        ---        (0.5%)        0.3%            (100.0%)       (259.5%)
     Loss on disposal, net of applicable deferred
        tax benefit                                              (0.1%)       (4.2%)         ---             (95.0%)           ---
                                                          ---------------------------------------    ------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                           3.6%        (1.1%)        3.8%            (850.9%)       (127.7%)

EXTRAORDINARY ITEM:
     Loss on early extinguishment of debt, less applic-
        able current income tax benefit                         (0.1%)          ---          ---                ---            ---
                                                          ---------------------------------------    ------------------------------

 NET INCOME (LOSS)                                               3.5%         (1.1%)        3.8%            (834.7%)       (127.7%)
                                                          =======================================    ==============================

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996


REVENUES

Revenues of $304.7 million for 1997 increased by approximately $164.7 million or 117.7% from the comparable period in 1996. Excluding the Ehlert operations acquired March 1997 and the Camping World operations acquired April 1997, revenues were $149.9 million for 1997 compared to $140.0 million for the comparable period in 1996, a 7.1% increase.

Membership services revenues for 1997 of $117.8 million increased by approximately $17.4 million or 17.3% compared to $100.4 million for 1996. Excluding the Camping World membership services operations, 1997 membership services revenue of $108.9 million increased $8.4 million compared to 1996. This increase is largely attributable to a $3.8 million increase in fee income generated from the sales of vehicle insurance policies, $2.7 million increase in revenues from the extended vehicle warranty programs, a $2.6 million increase in financial and insurance services revenue and a $1.3 million increase from the Rapid Response emergency road service programs. These increases were partially offset by (i) a net decrease in club membership revenue of $1.5 million, comprised primarily of a $2.2 million decrease associated with reduced Coast to Coast Club enrollment and a $0.8 million increase in Good Sam Club membership, and (ii) a $0.5 million decrease in member event revenue.

Publications revenues for 1997 of $53.9 million increased 36.3% from $39.5 million for 1996. This $14.3 million revenue increase was primarily due to $12.8 million in additional revenue from the acquisition of Ehlert Publishing. The remaining increase is due to (i) $0.5 million as a result of additional issues of Woodalls Specials and ROADS TO ADVENTURE, (ii) $0.5 million in additional TRAILER LIFE magazine advertising revenue, and (iii) $0.5 million in increased book and directory sales.

Merchandise revenue of $133.0 million related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at January 1, 1996, merchandise revenue for 1997 increased $6.9 million or 4.6%. This increase was principally attributable to a $3.5 million increase in retail showroom sales and a $3.4 million increase in mail order sales.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $195.3 million in 1997, an increase of $108.8 million or 125.6% over 1996. Excluding the Ehlert and Camping World operations acquired in 1997, costs applicable to revenues increased $7.1 million for 1997 compared to 1996, an 8.2% increase.

Membership services costs and expenses increased by approximately $10.1 million or 17.3% to $68.4 million for 1997 compared to $58.3 million in 1996. Excluding the Camping World acquisition, membership services costs increased $6.9 million to $65.2 million. This increase was primarily the result of increased expenses of $3.3 million associated with financial and insurance services, $1.7 million increase in marketing expenses associated with the new credit card program introduced in the fourth quarter of 1996, $1.9 million increase for emergency road service claims and marketing expenses, of which $1.0 million relates to the operations of the Rapid Response acquisition.

Publication costs and expenses of $36.6 million for 1997 increased $8.3 million or 29.5% compared to 1996. Excluding the Ehlert operations, costs increased $0.2 million to $28.4 million in 1997. Paper cost decreases realized in 1997 as a result of a re-negotiated paper contract were more than offset by increases associated with additional issues of ROADS TO ADVENTURE and Woodall Specials and increased book marketing and fulfillment costs.

Merchandise costs applicable to revenues of $90.4 million related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at January 1, 1996, merchandise costs for 1997 increased $6.2 million or 5.7%. In addition to the corresponding $5.0 million increase attributable to the increase in merchandise sales, the gross profit margin on merchandise sales decreased by $1.2 million or 0.8%.

OPERATING EXPENSES

Selling, general and administrative expenses of $57.4 million for 1997 were $41.1 million over 1996. Excluding Ehlert and Camping World operations, general and administrative expenses increased $2.2 million largely attributed to recording $2.3 million of deferred executive compensation in 1997. Depreciation and amortization expenses of $13.7 million were $5.3 million over 1996. This increase was primarily due to depreciation and amortization of fixed assets and intangibles attributable to the Ehlert and Camping World acquisitions.

INCOME FROM OPERATIONS

Income from operations of $38.2 million for 1997 increased by $9.5 million or 33.1% compared to 1996. This was primarily due to $9.3 million of income from operations generated by the Ehlert and Camping World acquisitions, $1.6 million gross profit increase from membership services, $1.3 million gross profit from publications which were partially offset by a $2.7 million increase in operating expenses.

NON-OPERATING ITEMS

Non-operating items for 1997 were $16.1 million compared to $17.5 million for 1996. The decrease is primarily due to the absence of the management restructuring charges incurred in 1996.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Income from continuing operations before income taxes and extraordinary item in 1997 was $22.2 million compared to $11.2 million for 1996. This increase was due to the increase in income from operations from the Ehlert and Camping World acquisitions, and an increase in gross profit from membership services and publications, offset by increases in operating expenses.

INCOME TAXES

Income taxes for 1997 of $10.8 million increased $4.7 million from 1996 as a result of higher pre-tax income. The effective income tax rates in both 1997 and 1996 are higher than statutory rates due primarily to the amortization of non-deductible goodwill.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for 1997 was $11.3 million compared to $5.1 million for 1996. This increase was due to the increase in income from operations, as noted above, offset by an increase in income tax expense.

DISCONTINUED OPERATIONS

As further described in Note 18 to the consolidated financial statements, the Company adopted a plan to dispose of the assets of NAFE in the fourth quarter of 1996. Additional losses of $0.3 million, net of taxes, were recognized in 1997 to finalize the disposal of the NAFE operations.

EXTRAORDINARY ITEM

The Company refinanced its senior term and revolving credit facilities in April 1997. As a result, the Company incurred a write-off of unamortized financing costs of $0.2 million, net of tax.

NET INCOME (LOSS)

Net income for 1997 was $10.8 million compared to a net loss of $1.5 million for 1996. This $12.3 million difference resulted primarily from $9.5 million of income from operations noted above, $1.4 million decrease in non-operating expenses, and a $6.1 million decrease in loss from discontinued operations and extraordinary item, offset by a $4.7 million increase in income taxes.


Year Ended December 31, 1996 Compared with Year Ended December 31, 1995


REVENUES

Revenues for 1996 of $140.0 million increased slightly from $139.2 million for 1995 due to a $1.2 million increase in publications revenues partially offset by a $0.5 million decrease in membership services revenues. Excluding the AB and AINS operations acquired in October and June of 1995, respectively, revenues were $138.9 million in 1996 compared to $139.0 million in 1995.

Membership services revenues for 1996 of $100.4 million decreased slightly from $100.9 million for 1995. The $0.5 million decrease in membership services revenues resulted primarily from $0.8 million in additional revenues from the financial services operations of AB and AINS which were acquired in 1995 and a $1.3 million increase in RV financing and extended vehicle program income, which were offset by a net decrease of $0.9 million in club membership revenues due primarily to reduced membership enrollment in the Coast to Coast clubs and a $1.6 million net decrease in marketing and commission fee income largely composed of a decrease in the emergency road service program income.

Publications revenues for 1996 of $39.5 million increased 3.3% from $38.3 million for 1995. This increase was primarily due to higher advertising income associated with higher advertising lineage and advertising rates.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues (membership services and publications expenses) for 1996 were $86.6 million or 61.8% of revenues compared to $83.9 million or 60.3% of revenues for 1995. Excluding the AB and AINS operations acquired in 1995, costs applicable to revenues were $84.0 million or 60.5% of revenues for 1996 compared to $83.3 million or 59.9% of revenues for 1995. Costs associated with operations acquired in 1995 contributed $2.0 million of the $2.7 million overall increase. The balance of the increase related to increased expenses associated with the development of an Internet web site, the introduction of a new member credit card and higher club development, membership service and marketing costs. Such increases were only partially offset by savings from the discontinuance of a direct mail catalog in 1996, a reduction in marketing expense for the VIP program and reduced membership enrollment expense in the Coast to Coast clubs.

OPERATING EXPENSES

Operating expenses for 1996 of $24.7 million or 17.6% of revenues decreased by $2.7 million or 9.9% from $27.4 million. The $2.7 million decrease in operating expenses was attributed to recording no phantom stock expense in 1996, a net decrease in other administrative costs as well as lower amortization expenses as certain customer lists and other intangibles were amortized in full in 1995.

INCOME FROM OPERATIONS

Income from operations of $28.7 million or 20.5% of revenues for 1996 increased by $0.8 million or 2.8% compared to $27.9 million for 1995. Excluding the operations of AB and AINS which were acquired in 1995, income from operations of $30.4 million or 21.9% of revenues for 1996 increased by $2.1 million or 7.4% compared to $28.3 million or 20.3% of revenues for 1995. The improvement in operating income excluding operations acquired in 1995 is primarily a result of lower operating expenses as discussed above.

NON-OPERATING ITEMS

Non-operating items for 1996 were $17.5 million compared to $18.0 million for 1995. The decrease is primarily due to non-recurring expenses in the amount of a $1.0 million provision for management restructuring charges in 1996 compared to a $1.2 million facility relocation expense and a $0.4 million loss on sale of assets in 1995. The slight increase in interest expense resulted from higher average borrowings which were largely offset by lower interest rates.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Income from continuing operations before income taxes for 1996 was $11.2 million compared to $9.9 million for 1995. The increase was primarily due to lower operating expenses as discussed above which were only partially offset by costs associated with AB and AINS which were acquired in 1995.

INCOME TAXES

Income taxes for 1996 increased by $1.1 million to $6.1 million from $5.0 million in 1995 as a result of higher pre-tax income. The effective income tax rate in both 1996 and 1995 is higher than statutory rates due primarily to the amortization of non-deductible goodwill.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for 1996 was $5.1 million compared to $4.9 million for 1995. The increase was primarily due to lower operating expenses which were only partially offset by costs associated with AB and AINS which were acquired in 1995.

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

NET INCOME (LOSS)

Net loss for 1996 was $1.5 million compared to net income of $5.3 million for 1995. This $6.8 million difference resulted from a $1.7 million decrease in gross profit from club membership services, a $1.1 million decrease in gross profit for AB and AINS, a $1.1 million increase in income taxes and a $7.0 million increase in the loss from NAFE. These losses were partially offset by a $0.9 million increase in gross profit from publications and a $3.2 million decrease in operating and non-operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997 the Company's senior and subordinated debt totaled $153.9 million compared to $145.1 million at December 31, 1996.

Cash, cash equivalents and investments totaled $46.6 million at December 31, 1997 compared to $4.8 million at December 31, 1996. Included in the December 31, 1997 cash, cash equivalents and investments is $42.5 million which is restricted for use by AB and AINS subsidiaries. The assets of AB and AINS are subject to regulatory restrictions on dividends or other distributions to the Company and are unavailable to reduce Company debt. In addition, both AB and AINS, although required to be consolidated with the Company, are recognized as "unrestricted" or non-guarantying subsidiaries as defined in the senior credit facility, as discussed further below, and AB only is "unrestricted" under the terms of the 11.5% senior subordinated notes of the Company.

Both AB and AINS are subject to regulatory guidelines which, among other things, stipulate the minimum capital requirements for each entity based on certain operating ratios. To maintain those ratios the Company contributed $10.5 million and $1.0 million of capital to AB and AINS during 1997, respectively. It is anticipated that additional capital contributions of $1.0 million will be made to AB during 1998.

On March 6, 1997, the Company acquired the stock of Ehlert for $22.4 million, of which $20.9 million was paid in cash at closing. In addition, a $1.5 million note was issued by Affinity Group Holding, Inc. ("AGHI"), the Companys' parent, to the seller, of which $1.0 million was repaid in April 1997. The balance of the note is payable on March 6, 1999, together with interest at 5% per annum. In addition, John Ehlert, the founder and principal stockholder of Ehlert, entered into a non-competition agreement for $0.2 million. The purchase price of Ehlert was funded primarily through borrowings under the Company's senior credit facility and a $6.5 million capital contribution to the Company from AGHI ($5.0 million of the capital contribution was in cash).

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

The new $75.0 million senior credit facility provides a term loan of $30.0 million (reducing in quarterly principal installments of $1.5 million) and a $45.0 million revolving credit line. The interest on borrowings under the senior credit facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates (LIBOR), plus an applicable margin ranging from 0.75% to 2.75% over the stated rates. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The senior credit facility is secured by a security interest in the assets of the Company and its subsidiaries and a pledge of the stock of the Company and its subsidiaries. At December 31, 1997, $7.4 million was outstanding under the $45.0 million revolving credit line.

The AGI Indenture limits borrowings under the AGI Senior Credit Facility to 150% of AGI's consolidated cash flow (as defined) for the preceding four fiscal quarters. For the purposes of this calculation, the results of Camping World and Ehlert are only included for periods after their acquisition. As of December 31, 1997, permitted borrowings under the undrawn revolving line of the AGI Senior Credit Facility were $45.0 million.

The new senior credit facility and indenture allow for, among other things, the distribution of payments by the Company to AGHI to service income tax obligations, the semi-annual interest due on the AGHI 11% $130.0 million senior notes and the annual amounts due under the Camping World Management Incentive Agreements. Such distributions are subject to the Company's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness.

During the year ended December 31, 1997, payments under the terms of several phantom stock agreements totaled $0.6 million. Additional phantom stock payments of $2.0 million are scheduled to be made over the next twelve months.

Capital expenditures for 1997 totaled $4.7 million compared to capital expenditures of $1.7 million during the same period in 1996. Capital expenditures are anticipated to be approximately $5.0 million for 1998, primarily for the addition of two CW supercenters, and continued enhancements to membership marketing databases, inbound and outbound tele-communications, and computer software and hardware, some related to the Year 2000 compliance.

Regarding the Year 2000 compliance issue for information systems, the Company has recognized the need to ensure that its computer operations and operating systems will not be adversely affected by the upcoming calendar Year 2000 and is cognizant of the time sensitive nature of the problem. The Company has assessed how it may be impacted by Year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues as they relate to its information systems. The plan, as it relates to information systems, involves a combination of software modification, upgrades and replacement. The Company preliminarily estimates that the cost of Year 2000 compliance for its information systems will be in the range of $1.0 to $1.5 million and all necessary modifications will be completed by the first quarter of 1999. The Company is not yet able to estimate the cost of Year 2000 compliance with respect to subcontracted production systems, products, customers and suppliers; however, based on a preliminary review, management does not expect that such costs will have a material adverse effect on the future consolidated results of operations of the Company.

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


SEASONALITY

The Company's cash flow is highest in the second half of the year due to the seasonal nature of the retail segment and membership renewals of the Coast to Coast clubs in the fourth quarter.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This filing contains statements that are "forward looking statements," and includes, among other things, discussions of the Company's business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions. Forward looking statements are included in "Business-- General," "Business-- Business Strategy," "Business-- RV Industry," "Business-- Operations," "Business-- Competition," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company (including the acquisitions of Camping World, Inc. and the Ehlert Publishing companies), or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


INDEX TO FINANCIAL STATEMENTS



                                                                                          PAGE
                                                                                          ----
    Independent Auditors' Report                                                            32



    Consolidated Balance Sheets as of December 31, 1997 and 1996                            33



    Consolidated Statements of Operations for the years ended                               34
              December 31, 1997, 1996 and 1995



    Consolidated Statements of Stockholder's Equity (Deficit) for the years                 35
              ended December 31, 1997, 1996 and 1995



    Consolidated Statements of Cash Flows for the years ended                               36
              December 31, 1997, 1996 and 1995



    Notes to Consolidated Financial Statements                                              37



    Schedule II - Valuation and Qualifying Accounts                                         50



All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements, the notes thereto, is not applicable, or not required.

INDEPENDENT AUDITORS' REPORT


Board of Directors
Affinity Group, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheets of Affinity Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Affinity Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
March 5, 1998
Denver, Colorado

AFFINITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
------------------------------------------------------------------------------

                                                                                                1997               1996
                                                                                           ----------------   ----------------
ASSETS
      CURRENT ASSETS:
           Cash and cash equivalents                                                            $   43,978      $       4,278
           Investments                                                                               2,590                499
           Accounts receivable, less allowance for doubtful accounts
               of $731 in 1997 and $1,081 in 1996                                                   25,802             14,812
           Inventories                                                                              30,283              2,473
           Prepaid expenses and other assets                                                        11,089              6,052
           Deferred tax asset - current                                                                  -              2,228
                                                                                           ----------------   ----------------
               Total current assets                                                                113,742             30,342

      PROPERTY AND EQUIPMENT                                                                        51,559             10,550
      LOANS RECEIVABLE                                                                              44,973             13,134
      INTANGIBLE ASSETS                                                                            201,758            109,065
      DEFERRED TAX ASSET                                                                             8,545             13,516
      RESTRICTED INVESTMENTS                                                                         2,096              2,137
      OTHER ASSETS                                                                                   5,391              4,411
      NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                                    -                973
                                                                                           ----------------   ----------------
                                                                                                 $ 428,064        $   184,128
                                                                                           ================   ================
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
      CURRENT LIABILITIES:
           Accounts payable                                                                      $  16,334        $     4,517
           Accrued interest                                                                          3,026              2,966
           Accrued taxes                                                                             9,639                  -
           Accrued liabilities                                                                      23,498             14,516
           Customer deposits                                                                        74,528             14,979
           Deferred tax liability - current                                                          2,132                  -
           Current portion of long-term debt                                                         6,132              5,344
           Net current liabilities of discontinued operations                                            -              1,464
                                                                                           ----------------   ----------------
               Total current liabilities                                                           135,289             43,786

      DEFERRED REVENUES                                                                             79,572             70,113
      LONG-TERM DEBT                                                                               147,729            142,031
      OTHER LONG-TERM LIABILITIES                                                                    5,467              7,632
      COMMITMENTS AND CONTINGENCIES                                                                      -                  -
                                                                                           ----------------   ----------------
                                                                                                   368,057            263,562
                                                                                           ----------------   ----------------

      STOCKHOLDER'S EQUITY (DEFICIT):
           Preferred stock, $.001 par value, 1,000 shares authorized,
               none issued or outstanding                                                                -                  -
           Common stock, $.001 par value, 2,000 shares authorized,
               2,000 shares issued and outstanding                                                       1                  1
           Additional paid-in capital                                                              151,462             12,021
           Accumulated deficit                                                                     (91,456)           (91,456)
                                                                                           ----------------   ----------------
               Total stockholder's equity (deficit)                                                 60,007            (79,434)
                                                                                           ----------------   ----------------
                                                                                                 $ 428,064          $ 184,128
                                                                                           ================   ================
See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (IN THOUSANDS)
------------------------------------------------------------------------------

                                                                                    1997             1996             1995
                                                                               ---------------  ---------------  ----------------
REVENUES:
      Membership services                                                           $ 117,839        $ 100,434        $  100,947
      Publications                                                                     53,891           39,545            38,290
      Merchandise                                                                     132,953              ---               ---
                                                                               ---------------  ---------------  ----------------
                                                                                      304,683          139,979           139,237

COSTS APPLICABLE TO REVENUES:
      Membership services                                                              68,417           58,338            55,997
      Publications                                                                     36,554           28,236            27,906
      Merchandise                                                                      90,378              ---               ---
                                                                               ---------------  ---------------  ----------------
                                                                                      195,349           86,574            83,903

GROSS PROFIT                                                                          109,334           53,405            55,334

OPERATING EXPENSES:
      Selling, general and administrative                                              57,433           16,326            18,376
      Depreciation and amortization                                                    13,653            8,340             9,013
                                                                               ---------------  ---------------  ----------------
                                                                                       71,086           24,666            27,389
                                                                               ---------------  ---------------  ----------------
INCOME FROM OPERATIONS                                                                 38,248           28,739            27,945

NON-OPERATING ITEMS:
      Interest expense, net                                                           (16,306)         (16,518)          (16,433)
      Other non-operating income (expense), net                                           218             (996)           (1,579)
                                                                               ---------------  ---------------  ----------------
                                                                                      (16,088)         (17,514)          (18,012)
                                                                               ---------------  ---------------  ----------------

INCOME FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES AND EXTRAORDINARY ITEM                                              22,160           11,225             9,933

INCOME TAX EXPENSE                                                                    (10,820)          (6,144)           (5,047)
                                                                               ---------------  ---------------  ----------------

INCOME FROM CONTINUING OPERATIONS                                                      11,340            5,081             4,886
DISCONTINUED OPERATIONS:
      Income (loss) from discontinued operations, net of
         applicable deferred income tax benefits of $384 in 1996
         and deferred income tax expense of $264 in 1995                                    -             (686)              430

      Loss on disposal, net of applicable deferred income
          tax benefits of $176 and $1,060 in 1997 and 1996,
          respectively                                                                   (294)          (5,866)                -
                                                                               ---------------  ---------------  ----------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                11,046           (1,471)            5,316

EXTRAORDINARY ITEM:
      Loss on early extinguishment of debt, less applic-
         able current income tax benefit of $147                                         (239)               -                 -
                                                                               ---------------  ---------------  ----------------
NET INCOME (LOSS)                                                                     $10,807          ($1,471)           $5,316
                                                                               ===============  ===============  ================


See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS EXCEPT NUMBER OF SHARES)
------------------------------------------------------------------------------

                                                        Common Stock           Additional
                                                   ------------------------      Paid-in       Accumulated
                                                     Shares       Amount         Capital         Deficit             Total
                                                   ------------  ----------   -------------- -----------------  ----------------
BALANCES AT JANUARY 1, 1995                              2,000          $1          $15,705         ($89,985)         ($74,279)

         Dividends                                                                   (3,684)          (5,316)           (9,000)
         Net income                                                                                    5,316             5,316
                                                   ------------  ----------   -------------- -----------------  ----------------

BALANCES AT DECEMBER 31, 1995                            2,000           1           12,021          (89,985)          (77,963)

         Net loss                                                                                     (1,471)           (1,471)
                                                   ------------  ----------   -------------- -----------------  ----------------
BALANCES AT DECEMBER 31, 1996                            2,000           1           12,021          (91,456)          (79,434)

         Contribution From Parent                                                   142,744                            142,744
         Dividends                                                                   (3,303)         (10,807)          (14,110)
         Net income                                                                                   10,807            10,807
                                                   ------------  ----------   -------------- -----------------  ----------------
BALANCES AT DECEMBER 31, 1997                            2,000          $1         $151,462         ($91,456)          $60,007
                                                   ============  ==========   ============== =================  ================


See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                1997               1996             1995
                                                                          -----------------   ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                            $10,807          ($1,471)       $    5,316
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Deferred tax provision                                                      1,653            2,023             4,990
         Depreciation and amortization                                              13,653            8,340             9,013
         Provision for losses on accounts receivable                                    90              278               548
         Provision for estimated loss on disposal of NAFE                                -            6,926                 -
         Deferred compensation                                                       2,300                -             1,000
         (Gain) loss on disposal of property and equipment                              (6)               1               (48)
         Loss on lease abandonment                                                       -                -             1,228
         Write-off of leasehold improvements                                             -                -               400
         Extraordinary item - loss on early extinguishment of debt                     386                -                 -
         Changes in operating assets and liabilities (net of purchased businesses):
             Accounts receivable                                                    (6,904)             (36)           (4,810)
             Inventories                                                             3,612            1,400              (512)
             Prepaids and other assets                                              (2,738)            (557)             (419)
             Long-term lease prepayment                                                  -                -            (1,679)
             Accounts payable                                                      (11,946)              91               634
             Accrued and other liabilities                                           4,605           (1,307)           (2,375)
             Deferred revenues                                                       5,094            1,411             1,254
             Net assets and liabilities of discontinued operations                    (491)            (706)             (817)
                                                                          -----------------   ---------------   --------------
                 Net cash provided by operating activities                          20,115           16,393            13,723
                                                                          -----------------   ---------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                          (4,698)          (1,743)           (4,713)
      Proceeds from sale of property and equipment                                      46                2               263
      Net changes in intangible assets                                              (6,148)            (437)               30
      Net changes in investments                                                    (2,050)             893                 -
      Net changes in loans receivable                                              (31,839)          (4,660)              893
      Purchase of investments                                                            -                -            (3,529)
      Purchase of Ehlert Publishing Group, Inc.                                    (20,889)               -                 -
      Purchase of Camping World, Inc., net of cash acquired                        (97,418)               -                 -
      Purchase of Affinity Thrift and Loan, net of cash acquired                         -                -             1,854
      Purchase of Affinity Insurance Group, Inc.                                         -                -              (356)
      Note receivable from affiliate                                                     -            3,113            (3,113)
                                                                          -----------------   ---------------   --------------
                 Net cash used in investing activities                            (162,996)          (2,832)           (8,671)
                                                                          -----------------   ---------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Capital contribution from Parent                                             131,244                -                 -
      Net change in customer deposits                                               59,549            4,005                 -
      Dividends paid                                                               (14,110)               -            (9,000)
      Borrowings on long-term debt                                                  73,080           34,200           125,046
      Principal payments of long-term debt                                         (67,182)         (51,321)         (117,820)
                                                                          -----------------   ---------------   --------------
                 Net cash provided by (used in) financing activities               182,581          (13,116)           (1,774)
                                                                          -----------------   ---------------   --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           39,700              445             3,278

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       4,278            3,833               555
                                                                          -----------------   ---------------   --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $     43,978       $    4,278       $     3,833
                                                                          =================   ===============   ==============

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Affinity Group, Inc. ("AGI"), and its subsidiaries (collectively the Company). AGI is a wholly-owned subsidiary of Affinity Group Holding, Inc. ("AGHI"), a privately-owned corporation. AGHI is a wholly-owned subsidiary of AGI Holding Corporation ("AGHC"), a privately-owned corporation. All significant intercompany transactions and balances have been eliminated. Certain reclassifications of prior year amounts have been made to conform to the current presentation.

        DESCRIPTION OF THE BUSINESS - The Company is a membership based direct marketing company which sells club memberships, products, services, and publications to selected affinity groups primarily in North America. The Company markets club memberships, merchandise and services to RV owners, camping and golf enthusiasts. The Company also publishes magazines, directories and books. In connection with the acquisition of Camping World (see Note 2), the Company now offers a full array of merchandise and services for RV owners through retail supercenters and mail order operations. Further, through the acquisitions of Affinity Bank and Affinity Insurance Group, Inc. in 1995 (see Note 2), the Company offers certain banking services and the underwriting of property and casualty insurance for its members and others in the states in which it is licensed to do business.

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

        INVENTORIES - Inventories are valued at the lower of cost (generally last-in, first-out) or market. Inventories consist of books, paper, and retail travel and leisure merchandise.

        PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

                                                                  Years
                                                                  -----
          Buildings and improvements                               3-31
          Furniture and equipment                                  3-12
          Software                                                 3-5

        Leasehold improvements, included in buildings and improvements, are amortized over the lives of the respective leases.

        LOANS RECEIVABLE - Loans Receivable were acquired as part of Affinity Bank (see Note 2). In accordance with purchase accounting rules, the loans were recorded at their fair value, $9,367,000. The adjustment for fair value is being amortized using the interest method over the weighted average term to maturity of the affected loans, 16 years.

        INTANGIBLE ASSETS- Intangible assets are amortized over the following lives:

                                                                  Years
                                                                  -----
        Goodwill                                                     40
        Membership and customer lists                               3-10
        Resort and golf course agreements                            4
        Noncompete and deferred consulting agreements               3-15
        Organizational costs                                         5

        Deferred financing costs are amortized over the lives of the related debt agreements.


        IMPAIRMENT OF LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets, including intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and establishes guidelines for determining fair value based on future net cash flows for the use of the asset and for the measurement of the impairment loss. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met. The adoption by the Company of SFAS No. 121 in 1996 had no material effect on its results of operations or on its financial position.

        REVENUE RECOGNITION- Merchandise revenue is recognized when products are sold in the retail stores, or shipped via mail order or when services are provided to customers. Membership and Emergency Road Service ("ERS") revenues are deferred and recognized over the life of the membership. Good Sam Club lifetime membership revenues and expenses are deferred and recognized over 18 years which is the actuarially determined fulfillment period. Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit. Renewal expenses are expensed at the time related materials are mailed. ERS claims expenses are recognized when incurred.

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

        COMPREHENSIVE INCOME- In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. The Company currently has no items of other comprehensive income and therefore SFAS 130 does not apply.

       SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments.

2.     ACQUISITIONS

       On April 2, 1997, the Company acquired the common stock of Camping World, Inc. ("CWI") for $108.0 million in cash, including $19.0 million for non-competition and consulting agreements with certain Camping World executives. The purchase price of Camping World was funded through capital contributions to the Company from AGHI (consisting of the net proceeds from the April 2, 1997 issuance by AGHI of $130.0 million in 11% senior notes due 2007, net of expenses and repayment of approximately $7.5 million of AGHI's debt) together with borrowings under the Company's $75.0 million senior credit facility established April 2, 1997. Camping World is a national specialty retailer of merchandise and services for RV owners.

       On March 6, 1997, the Company acquired the stock of Ehlert Publishing Group, Inc. ("EPG") for $22.4 million, of which $20.9 million was paid in cash at closing. In addition, a $1.5 million note was issued by AGHI, the Company's parent corporation, to the seller, of which $1.0 million was repaid in April 1997. The purchase price of EPG was funded primarily through borrowings under the Company's senior credit facility and a $6.5 million capital contribution to the Company from AGHI ($5.0 million of the capital contribution was in cash). EPG is a specialty publisher of sports and recreation magazines focusing on four niches: snowmobiling, personal watercraft, archery and all-terrain vehicles.

       In October 1995, a wholly owned subsidiary of the Company acquired the common stock of Affinity Bank ("AB"), previously Affinity Thrift and Loan, and formerly San Francisco Thrift and Loan. Under the terms of the purchase agreement, AB stock was acquired for $125,000 and AB entered into a noncompete agreement with the previous owner for $75,000. For purposes of the Senior Subordinated Notes Indenture (Indenture) and the senior credit facility discussed in Note 7, the Company's investment and the continuing operations of the wholly owned subsidiary, AB, has been designated as an "unrestricted subsidiary".

       In June 1995, the Company acquired the common stock of Affinity Insurance Group, Inc. ("AINS") formerly Aspen Indemnity Corporation, for $87,500. In December 1995, AINS was licensed in the state of Colorado, its domicile state.

       The operating results of CWI, EPG, AB, and AINS have been included in the Company's consolidated results of operations from the dates of their respective acquisition. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of these companies have been recorded at their estimated fair value at the date of their respective acquisitions. In connection with these acquisitions, the Company has recorded goodwill of approximately $67,567,000 and $400,000 in 1997 and 1995, respectively.

       The following unaudited pro forma results of operations for the year ended December 31, 1997 and 1996 assumes the acquisition of CWI and EPG occurred as of January 1, 1996. The summary pro forma results are based on assumptions and are not necessarily indicative of the actual results which would have occurred had this acquisition occurred on January 1, 1996, or of the future results of operations of the Company (in thousands).

                                                        Year ended
                                              -------------------------------
                                                  1997             1996
                                              -------------    --------------
       Revenue                                    $347,156          $323,998
       Income from continuing operations             9,912            12,680
       Net income                                    9,379             6,128

3.     INVENTORIES

       Inventories are stated at lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for approximately 89% and 0% of the Company's inventories at December 31, 1997 and 1996, respectively, and the first-in, first-out ("FIFO") method for all other inventories. The FIFO method approximates the current market cost.

4.     PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following at December 31 (in thousands):

                                                      1997           1996
                                               ------------------------------
       Land                                        $   14,376   $        536
       Building and improvements                       25,205          4,936
       Furniture and equipment                         17,296          7,621
       Software                                         4,855          2,276
       Systems development in progress                    872          1,873
                                               ------------------------------
                                                       62,604         17,242
       Less accumulated depreciation                  (11,045)        (6,692)
                                               ------------------------------
                                                   $   51,559     $   10,550
                                               ==============================

5.     INTANGIBLE ASSETS

       Intangible assets consisted of the following at December 31 (in thousands):

                                                                1997           1996
                                                           ------------------------------
       Goodwill                                                 $ 184,353      $ 116,785
       Membership and customer lists                                3,947         14,691
       Resort and golf course participation agreements             13,692         14,013
       Noncompete and deferred consulting agreements               29,197          1,193
       Deferred financing and organization costs                    8,181          6,757
                                                           ------------------------------
                                                                  239,370        153,439
       Less accumulated amortization                              (37,612)       (44,374)
                                                           ------------------------------
                                                                $ 201,758      $ 109,065
                                                           ==============================

6.      ACCRUED LIABILITIES

        Accrued liabilities consisted of the following at December 31 (in thousands):


                                                            1997           1996
                                                       ------------------------------
        Compensation and benefits                         $     8,181    $     4,994
        Other accruals                                         15,317          9,522
                                                       ------------------------------
                                                           $   23,498     $   14,516
                                                       ==============================

7.      LONG-TERM DEBT

        The following reflects outstanding long-term debt as of December 31 (in thousands):

                                                          1997              1996
                                                     ----------------  ----------------
        AGI Senior Subordinated Notes                       $120,000          $120,000
        AGI Senior Credit Facility:
             Term loan                                        25,500                --
             Revolving credit line                             7,380                --
        Other long-term obligations                              981            27,375
                                                     ----------------  ----------------
                                                             153,861           147,375
        Less current portion                                  (6,132)           (5,344)
                                                     ----------------  ----------------
                                                            $147,729          $142,031
                                                     ================  ================

        In 1993, a total of $120.0 million of senior subordinated notes ("AGI Senior Subordinated Notes") were issued in a public offering. The notes bear interest at the rate of 11 1/2% per annum with interest payable semi-annually each April 15 and October 15, and mature on October 15, 2003. These notes are unsecured obligations of AGI and are subordinated in right of payment to the existing senior indebtedness, but rank senior or pari passu with all other existing indebtedness and future indebtedness of AGI.

        On April 2, 1997, AGI entered into a new five year credit agreement ("AGI Senior Credit Facility") with certain lenders and Fleet National Bank, as agent, consisting of a term loan of $30.0 million (reducing in quarterly principal installments of $1.5 million) and revolving credit facility of $45.0 million of which the outstanding balance will be due and payable at the conclusion of the credit arrangement. The interest on borrowings under the AGI Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates (LIBOR), plus an applicable margin ranging from 0.75% to 2.75% over the stated rates. The interest rate on the term loan and the revolving credit facility as of December 31, 1997 was 8.75% and 10.0%, respectively. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The funds were used to retire senior secured term notes and revolving credit lines established on October 11, 1994 and partially fund the acquisition of Camping World. The AGI Senior Credit Facility is secured by a security interest in the assets of AGI and its subsidiaries and a pledge of the stock of AGI and its subsidiaries.

        The AGI indenture pursuant to which the AGI Senior Subordinated Notes were issued ("AGI Indenture"), and the AGI Senior Credit Facility individually contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, payment of dividends, and minimum coverage ratios pertaining to interest expense, fixed charges, levels of consolidated cash flow and cash flow leverage ratio.

        The aggregate future maturities of long-term debt at December 31, 1997, are as follows (in thousands):

              1998                    $       6,132
              1999                            6,485
              2000                            6,047
              2001                            6,052
              2002                            8,895
        Thereafter                          120,250
                                    ---------------
             Total                      $   153,861
                                    ================

8.      INCOME TAXES

        The components of the Company's income tax expense from continuing operations for the year ended December 31, consisted of (in thousands):


                                            1997           1996          1995
                                       -------------------------------------------------
        Current:
           Federal                     $    2,670      $    2,381        $   317
           State                              411             296              4
           Deferred                         7,739           3,467          4,726
                                       -------------------------------------------------
        Income tax expense              $  10,820      $    6,144        $ 5,047
                                       =================================================

        A reconciliation of income tax expense from continuing operations to the federal statutory rate for the year ended December 31, is as follows (in thousands):


                                                                      1997            1996            1995
                                                              -------------------------------------------------
        Income taxes computed at federal statutory rate          $       7,756   $       3,928   $       3,477
        State income taxes - net of federal benefit                        854             603             398
        Permanent differences -
           Amortization of goodwill                                      1,959           1,520           1,499
        Change in valuation allowance                                        -             495               -
        Other                                                              251            (402)           (327)
                                                              -------------------------------------------------
        Income tax expense                                        $     10,820   $       6,144   $       5,047
                                                              =================================================

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax asset at December 31, are (in thousands):

                                                                       1997            1996
                                                                 ---------------------------------
        DEFERRED TAX LIABILITIES:
        Accelerated depreciation                                   $       (1,452)    $         -
        Prepaid expenses                                                   (2,777)         (2,115)
        Directory revenue                                                    (306)           (274)
        Intangible assets                                                  (1,042)           (140)
        Loans receivable                                                        -             (59)
        Basis difference on building and land acquired                     (7,429)              -
        Other                                                                 (22)            (15)
                                                                 ---------------------------------
        Deferred income tax liabilities                                   (13,028)         (2,603)

        DEFERRED TAX ASSETS:
        Accelerated depreciation                                                -             539
        Accrual for litigation and settlements                                  -             207
        Intangible assets                                                     231             135
        Deferred revenues                                                   8,805           8,064
        Accrual for employee benefits and severance                         1,941           1,123
        Accrual for deferred phantom stock compensation                     2,255           1,483
        Organizational and start up costs                                      72             171
        Net operating loss carryforward                                     5,972           5,347
        Tax credits                                                         1,681           1,698
        Claims reserves                                                       725             393
        Accounts receivable reserve                                           255             513
        Building lease abandonment reserve                                    261             411
        Relocation reserve                                                      -              17
        Sales returns                                                         103               -
        Provision for loss on discontinued operations                           -           1,476
        Reserve for resort cards                                            1,427           1,139
        Unicap adjustment                                                     287               -
        Other reserves                                                        589             794
                                                                 ---------------------------------
        Deferred tax assets                                                24,604          23,510

        Valuation allowance                                                (5,163)         (5,163)
                                                                 ---------------------------------
        Net deferred tax asset                                      $       6,413    $     15,744
                                                                 =================================


        The Company and its subsidiaries are parties to a tax-sharing agreement with the Company's parent; however, taxes are determined on a separate company basis. As part of this tax sharing agreement, AGHC and AGHI are compensated for their share of separate company federal tax losses. As such, accrued income taxes on the balance sheet are due to AGHC and AGHI. At December 31, 1997, the Company has unused net operating loss carryforwards for federal income tax purposes of approximately $15.7 million which expire through 2009. The Company also has alternative minimum tax credit (AMT) carryforwards remaining of approximately $1.4 million and general business credit carryforwards attributable to a subsidiary of approximately $256,000.

9.      COMMITMENTS AND CONTINGENCIES

        LEASES - The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates. Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 1997 are as follows (in thousands):

               1998                    $       7,700
               1999                            7,224
               2000                            7,082
               2001                            6,713
               2002                            6,194
         Thereafter                           31,890
                                     ----------------
              Total                     $     66,803
                                     ================

        During 1997, 1996, and 1995, respectively, approximately $6,673,000, $1,571,000, and $1,297,000 of rent expense was charged to costs and expenses.

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

        On January 28, 1998, Travel America, Inc., First Nationwide Resort Management, Inc., Revcon Motorcoach, Inc., Adventure Resorts of America, Inc., Thousand Adventures, Inc., and other related entities filed a complaint in the Superior Court of California in Orange County, California, against Camp Coast to Coast, Inc., Affinity Group, Inc., certain employees and former employees of Camp Coast to Coast, Inc. and Affinity Group, Inc. and certain membership campground resorts within the Coast to Coast system. The complaint relates to the termination by the plaintiffs of their affiliation contracts with Camp Coast to Coast, Inc.. The suit alleges causes of action for breach of contract, unfair competition, interference with contracts, interference with prospective economic advantage, misappropriation of trade secrets, fraud, defamation, accounting, conspiracy and injunctive relief. The suit seeks compensatory damages, injunctive relief, general and special damages, punitive damages and an accounting. The Company and all other defendants believe the complaint to be without merit and intend to vigorously defend the action and assert all available rights and seek all appropriate remedies. The Company and all other defendants believe that such litigation will not have a material adverse effect on the Company.

        EMPLOYMENT AGREEMENTS - The Company has employment agreements with certain officers. The agreements include, among other things, one year's severance pay beyond the termination date.


10.     RELATED-PARTY TRANSACTIONS

        Effective June 1995, the Company entered into a lease agreement for its corporate facilities in Ventura, California (the Lease Agreement) with AGI Real Estate Holdings, Inc. The owners of AGI Real Estate Holdings, Inc. are minority shareholders of AGHC and are also related to the Company's Chairman. The lease extends for an initial term of 20 years. Upon execution of the Lease Agreement, the Company paid $1,650,000 as initial rent and pays monthly base rent, commencing at $369,000 annually and increasing to $492,000, through year 10 of the lease. On the tenth anniversary of the lease, and extending through the term of the initial lease, either party may compel the other party to enter into a 20 year extension of the lease term. The rental rate will be set based on the fair value of the leased premises at the time of the extension.

        In 1995, the Company purchased $3 million of subordinated notes of Adams Outdoor Advertising Limited Partnership (AOALP) from AGHC. The Company's Chairman is the principal owner of AGHC and AOALP. The investment and related accrued interest are included in note receivable from affiliate in the accompanying balance sheet. On March 12, 1996 the notes were paid in full. Included in income in the accompanying statement of operations for 1996 and 1995 is $54,000 and $113,000, respectively, of interest income related to these notes.

        In January 1997, the Company funded a $1.0 million loan to its President. The loan is due on demand and is secured by an assignment and pledge of his vested phantom stock interest in the Company. In addition, in September 1997, the Company paid a $0.5 million finders fee to a company owned by the President of the Company.

        Certain directors of the Company are partners in partnerships that lease to the Company facilities under long-term leases. For year ended December 31, 1997, payments under these leases were approximately $2.8 million. The leases expire at various dates from October 1999 through September 2011, subject to the right of the Company to exercise renewal options.


11.     STATEMENTS OF CASH FLOWS

        Supplemental disclosures of cash flow information for December 31 (in thousands) :


                                                  1997          1996         1995
                                              -----------------------------------------
        Cash paid during the year for:
          Interest                               $ 16,547     $ 16,795     $  16,724
          Income taxes                                813          568           152

        The Company entered into the following non-cash investing transactions:

           1997:
               The Company assumed $42,057,000 and $4,031,000 of liabilities in the acquisitions of CWI and EPG, respectively. Further, in connection with the acquisitions of CWI and EPG, AGHI contributed $11,500,000 of intangible assets to the Company.

           1996:
               The Company received a note receivable of $1,000,000 in the sale of the Benbow Golf Course.

           1995:
               The Company assumed $11,122,000 of liabilities in the acquisition of AB.

12.     BENEFIT PLAN

        The Company has a 401(k) deferred savings and profit sharing plan. Employees must have attained age 21 and completed 1 year of service with a minimum of 1,000 hours to participate in the plan. Vesting occurs ratably over 7 years at which time the participants are 100% vested.

        Employees may contribute up to 15% of their salaries, and the Company matches these employee contributions at the rate of 75%, up to 6% of the employee's salary. Contributions are limited to the maximum amount deductible for federal income tax purposes during the year. The Company's contributions to the plan totaled approximately $974,000, $416,000, and $396,000, for 1997, 1996, and 1995, respectively.


13.     DEFERRED PHANTOM STOCK COMPENSATION

        The Company has deferred compensation agreements with certain officers. The agreements provide for payment to the officers upon their termination, death, disability, or sale of the Company. Deferred compensation is included in other long-term liabilities as if fully vested. Deferred compensation to be paid in 1998 has been classified in current liabilities. This deferred compensation is subject to vesting under the terms of the individual agreements. Vesting periods range from 20% per year over a five year period to immediate vesting upon entering an agreement.

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

        LOANS RECEIVABLE- The carrying amount approximates fair value because the loans are predominately variable rate loans.

        CUSTOMER DEPOSITS- The carrying amount approximates fair value because the deposits are predominately instruments with a short maturity.

        LONG-TERM DEBT - The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.

                                                             December 31, 1997                  December 31, 1996
                                                          -------------------------------    -------------------------------
                                                              Carrying         Fair             Carrying         Fair
                                                               Amount          Value             Amount          Value
                                                          -------------------------------    -------------------------------
                                                                                   (In Thousands)
Financial Instruments Recorded as Assets:
Cash and cash equivalents                                     $     43,978    $   43,978       $      4,278    $      4,278
Investments                                                          2,590         2,590              2,636           2,614
Loans Receivable                                                    44,973        44,973             13,134          13,134

Financial Instruments Recorded as Liabilities:
Customer deposits                                                   74,528        74,528             14,979          14,979
Long-term debt                                                     153,861       161,361            147,375         152,175

       CONCENTRATION OF CREDIT RISK- The Company is potentially subject to concentrations of credit risk in accounts receivable and loans receivable. Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers and their geographical dispersion. The Company's loans receivable are secured by real estate. At December 31, 1997, approximately $25.4 million of these loans are secured by residential real estate located in southern California and a majority of the remaining loans are secured by real estate located primarily in the San Francisco Bay area.


15.    SEGMENT INFORMATION

       The Company operates principally in three segments: membership services, publications and retail. Financial information by industry segment is summarized as follows (in thousands):

                                                        Membership
                                                         Services      Publications       Retail       Corporate      Consolidated
                                                     -----------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997

Income (loss) from continuing operations
   before income taxes and extraordinary item         $     44,162    $     14,101    $       639     $  (36,742)   $      22,160
Identifiable assets                                        172,788          75,172        147,833         32,271          428,064
Capital expenditures                                           659             290          2,126          1,623            4,698
Depreciation and amortization                                4,941           2,000          4,259          2,453           13,653

YEAR ENDED DECEMBER 31, 1996

Income (loss) from continuing operations
   before income taxes and extraordinary item        $      35,569    $     10,515    $      -        $  (34,859)   $      11,225
Identifiable assets                                        103,171          47,050           -            32,934          183,155
Capital expenditures                                           764              54           -               925            1,743
Depreciation and amortization                                5,941             450           -             1,949            8,340

YEAR ENDED DECEMBER 31, 1995

Income (loss) from continuing operations
   before income taxes and extraordinary item        $      37,117    $      9,245    $      -        $  (36,429)   $       9,933
Identifiable assets                                        106,859          51,319           -            33,792          191,970
Capital expenditures                                         3,274             496           -               943            4,713
Depreciation and amortization                                6,865             653           -             1,495            9,013

       MAJOR CUSTOMERS- Included in revenues in 1997, 1996 and 1995 are $20.7 million, $17.2 million, and $17.3 million, respectively, received under contracts from one customer of the Company. These revenues have been reported in the Membership Services segment.

16.    SELECTED UNAUDITED QUARTERLY INFORMATION

       The following is a summary of selected quarterly information for the years ended December 31, 1997 and 1996 (in thousands):


                                                   March 31,     June 30,     September 30,     December 31,
                                                     1997         1997           1997              1997
                                                   ---------------------------------------------------------
       Total revenue                               $  33,983     $91,947      $   90,537        $  86,216
       Gross profit                                   11,733      33,116          30,517           33,968
       Income from continuing operations                 635       4,268           3,223            3,214
       Net income                                        635       4,207           3,223            2,922

                                                   March 31,     June 30,     September 30,     December 31,
                                                     1996         1996           1996              1996
                                                   ---------------------------------------------------------
       Total revenue                               $  31,593     $33,206       $  32,159        $  43,021
       Gross profit                                   10,456      13,522          12,303           17,124
       Income from continuing operations                 176       1,343             826            2,736
       Net income (loss)                                  91       1,099             685           (3,346)

       The loss in the fourth quarter of 1996 is primarily a result of recording a $5.9 million estimated loss on the disposal of NAFE.

17.    GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

       Under the terms of the Company's various debt agreements, all wholly-owned subsidiaries of AGI which are not designated as unrestricted subsidiaries are guarantors of AGI's obligations under the debt agreements. There are no contractual restrictions on the ability of any guarantor subsidiaries to make distributions to AGI. Separate financial statements and related disclosures for the subsidiaries are omitted as, in the opinion of management, they are not material; however, summarized combined financial information of the guaranteeing subsidiaries at December 31, 1997 and 1996 are as follows (in thousands) :

                                                           1997                    1996
                                                  ------------------------------------------
       Combined current assets                        $     70,137            $     15,384
       Combined non-current assets                         269,981                  30,340
       Combined current liabilities                         60,277                  16,362
       Combined non-current liabilities                    217,130                  70,609

                                                                 1997             1996            1995
                                                         -------------------------------------------------
       Combined revenues                                      $   301,019     $   116,472     $   125,698
       Combined costs and expenses                                260,444          87,283          99,014
       Combined income from continuing operations                  13,667          19,649          29,758

18.    DISCONTINUED OPERATIONS

        During the fourth quarter of 1996, the Company adopted a plan to dispose of the assets related to the National Association for Female Executives, Inc. (NAFE). In connection with the plan, the Company recorded a loss of $5.9 million net of related income taxes of $1,060,000 in the fourth quarter of 1996 based on the anticipated proceeds upon sale. On July 31, 1997, the Company entered into a definitive agreement to sell the assets of NAFE for $200,000, plus assumption by the buyer of the deferred membership liability. The Company incurred an additional loss of $294,000 net of related income taxes of $176,000 to complete the sale. The results of operations of NAFE have been classified as discontinued operations in the accompanying financial statements.

        Information relating to the operations of NAFE for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):


                                                           1997            1996            1995
                                                       --------------   ------------   -------------
Revenues                                               $        -          $ 5,062         $ 7,887
Costs applicable to revenues                                    -            5,090           6,001
                                                       --------------   ------------   -------------
Gross profit (loss)                                             -              (28)          1,886
Operating expenses                                              -            1,042           1,192
                                                       --------------   ------------   -------------
Income (loss) from operations                                   -           (1,070)            694
Income tax (expense) benefit                                    -              384            (264)
Loss on disposal, net of taxes                                 (294)        (5,866)            -
                                                       --------------   ------------   -------------
Income (loss) from discontinued operations               $     (294)       $(6,552)        $   430
                                                       ==============   ============   =============

        The assets and liabilities of NAFE included in the accompanying consolidated balance sheets as of December 31, 1997 and 1996 are as follows (in thousands):


                                                           1997            1996
                                                       --------------   ------------
Current assets:
       Cash                                              $   -            $     261
       Accounts receivable                                   -                  539
       Inventories                                           -                  183
       Prepaid expenses                                      -                  884
                                                       --------------   ------------
             Total current assets                            -                1,867

Current liabilities:
       Accounts payable                                      -                1,048
       Accrued liabilities                                   -                2,283
                                                       --------------   ------------
             Total current liabilities                       -                3,331
                                                       --------------   ------------
       Net current assets (liabilities)                   $  -            $  (1,464)
                                                       ==============   ============

Long-term assets:
       Property and equipment                             $  -            $      67
       Intangible assets                                     -                3,000
       Other assets                                          -                   25
                                                       --------------   ------------
             Total long-term assets                          -                3,092

Long-term liabilities:
       Deferred revenues                                     -                2,119
                                                       --------------   ------------
       Net long-term assets                               $  -            $     973
                                                       ==============   ============

AFFINITY GROUP, INC. AND SUBSIDIARIES
SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                      (IN THOUSANDS)

                                                                                    Additions
                                                                   Balance at       Charged to                        Balance at
                                                                    Beginning       Costs and                             End
                                                                    of Period        Expenses       Deductions         of Period
                                                                 ---------------- --------------- ---------------    --------------
Description:

Year ended December 31, 1997:
     Allowance for doubtful accounts receivable                   $     1,081        $       90    $     440 (a)     $      731
     Allowance for obsolete and overstock inventory                         2                 -            2 (b)              -
                                                                 ---------------- --------------- ---------------    --------------
                                                                  $     1,083        $       90    $     442         $      731
                                                                 ================ =============== ===============    ==============
Year ended December 31, 1996:
     Allowance for doubtful accounts receivable                   $       926        $      802    $     647 (a)     $    1,081
     Allowance for obsolete and overstock inventory                         -                 2            - (b)              2
                                                                 ---------------- --------------- ---------------    --------------
                                                                  $       926        $      804    $     647         $    1,083
                                                                 ================ =============== ===============    ==============

Year ended December 31, 1995:
     Allowance for doubtful accounts receivable                   $       709        $      531    $     314 (a)     $      926
     Allowance for obsolete and overstock inventory                       134                 -          134 (b)              -
                                                                 ---------------- --------------- ---------------    --------------
                                                                  $       843        $      531    $     448         $      926
                                                                 ================ =============== ===============    ==============



(a) Accounts determined to be uncollectable and charged against allowance account, net of collection on accounts previously charged against allowance account.

(b)    Amounts represent inventories written off.






ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

             ACCOUNTING AND FINANCIAL DISCLOSURE



None

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS FOR THE REGISTRANT

The executive officers and directors of the Company are as follows:

NAME                        AGE                                           POSITION
----                        ---                                           --------
Stephen Adams. . . . . .    60          Chairman of the Board
Joe McAdams. . . . . . .    54          President, Chief Executive Officer and Director
Wayne Boysen . . . . . .    67          Chairman of Affinity Bank and Affinity Insurance Group, Inc. and Director
David Frith-Smith. . . .    52          Director
Michael Schneider. . . .    43          Chief Operating Officer
Mark J. Boggess. . . . .    42          Senior Vice President and Chief Financial Officer
David Block. . . . . . .    49          Senior Vice President
Mark Dowis . . . . . . .    40          Senior Vice President
Murray S. Coker. . . . .    57          Senior Vice President
Michael R. McGuire . . .    51          President of Affinity Bank
Thomas A. Donnelly . . .    41          President of Camping World, Inc. and Director
John Ehlert. . . . . . .    52          Director
David B. Garvin. . . . .    54          Director

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

Wayne Boysen was Senior Vice President of the Company since June 1991 until his retirement on January 1, 1996 and has supervised the staff of the risk management divisions of businesses owned by Stephen Adams, including the Company, since July 1988. In addition, since their acquisition by the Company in 1995, Mr. Boysen has served as Chairman of AB and AINS. From 1966 through July 1988, Mr. Boysen owned or managed insurance agencies and provided consulting services to property and casualty insurance agencies.
Mr. Boysen has been a director of the Company since 1993.

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

David Block has been Senior Vice President of the Company since January 1993. Prior thereto and since 1988, Mr. Block held various senior management positions with the Company or its predecessor in the areas of management information systems and administration.

Mark Dowis has been Senior Vice President of the Company since January 1, 1995. Prior to 1995 and since 1992, Mr. Dowis was General Manager, Business Markets Division of the American Automobile Association ("AAA") and prior to that post, he was the Managing Director of Marketing and Research of the AAA. From 1989 to 1992, Mr. Dowis was an Associate Administrator with the U.S. Department of Transportation in Washington, DC.

Murray S. Coker is currently Senior Vice President-Marketing of AGI and oversees the marketing of all products, services and clubs for AGI. He joined Camping World in 1978 and has served in various management positions including Vice President-Mail Order, Vice President-Direct Marketing and Senior Vice President-Marketing. Prior to joining Camping World, Mr. Coker was a consultant specializing in retail systems for Management Design Associates and Deloitte & Touche. He was the Data Systems Product Line Manager for Pitney Bowes' Monarch Marketing Systems Division and a Systems Engineer for IBM Corporation.

Michael R. McGuire has been President and Chief Executive Officer of Affinity Bank since April, 1996. Prior to joining Affinity, Mr. McGuire was President and Chief Executive Officer of LaCumbre Savings Bank in Santa Barbara, California from March, 1987 through January, 1996. He has served in a senior executive capacity at several financial institutions over the past 28 years with a focus on residential and income property mortgage banking. He has served in numerous trade association capacities including as a Director of the Western League of Savings Institutions and as Chairman of the Colorado League of Savings Institutions. He currently serves as President of the California Association of Thrift and Loan Companies.

Thomas A. Donnelly has served as President of Camping World since 1986 and served as its Chief Executive Officer from 1988 until its acquisition by AGI. Mr. Donnelly joined Camping World in 1971 and served in various management positions until 1984, at which time he was promoted to Senior Vice President, Operations. Mr. Donnelly and Mr. Garvin are first cousins.

John Ehlert is the founder of Ehlert and has served as its President and Chief Executive Officer since 1976 until its acquisition by AGI. Mr. Ehlert serves on the board of directors of various trade, private and charitable organizations.

David B. Garvin founded Camping World in 1966 and served as President of Camping World from 1966 to 1986 and as its Chairman of the Board of Directors since 1986. Mr. Garvin is also a director of Trans Financial Bancorp, Inc.. Mr. Garvin and Mr. Donnelly are first cousins.

Directors are elected for terms of one year or until their successors have been duly elected.

ITEM 11:  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid by the Company to the Company's Chief Executive Officer and each of the four other highest compensated current executive officers (determined as of the end of the Company's year ended December 31, 1997) for the years ended December 31, 1997, 1996, and 1995.

                         SUMMARY COMPENSATION TABLE


                                                          ANNUAL COMPENSATION
NAME AND                                                  --------------------       OTHER ANNUAL         ALL OTHER
PRINCIPAL POSITION                            YEAR        SALARY         BONUS      COMPENSATION(1)    COMPENSATION(2)
------------------                            ----        ------         -----      ---------------    ---------------
Stephen Adams. . . . . . . . . . . . . .      1997       $699,992     $1,539,030                               $78,924
   Chairman of the Board                      1996        699,992      1,199,999                                53,953
                                              1995        699,992      1,200,000                                25,555
Joe McAdams, President . . . . . . . . .      1997         99,998        513,010                                 7,557
   Chief Executive Officer                    1996         99,996        400,000      $1,226,933(3)              6,334
                                              1995         99,996        390,000         240,000(3)              6,038
Michael Schneider. . . . . . . . . . . .      1997        206,423        318,980          56,333(3)              8,117
   Chief Operating Officer                    1996        182,145        107,157                                 7,482
                                              1995        165,072        148,070                                 7,287
Mark Boggess . . . . . . . . . . . . . .      1997        190,207        167,085                                 7,845
   Chief Financial Officer                    1996        173,326        115,000                                 7,482
                                              1995        165,072         55,250                                 7,411
Thomas A. Donnelly . . . . . . . . . . .      1997        168,750        235,980                                 4,160
   President of Camping World

-------------------
(1) Personal benefits are the lesser of (i) 10% of total annual salary and bonus (ii) $50,000, except as described in Note (3) below.

(2) Represents company contributions to 401(k) and split dollar life insurance economic benefit.

(3) Under the terms of the phantom stock agreements, Mr. Schneider received $56,333 in 1997 and Mr. McAdams received $1,226,933 in 1996 and $240,000 in
1995.

The Company does not have any outstanding stock options or restricted stock grants. The Company has phantom stock agreements for certain of its officers. See "Management Agreements with Executive Officers".

AGREEMENTS WITH EXECUTIVE OFFICERS

Mr. Adams and the Company are parties to an amended employment agreement providing for his employment as the Chairman of the Company through September 1, 1998. The base salary for Mr. Adams is $700,000 and his incentive compensation is 3% of operating profits (as defined in the agreement).

In January 1997, the Company funded a $1.0 million loan to Mr. McAdams. The loan is due on demand and is secured by an assignment and pledge of his vested phantom stock interest in the Company. In addition, in September 1997, the Company paid a $0.5 million finders fee to a company owned by Mr. McAdams.

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

The following table sets forth the current awards outstanding under the program as of December 31, 1997. As of December 31, 1997, the aggregate accrued liability under the Company's phantom stock incentive program was approximately $5.7 million.

                                                 FULL      VESTED
    OFFICER/DIRECTOR                           INTEREST    AMOUNT
    ----------------                           --------    ------
    Joe McAdams (1)                               2.00%     2.00%
    Mike Schneider (2)                            1.80%     1.80%
    Thomas A. Donnelly                            1.80%     0.27%
    Mark Boggess                                  0.75%     0.75%
    David Block (3)                               0.10%     0.10%
    Mark Dowis                                    0.33%     0.17%
    Murray S. Coker                               0.25%     0.04%
    All Other Employees                           0.10%     0.02%

-------------------
(1) In October 1995, AGI amended and extended the terms of Mr. McAdams' phantom stock agreement. Under the amended agreement, Mr. McAdams is entitled to $3.6 million payable in three equal installments beginning January 1996. In addition, Mr. McAdams was awarded a 2.0% phantom stock interest in October 1995 which vests in equal installments on the first two anniversaries of the award.

(2) Mr. Schneider and four other employees were each awarded a 0.10% phantom stock interest in January 1992. Pursuant to the terms of those phantom stock agreements, each of those employees is entitled to receive the awarded phantom stock interest in three equal installments beginning January 1997.

(3) In addition, Mr. Block entered into a phantom stock agreement with a subsidiary of AGI. Under the terms of such agreement, Mr. Block was granted a 5% phantom interest in such subsidiary vesting 1% annually beginning December 1996. The value of such phantom interest is based on the increase in the value of such subsidiary and is based on formulas that are intended to approximate the fair market value of the subsidiary.

In addition, Mr. McGuire entered into a phantom stock agreement with AB, a subsidiary of AGI. Under the terms of such agreement, Mr. McGuire was granted a 5.0% phantom interest in such subsidiary vesting 1.0% annually beginning December 1996. The value of such phantom interest is based on the increase in the value of such subsidiary and is based on formulas that are intended to approximate the fair market value of the subsidiary.

The executive's base salary and annual bonus are determined from time to time by the board of directors. In the event the executive's employment is terminated without cause, the phantom stock agreements provide for severance benefits of up to one year's base salary plus the accrued bonus for the year in which such termination occurs.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

The Company's Board of Directors determines the compensation of the executive officers. The executive officers of the Company that serve on the Board of Directors are Stephen Adams and Joe McAdams. In addition, until his retirement on January 1, 1996, Wayne Boysen was an executive officer of the Company.

Stephen Adams, the Chairman and a director of the Company, has an amended employment agreement with AGI through September 1, 1998 under which Mr. Adams receives a base salary of $700,000 plus incentive compensation of 3% of operating profits (as defined). In addition, AGI purchased in 1995 $3.0 million of subordinated notes of Adams Outdoor Advertising Limited Partnership ("AOALP") from Holding. Mr. Adams is the principal owner of Holding and AOALP. The investment and accrued interest were repaid in full on March 12, 1996. Interest on the notes was $54,000 in 1995 and $113,000 in 1996.

Joe McAdams, the President and Chief Executive Officer and a director of the Company, has phantom stock agreements with AGI pursuant to which Mr. McAdams receives $3.6 million in three annual installments which began in January 1996 and holds a 2.0% phantom stock interest which is fully vested.

Wayne Boysen, a director of the Company and former executive officer of the Company, has phantom stock agreements with AGI pursuant to which Mr. Boysen will receive $400,000 in three equal annual installments, which began in January 1996 and concluded January 1998.

In connection with the Company's acquisition of Camping World, the Company entered into consulting and non-competition agreements with David B. Garvin, a director of the Company and formerly the Chairman of Camping World, and Thomas A. Donnelly, a director of the Company and the President of Camping World. Pursuant to the consulting and non-competition agreements, the Company paid, at closing of the Camping World acquisition, $9.5 million to Mr. Garvin and $3.4 million to Mr. Donnelly. In addition, pursuant to the management incentive agreement which the Company entered into with Mr. Donnelly at the time of the acquisition of Camping World, the Company agreed, subject to Camping World achieving certain operating goals, to pay up to $6.6 million to Mr. Donnelly over the five years following the Camping World acquisition.

Messrs. Garvin and Donnelly are partners in partnerships that lease to Camping World seven facilities under long-term leases. For the year ended December 31, 1997, payments under these leases were approximately $2.4 million. The leases expire during the period April 2000 and September 2011, subject to the right of Camping World to exercise renewal options. The Company believes that such leases contain lease terms as favorable as lease terms that would be obtained from independent third parties.

John Ehlert, a director of the Company, is a partner in a partnership that leases to Ehlert its research facility under a long-term lease. For the year ended December 31, 1997, the rental payments for such facility were $35,500. The lease expires in October 1999, subject to the right of Ehlert to exercise renewal options. The Company believes that such lease contains lease terms as favorable as lease terms that would be obtained from independent third parties.

BONUS PLAN

The Company annually adopts bonus programs for employees, including executive officers other than Mr. Adams. Bonus payments are made based on achievement of specified operating results and/or objectives.

401 (k) SAVINGS AND PROFIT PLAN

The Company sponsors a deferred savings and profit sharing plan (the "401(k) Plan") qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). All employees over age 21 who have completed one year of service are eligible to participate in the 401(k) Plan. Eligible employees may contribute to the 401(k) Plan up to 15% of their salary subject to an annual maximum established under the Code and the Company matches these employee contributions at the rate of 75% up to the first 6% of the employee's salary. Employees may also make additional voluntary contributions.

OTHER BENEFIT PLAN

Company employees receive certain medical and dental benefits during their employment. A predecessor to the Company also provided eligible employees with medical, dental and life insurance coverage after retirement. The estimated future costs associated with such coverage to retirees are reserved as a liability in the Company's consolidated financial statements. Current employees are not provided medical and dental benefits upon retirement.

DIRECTOR COMPENSATION

The Company pays directors who are not employees (Messrs. Boysen, Ehlert, Frith-Smith and Garvin) director fees of $1,500 per month. In addition, Mr. Boysen, as Chairman of the operating subsidiaries Affinity Bank and Affinity Insurance Group, Inc., receives $1,500 per month from each of these subsidiaries.

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

                              BOARD OF DIRECTORS

     Stephen Adams      Joe McAdams      Wayne Boysen      David Frith-Smith
            Thomas A. Donnelly     David B. Garvin     John Elhert

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a wholly-owned subsidiary of Affinity Group Holdings, Inc. ("AGHI"), a privately-owned corporation. AGHI is a wholly-owned subsidiary of AGI Holding Corporation ("AGHC"), a privately-owned corporation. The following table sets forth, as of December 31, 1997 certain information with respect to the beneficial ownership of the Common Stock of AGHC by each shareholder who is known to the Company to beneficially own more than 5% of the outstanding shares, each executive officer and the current sole director of AGHC, and all executive officers and directors of the Company.

                                                  Number of Shares       Percent of
Name and Address of Beneficial Owner             of Stock Owned (1)     Common Stock
------------------------------------             ------------------     ------------
Stephen Adams                                        1,404.7  (2)           95.75%
     2575 Vista Del Mar Drive
     Ventura, CA   93001

Joe McAdams                                              3.0                 0.20%

Mark Boggess                                             0.2                 0.01%

All executive officers and directors as a group      1,407.9                95.96%
     (10 persons)

-------------------
(1) Except as otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares in the table.

(2) Does not include 50 shares owned by members of the Adams' family who do not reside with him.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASE AGREEMENT

Effective June 1995, the Company entered into a lease agreement for its corporate facilities in Ventura, California with AGI Real Estate Holdings, Inc. The owners of AGI Real Estate Holdings, Inc. are minority shareholders of AGHC, the Company's parent company, and are also related to Stephen Adams, the Company's Chairman. The lease extends for an initial term of 20 years. Upon execution of the lease, the Company paid $1,650,000 as initial rent and pays monthly base rent, commencing at $369,000 annually and increasing to $492,000, through year 10 of the lease. On the tenth anniversary of the lease, and extending through the term of the initial lease, either party may compel the other party to enter into a twenty-year extension. The rental rate will be set based on the fair value of the leased premises at the time of the extension. The Company believes that such lease contains lease terms as favorable as lease terms that would be obtained from independent third parties.

For a description of the employment, consulting, non-competition, management incentive and phantom stock agreements with the Company and persons serving as an executive officer or director of the Company see "Management - Agreements with Executive Officers" and "Management - Compensation Committee Interlock and Insider Participation."

For a description of leases which subsidiaries of the Company have with partnerships in which a director of the Company has a partnership interest, see "Management - Compensation Committee Interlock and Insider Participation."

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

OTHER CERTAIN TRANSACTIONS

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


     (b)  Reports on Form 8-K:

          None


     (c)  Exhibits:

          Included in Item 14 (a) (3) above.


     (d)  Financial Statement Schedules

          Included in Item 14 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Denver, State of Colorado on March 26, 1998.


AFFINITY GROUP, INC.



By             /s/
  --------------------------------
Joe B. McAdams
Chief Executive Officer



Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


             /s/                   Chief Executive Officer and Director           March 26, 1998
--------------------------------   (Principal Executive Officer)
 Joe B. McAdams


             /s/                   Senior Vice President and Chief                March 26, 1998
--------------------------------   Financial Officer
 Mark J. Boggess                   (Principal Financial and Accounting Officer)


             *                     Director                                       March 26, 1998
--------------------------------
  Stephen Adams


             *                     Director                                       March 26, 1998
--------------------------------
  David Frith-Smith

             *                     Director                                       March 26, 1998
--------------------------------
  Wayne Boysen


             *                     Director                                       March 26, 1998
--------------------------------
  Thomas A. Donnelly


             *                     Director                                       March 26, 1998
--------------------------------
  David B. Garvin


             *                     Director                                       March 26, 1998
--------------------------------
  John Elhert


*By:           /s/                                                                March 26, 1998
    ----------------------------
    (Mark J. Boggess
    Attorney-in-Fact)

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

AFFINITY GROUP, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                                   Regulation
                                                                                   S-K Exhibit
                                                                                   Table           Sequential
     Item                                                                          Reference       Page No.
     ----                                                                          ---------       --------
     Certificate of Incorporation of Affinity Group, Inc. (1)                      3.1

     Bylaws of Affinity Group, Inc. (1)                                            3.2

     Indenture dated as of October 29, 1993 by and between the
       Company and United States Trust Company of New York. (2)                    4.1

     First Supplemental Indenture dated as of May 17, 1994, by and
       between Company and United States Trust Company of New York.(6)             4.2

     Second Supplemental Indenture dated as of October 11, 1994, by
       and between Company and United States Trust Company of New York.(6)         4.3

     Third Supplemental Indenture dated as of December 21, 1995 by and
       between Company and United States Trust Company of New York.(9)             4.3a

     Fourth Supplemental Indenture dated as of February 1, 1996 by and
       between Company and United States Trust Company of New York.(9)             4.3b

     Form of 11 1/2% Senior Subordinated Notes due 2003. (2)                       4.4

     Credit Agreement dated October 11, 1994 among Affinity Group, Inc.
       and First Bank National Association, as Agent, and First National
       Association and GIRO Credit Bank, as Banks. (3)                             4.5

     First Amendment to Credit Agreement as of November 10, 1994,
       between Affinity Group, Inc. and First National Bank National
       Association, as Agent. (6)                                                  4.6

     Credit Agreement dated as of April 2, 1997 among Affinity Group,
       Inc., Fleet National Bank, as agent, and the banks named therein. (11)      4.7

     Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity
       Group, Inc. and its subsidiaries. (2)                                       10.1

     Lease for office facilities in Camarillo, California. (2)                     10.2

     Lease for office facilities in Denver, Colorado. (2)                          10.3

                                                                                   Regulation
                                                                                   S-K Exhibit
                                                                                   Table           Sequential
     Item                                                                          Reference       Page No.
     ----                                                                          ---------       --------
     Lease Agreement for office facilities in Ventura, California (7)              10.3a

     Investment in unrestricted subsidiary, assignment and assumption agreement and fourth amendment to office facility lease in
       Denver, Colorado. (4)                                                       10.4

     Employment Agreement dated August 1, 1993 between Stephen Adams and the
       Company, as amended. (2)                                                    10.5

     Phantom Stock Agreement dated January 2, 1992 between Joe McAdams and
       the Company. (2)                                                            10.6

     Phantom Stock Agreement dated January 2, 1992 between David Block and
       the Company. (2)                                                            10.7

     Phantom Stock Agreement dated January 2, 1992 between Michael Schneider
       and the Company. (2)                                                        10.8

     Phantom Stock Agreement dated January 2, 1992 between Roger Ryman
       and the Company. (2)                                                        10.9

     Phantom Stock Agreement dated January 2, 1992 between Mark J. Boggess
       and the Company. (2)                                                        10.10

     Phantom Stock Agreement dated January 2, 1992 between K. Dillon Schickli
       and the Company. (2)                                                        10.11

     Employment Agreement dated as of January 1, 1991 between Keith Urry and
       Golf Card International Corp. as amended. (2)                               10.12

     Phantom Stock Agreement dated January 2, 1992 between Wayne Boysen
       and the Company, as amended. (2)                                            10.13

     Second Phantom Stock Agreement dated April 2, 1994 between Wayne
       Boysen and the Company. (4)                                                 10.14

     Executive split-dollar life insurance agreements (4)                          10.15

     Indemnity Agreement dated October 29, 1994, by and between Affinity
       Group, Inc. and AGI Services, Inc.(6)                                       10.16

     Agreement with Cross Country Motor Club, Inc. as amended. (2)                 10.17

     Working Agreement and Service Agreement with National General
       Insurance dated October 23, 1987, as amended (2)                            10.18

     Amendment to National General Insurance Contract Dated January
       13, 1994. (1)                                                               10.19

     Amendment to Service Agreement dated March 22, 1994 by and between
       Affinity Group, Inc. and National General Insurance Company. (5)            10.20

     401 (k) Savings and Investment Plan. (2)                                      10.21

     Form of Indemnification Agreement for persons consenting to serve as
       directors upon completion of the offering and amendment thereto. (1)        10.22

                                                                                   Regulation
                                                                                   S-K Exhibit
                                                                                   Table           Sequential
     Item                                                                          Reference       Page No.
     ----                                                                          ---------       --------
     Purchase Agreement for Affinity Thrift and Loan. (8)                          10.23

     Phantom Stock Amendment dated October 10, 1995 between Joe
       McAdams and the Company.(9)                                                 10.24

     Phantom Stock Agreement dated December 19, 1995 between David
       Block and Affinity Road and Travel Club, Inc., a wholly owned
       subsidiary of the Company.(9)                                               10.25

     Agreement between Ganis Credit Corporation and the Company dated
       September, 1995.(9)                                                         10.26

     Stock Purchase Agreement for Ehlert Publishing Group, Inc. (10)               10.27

     First Amendment dated January 7, 1997 to Ehlert Stock Purchase
       Agreement. (11)                                                             10.28

     Addendum to National General Insurance Contract Dated January
       13, 1994.                                                                   10.29           66

     Agreement with Cross Country Motor Club, Inc. dated October 10,
       1997,as amended                                                             10.30           69

     Stock Purchase Agreement dated as of February 25, 1997, by and among the Shareholders of Camping World, Inc. and Affinity
       Group, Inc. (12)                                                            10.31

     Engagement Agreement between JBMC, Inc. and the Company dated
       September 8, 1996                                                           10.32           89

     Note Receivable dated December 30, 1996 between Joe McAdams
       and the Company.                                                            10.33           91

     Amendment to Employment Agreement dated August 1, 1993 between
       Stephen Adams and the Company                                               10.34           94

     Form of Phantom Stock Agreements, between certain executives
       and the Company                                                             10.35           95

     Subsidiaries of the Registrant                                                21              104

     Power of Attorney                                                             24              105

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

(11) Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference herein.

(12) Filed with the Company's Report on Form 8-K dated April 2, 1997 and incorporated by reference herein.

     A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit. Such request should be sent to Affinity Group, Inc., 64 Inverness Drive East, Englewood, Colorado 80112, Attention: Chief Financial Officer