Form 10-Q
period 1998-03-31
AFFINITY GROUP INC
filed 1998-05-13
CIK 910560

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d) of
                        The Securities Exchange Act of 1934

FOR QUARTER ENDED:                           COMMISSION FILE NUMBER
March 31, 1998                                       0-22852

          ---------------------------------------------------------------

                               AFFINITY GROUP, INC.
                 (Exact name of registrant as specified in its charter)

DELAWARE                                                    13-3377709
(State of incorporation or organization)                 (I.R.S. Employer
                                                        Identification No.)

64 Inverness Drive East                                   (303) 792-7284
Englewood, CO  80112                                 (Registrant's telephone
(Address of principal executive offices)           number, including area code)


         -----------------------------------------------------------------


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

                                  YES   X           NO
                                      -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AS OF
CLASS                                                MAY 11, 1998
-----                                                ------------
Common Stock,    $.001 par value                        2,000

                        DOCUMENTS INCORPORATED BY REFERENCE:
                                        NONE

                       AFFINITY GROUP, INC. AND SUBSIDIARIES


                                       INDEX


                                                                           PAGE
                                                                           ----
PART I.  Financial Information


     ITEM 1: FINANCIAL STATEMENTS
          Consolidated Balance Sheets                                       1
          As of March 31, 1998 and December 31, 1997

          Consolidated Statements of Operations                             2
          For the three months ended March 31, 1998 and 1997

          Consolidated Statements of Cash Flows                             3
          For the three months ended March 31, 1998 and 1997

          Notes to Consolidated Financial Statements                        4


     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF                        6
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. Other Information                                                 12


SIGNATURES                                                                 13

                       AFFINITY GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (In Thousands)
                                    (Unaudited)

                                                                                    3/31/98            12/31/97
                                                                                    -------            --------
ASSETS
      CURRENT ASSETS:
           Cash and cash equivalents                                                $50,307             $43,978
           Investments                                                                2,596               2,590
           Accounts receivable, less allowance for doubtful accounts                 21,726              25,802
           Inventories                                                               29,959              30,283
           Prepaid expenses and other assets                                         12,615              11,089
                                                                                  ---------           ---------
               Total current assets                                                 117,203             113,742

      PROPERTY AND EQUIPMENT                                                         53,679              51,559
      LOANS RECEIVABLE                                                               64,858              44,973
      INTANGIBLE ASSETS                                                             199,653             201,758
      DEFERRED TAX ASSET                                                              8,508               8,545
      RESTRICTED INVESTMENTS                                                          2,096               2,096
      OTHER ASSETS                                                                    5,679               5,391
                                                                                  ---------           ---------
                                                                                  $ 451,676           $ 428,064
                                                                                  ---------           ---------
                                                                                  ---------           ---------

LIABILITIES AND STOCKHOLDER'S EQUITY

      CURRENT LIABILITIES:
           Accounts payable                                                         $16,370             $16,334
           Accrued interest                                                           6,459               3,026
           Accrued taxes                                                             12,253               9,639
           Accrued liabiities                                                        22,099              23,498
           Customer deposits                                                         99,206              74,528
           Deferred tax liability - current                                           2,132               2,132
           Current portion of long-term debt                                          6,119               6,132
                                                                                  ---------           ---------
               Total current liabilities                                            164,638             135,289

      DEFERRED REVENUES                                                              80,667              79,572
      LONG-TERM DEBT                                                                141,104             147,729
      OTHER LONG-TERM LIABILITIES                                                     5,213               5,467
      COMMITMENTS AND CONTINGENCIES                                                       -                   -
                                                                                  ---------           ---------
                                                                                    391,622             368,057
                                                                                  ---------           ---------

      STOCKHOLDER'S EQUITY:
           Preferred stock, $.001 par value, 1,000 shares authorized,
               none issued or outstanding                                                 -                   -
           Common stock, $.001 par value, 2,000 shares authorized,
               2,000 shares issued and outstanding                                        1                   1
           Additional paid-in capital                                               151,462             151,462
           Accumulated deficit                                                      (91,409)            (91,456)
                                                                                  ---------           ---------
               Total stockholder's equity                                            60,054              60,007
                                                                                  ---------           ---------
                                                                                  $ 451,676           $ 428,064
                                                                                  ---------           ---------
                                                                                  ---------           ---------


See notes to consolidated financial statements.

                     AFFINITY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                  (Unaudited)

                                                          THREE MONTHS ENDED
                                                        ---------------------
                                                        3/31/98       3/31/97
                                                        -------       -------
REVENUES:
    Membership services                                 $29,716       $24,250
    Publications                                         12,599         9,733
    Merchandise                                          37,825           ---
                                                        -------       -------
                                                         80,140        33,983



COSTS APPLICABLE TO REVENUES:
    Membership services                                  18,725        14,545
    Publications                                         10,324         7,705
    Merchandise                                          25,607           ---
                                                        -------       -------
                                                         54,656        22,250

GROSS PROFIT                                             25,484        11,733

OPERATING EXPENSES:
    Selling, general and administrative                  17,885         4,225
    Depreciation and amortization                         3,527         2,093
                                                        -------       -------
                                                         21,412         6,318
                                                        -------       -------
INCOME FROM OPERATIONS                                    4,072         5,415

NON-OPERATING ITEMS:
    Interest expense, net                                (4,122)       (4,090)
    Other non-operating income, net                         134             8
                                                        -------       -------
                                                         (3,988)       (4,082)
                                                        -------       -------
INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                             84         1,333

INCOME TAX EXPENSE                                          (37)         (698)
                                                        -------       -------

NET INCOME                                                 $ 47        $  635
                                                        -------       -------
                                                        -------       -------

See notes to consolidated financial statements.

                     AFFINITY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                           THREE MONTHS ENDED
                                                            1998         1997
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                          $     47    $     635
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Deferred tax provision                                  37          261
      Depreciation and amortization                        3,527        2,093
      Provision for losses on accounts receivable            230           36
      Deferred compensation                                    -          300
      Loss on disposal of property and equipment               3            7
      Changes in operating assets and liabilities
         (net of purchased businesses):
         Accounts receivable                               3,846        1,241
         Inventories                                         324          816
         Restricted investments                               (6)           -
         Prepaids and other assets                        (1,814)      (2,212)
         Accounts payable                                     36        1,148
         Accrued and other liabilities                     4,394        1,453
         Deferred revenues                                 1,095        1,181
         Net assets and liabilities of discontinued
           operations                                          -         (222)
                                                          ------       ------
            Net cash provided by operating activities     11,719        6,737
                                                          ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                  (3,529)        (562)
    Net changes in intangible assets                         (16)        (211)
    Net changes in loans receivable                      (19,885)         756
    Purchase of investments                                    -          350
    Purchase of Ehlert Publishing Group, Inc.                  -      (20,800)
                                                          ------       ------
            Net cash used in investing activities        (23,430)     (20,467)
                                                          ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contribution from Parent                           -        5,000
    Net change in customer deposits                       24,678        2,761
    Borrowings on long-term debt                           9,898       23,950
    Principal payments of long-term debt                 (16,536)     (10,547)
                                                          ------       ------
            Net cash provided by financing activities     18,040       21,164
                                                          ------       ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  6,329        7,434

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            43,978        4,278
                                                          ------       ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $ 50,307    $  11,712
                                                          ------       ------
                                                          ------       ------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                 721          690
    Income Taxes                                              81           16

See notes to consolidated financial statements.

                       AFFINITY GROUP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


(1)  BASIS OF PRESENTATION


The financial statements included herein include the accounts of Affinity Group, Inc., and subsidiaries (the "Company") without audit, in accordance with generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's 10-K report for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

On March 6, 1997, the Company acquired the stock of Ehlert Publishing Group ("EPG"). EPG is a specialty publisher of sports and recreation magazines focusing on five niches: snowmobiling, personal watercraft, archery, all-terrain vehicles and motorcycles. Further, on April 2, 1997, the Company acquired the common stock of Camping World, Inc. ("CWI"). CWI is a national specialty retailer of merchandise and services for RV owners. The operating results of EPG and CWI have been included in the Company's consolidated results of operations from the dates of acquisition. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets and liabilities of EPG and CWI have been recorded at the estimated fair market value at the dates of the acquisitions.

Certain reclassifications of prior year amounts have been made to conform to the current presentation.


(2) RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components. It requires that all changes in equity during a period, except those resulting from investment by owners and distributions to owners, be reported as a component of comprehensive income and that comprehensive income be displayed in annual financial statements with the same prominence as other financial statements that constitute a full set of financial statements. The Company's comprehensive income for the three months ended March 31, 1998 and 1997 is the same amount as the Company's net income for these periods.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments. SFAS No. 131 will be first reflected in the Company's 1998 Annual Report.

                       AFFINITY GROUP, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS





ITEM 2:


The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:



                                                                      THREE MONTHS ENDED
                                                        ------------------------------------------------
                                                        3/31/98               3/31/97           Inc/(Dec)
                                                        -------               -------           --------
REVENUES:
       Membership services                                 37.1%                71.4%              22.5%
       Publications                                        15.7%                28.6%              29.4%
       Merchandise                                         47.2%                  ---                ---
                                                          ------               ------             ------
                                                          100.0%               100.0%             135.8%



COSTS APPLICABLE TO REVENUES:
       Membership services                                 23.3%                42.8%              28.7%
       Publications                                        12.9%                22.7%              34.0%
       Merchandise                                         32.0%                  ---                ---
                                                          ------               ------             ------
                                                           68.2%                65.5%             145.6%

                                                          ------               ------             ------
GROSS PROFIT                                               31.8%                34.5%             117.2%

OPERATING EXPENSES:
       Selling, general and administrative                 22.3%                12.4%             323.3%
       Depreciation and amortization                        4.4%                 6.2%              68.5%
                                                          ------               ------             ------
                                                           26.7%                18.6%             238.9%
                                                          ------               ------             ------

INCOME FROM OPERATIONS                                      5.1%                15.9%             (24.8%)

NON-OPERATING ITEMS:
       Interest expense, net                               (5.2%)              (12.0%)              0.8%
       Other non-operating income, net                      0.2%                  ---                ---
                                                          ------               ------             ------
                                                           (5.0%)              (12.0%)             (2.3%)
                                                          ------               ------             ------

INCOME FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                                  0.1%                 3.9%             (93.7%)

INCOME TAX EXPENSE                                           ---                (2.0%)            (94.7%)
                                                          ------               ------             ------

NET INCOME                                                  0.1%                 1.9%             (92.6%)
                                                          ------               ------             ------
                                                          ------               ------             ------

                               RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1998
COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

REVENUES

Revenues of $80.1 million for the first quarter of 1998 increased by approximately $46.2 million or 135.8% from the comparable period in 1997. Excluding the Ehlert operations acquired March 1997 and the Camping World operations acquired April 1997, revenues were $35.9 million for the first quarter of 1998 compared to $32.8 million for the comparable period in 1997, a 9.5% increase.

Membership services revenues of $29.7 million for the first quarter of 1998 increased by approximately $5.5 million from the comparable period in 1997. Excluding the Camping World membership services operations, membership services revenue increased by approximately $2.5 million to $26.8 million, a 10.4% increase. This revenue increase was largely attributable to a $1.8 million increase in financial and insurance services revenue, a $1.1 million increase in ancillary product revenue consisting of a $0.9 million increase from the extended vehicle warranty program, an $0.8 million increase from the Rapid Response emergency road service contracts acquired August 4, 1997, and a $0.6 million decrease due to reduced GoodSam emergency road service enrollment, which were partially offset by a membership services revenue decrease of $0.4 million principally associated with reduced Coast to Coast Club enrollment.

Publication revenue of $12.6 million for the first quarter of 1998 increased by $2.9 million from the comparable period in 1997. Excluding Ehlert, publication revenue increased by approximately $0.6 million largely attributable to increased revenue from TRAILER LIFE CAMPGROUND/ RV PARK AND SERVICES DIRECTORY and new books mailed.

Merchandise revenue was $37.8 million and was related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at January 1, 1997, merchandise revenue for the quarter increased $0.2 million or 0.5%. This increase was principally attributable to a $0.7 million increase in mail order sales which was partially offset by a $0.5 million decrease in retail showroom sales.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $54.7 million for the first quarter of 1998, an increase of $32.4 million or 145.6% over the comparable period in 1997. Excluding the Ehlert and Camping World operations, costs applicable to revenues increased $3.5 million for the first quarter of 1998 compared to the first quarter of 1997, a 16.5% increase.

Membership services costs and expenses increased by approximately $4.2 million or 28.7% to $18.7 million in the first quarter of 1998 compared to $14.5 million in 1997. Excluding the Camping World acquisition, membership services costs increased $2.9 million to $17.4 million largely as a result of increased expenses of $1.9 million associated with the financial and insurance services, $0.9 million associated with the increase in extended warranty policies, and $0.5 million in costs associated with the Rapid Response emergency road service contracts. These increases were partially offset by $0.4 million in reduced expenses for the Coast to Coast Clubs.

Publication costs and expenses of $10.3 million for the first quarter of 1998 increased $2.6 million or 34.0% compared to the first quarter of 1997. Excluding the Ehlert and Camping World acquisitions, costs increased by $0.7 million over the comparable period in 1997. This increase was primarily due to increased book sales, and increases in promotion, postage, website costs and other related expenses.

Merchandise costs applicable to revenues were $25.6 million and were related entirely to Camping World acquired in April 1997. On a pro forma basis, assuming the Camping World acquisition had occurred at January 1, 1997, merchandise costs for the quarter decreased $0.4 million. In addition to the corresponding $0.2 million increase attributable to the increase in merchandise sales, the gross profit margin increased by $0.6 million from 30.8% in the first quarter of 1997 to 32.3% for the same period in 1998.

OPERATING EXPENSES

Selling, general and administrative expenses of $17.9 million for the first quarter of 1998 were $13.7 million over the first quarter of 1997. Excluding the Camping World and Ehlert acquisitions, general and administrative expenses increased by $0.5 million compared to the prior year primarily as a result of an increase of $0.6 million in expenses for consulting and professional services and $0.2 million increase in wage-related expenses, which were partially offset by no accrual for deferred executive compensation in the first quarter of 1998. Depreciation and amortization expenses of $3.5 million were $1.4 million over the first quarter of 1997. This variance was principally due to depreciation and amortization of assets attributable to the Ehlert and Camping World acquisitions.

INCOME FROM OPERATIONS

Income from operations for the first quarter of 1998 decreased by $1.3 million or 24.8% to $4.1 million compared to $5.4 million for the first quarter of 1997. Excluding income from operations recognized from the acquired operations of Camping World and Ehlert, income from operations decreased by $0.8 million.
This decrease was due to increased operating expenses of $0.3 million, decreased gross profit from the membership services segment of $0.3 million, and decreased publication gross profit of $0.2 million.

NON-OPERATING EXPENSES

Non-operating expenses were $4.0 million for the first quarter of 1998 and remained relatively unchanged as compared to $4.1 million for the same period in 1997.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

Income from continuing operations before income taxes in the first quarter of 1998 was approximately $84,000 compared to $1.3 million for the first quarter of 1997. This decrease was principally due to the increase in depreciation and amortization resulting from the Ehlert and Camping World acquisitions.

INCOME TAX EXPENSE

In the first quarter of 1998, the Company recognized a $37,000 tax expense compared to $0.7 million tax expense in the first quarter of 1997.

NET INCOME

The net loss in the first quarter of 1998 was $47,000 compared to net income of $0.6 million for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the Company's senior subordinated debt and the Senior Credit Facility ("SCF") totaled $146.0 million compared to $153.9 million at December 31, 1997.

Cash, cash equivalents and investments totaled $52.9 million at March 31, 1998 compared to $46.6 million at December 31, 1997. Included in the March 31, 1997 cash, cash equivalents and investments is $45.9 million which is restricted for use by Affinity Bank (AB) and Affinity Insurance Group (AINS) subsidiaries. The assets of AB and AINS are subject to regulatory restrictions on dividends or other distributions to the Company and are unavailable to reduce Company debt. In addition, both AB and AINS, although required to be consolidated with the Company, are recognized as "unrestricted" or non-guarantying subsidiaries as defined in the SCF, as discussed further below, and AB only is an "unrestricted" subsidiary under the terms of the $120.0 million 11.5% senior subordinated notes of the Company.

Both AB and AINS are subject to regulatory guidelines which, among other things, stipulate the minimum capital requirements for each entity based on certain operating ratios. The Company was not required to contribute and did not contribute capital to AB and AINS during the first quarter of 1998 to maintain these ratios. It is anticipated that capital contributions of $1.0 million will be made to AB during 1998.

The $75.0 million SCF provides a term loan of $30.0 million (reducing in quarterly principal installments of $1.5 million) and a $45.0 million revolving credit line. The interest on borrowings under the senior credit facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates (LIBOR), plus an applicable margin ranging from 0.75% to 2.75% over the stated rates. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The SCF is secured by a security interest in the assets of the Company and its subsidiaries and a pledge of the stock of the Company and its subsidiaries. The AGI Indenture ("Indenture"), dated October 29, 1993, limits borrowings under the SCF to 150% of the Company's consolidated cashflow (as defined) for the preceding four fiscal quarters. At March 31, 1998, $2.0 million was outstanding and permitted borrowings under the undrawn revolving credit line of the SCF were $43.0 million. At March 31, 1998, $24.0 million remained outstanding under the term portion of the SCF.

The SCF and Indenture allow for, among other things, the distribution of payments by the Company to Affinity Group Holding, Inc. ("AGHI") to service the semi-annual interest due on the AGHI $130.0 million 11% senior notes and the annual amounts due under the Camping World Management Incentive Agreements.
Such distributions are subject to the Company's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness.

During the three months ended March 31, 1998, payments under the terms of several phantom stock agreements totaled $1.8 million. Additional phantom stock payments of $0.2 million are scheduled to be made for the remainder of 1998.

Capital expenditures in the three months ended March 31, 1998 totaled $3.5 million compared to capital expenditures of $0.6 million during the same period in 1997. This increase is partially attributable to the $1.3 million purchase of a commercial building by Affinity Bank, for Affinity Bank's corporate headquarters and branch office. The balance of the increase is primarily computer software and hardware, of which the largest component is an enhanced retail merchandising system for Camping World's retail operations. Capital expenditures are anticipated to be approximately $4.5 million for the remainder of 1998. The anticipated expenditures include the purchase of the Bolingbrook, IL Camping World supercenter, currently under lease, along with the addition of two new Camping World supercenters, continued enhancements to membership marketing databases, inbound and outbound telecommunications, and computer software and hardware.

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

This filing contains statements that are "forward looking statements," and includes, among other things, discussions of the Company's business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integration of acquired operations and the achievement of financial benefits and operational efficiencies in connections with acquisitions. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes and competition, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward looking statements made by the Company ultimately prove to be accurate.

PART II:  OTHER INFORMATION


     Items 1-6:  Not Applicable

SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AFFINITY GROUP, INC.


                                        /S/  Mark J. Boggess
                                        -----------------------
Date:  May 11, 1998                     Mark J. Boggess
                                        Senior Vice President
                                        Chief Financial Officer