Form 10-Q
period 1998-06-30
AFFINITY GROUP INC
filed 1998-08-03
CIK 910560

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of
                     The Securities Exchange Act of 1934

FOR QUARTER ENDED:                                     COMMISSION FILE NUMBER
June 30, 1998                                                    0-22852

-------------------------------------------------------------------------------

                           AFFINITY GROUP, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                      13-3377709
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

64 Inverness Drive East                                     (303) 792-7284
Englewood, CO  80112                                  (Registrant's telephone
(Address of principal executive offices)           number, including area code)

-------------------------------------------------------------------------------

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

                            YES  X           NO
                                ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          OUTSTANDING AS OF
CLASS                                                       JULY 31, 1998
------                                                    -----------------
Common Stock, $.001 par value                                   2,000

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     NONE

                    AFFINITY GROUP, INC. AND SUBSIDIARIES


                                    INDEX
                                    -----

                                                                         PAGE
                                                                         ----
PART I.  Financial Information

     ITEM 1:  FINANCIAL STATEMENTS

              Consolidated Balance Sheets                                 1
              As of June 30, 1998 and December 31, 1997

              Consolidated Statements of Operations                       2
              For the three months ended June 30, 1998 and 1997

              Consolidated Statements of Operations                       3
              For the six months ended June 30, 1998 and 1997

              Consolidated Statements of Cash Flows                       4
              For the six months ended June 30, 1998 and 1997

              Notes to Consolidated Financial Statements                  5


     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     7
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  Other Information                                              17


SIGNATURES                                                               18

                    AFFINITY GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1998 AND DECEMBER 31, 1997
                               (In Thousands)
                                 (Unaudited)

                                                                         6/30/98          12/31/97
                                                                      -----------       -----------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                        $   27,572       $   43,978
      Investments                                                           2,447            2,590
      Accounts receivable, less allowance for doubtful accounts            23,023           25,802
      Inventories                                                          37,234           30,283
      Prepaid expenses and other assets                                    14,685           11,089
                                                                      -----------       -----------
         Total current assets                                             104,961          113,742

   PROPERTY AND EQUIPMENT                                                  56,482           51,559
   LOANS RECEIVABLE                                                        91,219           44,973
   INTANGIBLE ASSETS                                                      197,570          201,758
   DEFERRED TAX ASSET                                                       4,528            8,545
   RESTRICTED INVESTMENTS                                                   1,997            2,096
   OTHER ASSETS                                                             5,948            5,391
                                                                      -----------       -----------
                                                                        $ 462,705        $ 428,064
                                                                      -----------       -----------
                                                                      -----------       -----------

LIABILITIES AND STOCKHOLDER'S EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                                  $  26,662       $   16,334
      Accrued interest                                                      2,896            3,026
      Accrued taxes                                                         9,201            9,639
      Accrued liabilities                                                  19,455           23,498
      Customer deposits                                                   104,959           74,528
      Deferred tax liability - current                                      2,132            2,132
      Current portion of long-term debt                                     6,554            6,132
                                                                      -----------       -----------
         Total current liabilities                                        171,859          135,289

   DEFERRED REVENUES                                                       84,373           79,572
   LONG-TERM DEBT                                                         145,636          147,729
   OTHER LONG-TERM LIABILITIES                                              5,204            5,467
   COMMITMENTS AND CONTINGENCIES                                              ---              ---
                                                                      -----------       -----------
                                                                          407,072          368,057
                                                                      -----------       -----------

   STOCKHOLDER'S EQUITY:
      Preferred stock, $.001 par value, 1,000 shares authorized,
         none issued or outstanding                                           ---              ---
      Common stock, $.001 par value, 2,000 shares authorized,
         2,000 shares issued and outstanding                                    1                1
      Additional paid-in capital                                          143,290          151,462
      Accumulated deficit                                                 (87,658)         (91,456)
                                                                      -----------       -----------
         Total stockholder's equity                                        55,633           60,007
                                                                      -----------       -----------
                                                                        $ 462,705        $ 428,064
                                                                      -----------       -----------
                                                                      -----------       -----------

See notes to consolidated financial statements.

                      AFFINITY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                     --------------------------------
                                                        6/30/98             6/30/97
                                                     ------------       -------------
REVENUES:
   Membership services                               $   33,998         $   30,024
   Publications                                          11,576             10,618
   Merchandise                                           55,269             51,305
                                                     ------------       -------------
                                                        100,843             91,947

COSTS APPLICABLE TO REVENUES:
   Membership services                                   21,364             16,861
   Publications                                           8,736              7,447
   Merchandise                                           36,729             34,523
                                                     ------------       -------------
                                                         66,829             58,831

GROSS PROFIT                                             34,014             33,116

OPERATING EXPENSES:
   Selling, general and administrative                   18,652             17,801
   Depreciation and amortization                          3,558              3,600
                                                     ------------       -------------
                                                         22,210             21,401
                                                     ------------       -------------

INCOME FROM OPERATIONS                                   11,804             11,715

NON-OPERATING ITEMS:
   Interest expense, net                                 (4,137)            (4,090)
   Other non-operating income, net                           69                 34
                                                     ------------       -------------
                                                         (4,068)            (4,056)
                                                     ------------       -------------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND EXTRAORDINARY ITEM                    7,736              7,659

INCOME TAX EXPENSE                                       (3,980)            (3,391)
                                                     ------------       -------------

INCOME BEFORE EXTRAORDINARY ITEM                          3,756              4,268

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, less
     applicable income tax benefit of $145                  ---               (241)
                                                     ------------       -------------

NET INCOME                                           $    3,756         $    4,027
                                                     ------------       -------------
                                                     ------------       -------------

See notes to consolidated financial statements.

                      AFFINITY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                                   SIX MONTHS ENDED
                                            ------------------------------
                                              6/30/98            6/30/97
                                            ----------         -----------
REVENUES:
   Membership services                      $   63,714         $   54,274
   Publications                                 24,175             20,351
   Merchandise                                  93,094             51,305
                                            ----------         -----------
                                               180,983            125,930

COSTS APPLICABLE TO REVENUES:
   Membership services                          40,089             31,406
   Publications                                 19,060             15,152
   Merchandise                                  62,336             34,523
                                            ----------         -----------
                                               121,485             81,081

GROSS PROFIT                                    59,498             44,849

OPERATING EXPENSES:
   Selling, general and administrative          36,537             22,026
   Depreciation and amortization                 7,085              5,693
                                            ----------         -----------
                                                43,622             27,719
                                            ----------         -----------

INCOME FROM OPERATIONS                          15,876             17,130

NON-OPERATING ITEMS:
   Interest expense, net                        (8,259)            (8,180)
   Other non-operating income, net                 203                 42
                                            ----------         -----------
                                                (8,056)            (8,138)
                                            ----------         -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND EXTRAORDINARY ITEM           7,820              8,992

INCOME TAX EXPENSE                              (4,017)            (4,089)
                                            ----------         -----------

INCOME BEFORE EXTRAORDINARY ITEM                 3,803              4,903

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, less
     applicable income tax benefit of $145         ---               (241)
                                            ----------         -----------


NET INCOME                                  $    3,803          $   4,662
                                            ----------         -----------
                                            ----------         -----------

See notes to consolidated financial statements.

                      AFFINITY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                      6/30/98             6/30/97
                                                                   -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $      3,803         $    4,662
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Deferred tax provision                                               4,017              3,609
     Depreciation and amortization                                        7,085              5,693
     Provision for losses on accounts receivable                            179                252
     Deferred compensation                                                  ---                300
     (Gain) Loss on disposal of property and equipment                       (1)                 9
     Extraordinary item                                                     ---                386
     Changes in operating assets and liabilities (net of
        purchased businesses):
        Accounts receivable                                               2,600             (1,151)
        Inventories                                                      (6,951)              (698)
        Restricted investments                                              143             (1,042)
        Prepaids and other assets                                        (4,153)            (3,042)
        Accounts payable                                                 10,328             (1,143)
        Accrued and other liabilities                                    (4,874)            (4,594)
        Deferred revenues                                                 4,801              5,539
        Net assets and liabilities of discontinued operations               ---             (1,395)
                                                                   -------------        ------------
           Net cash provided by operating activities                     16,977              7,385
                                                                   -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (7,790)            (1,700)
   Net changes in intangible assets                                         (29)            (3,491)
   Net changes in loans receivable                                      (46,246)            (6,210)
   Sale of investments                                                       99                 31
   Purchase of Ehlert Publishing Group, Inc.                                ---            (20,800)
   Purchase of Camping World, Inc., net of cash acquired                    ---            (97,418)
                                                                   -------------        ------------
           Net cash used in investing activities                        (53,966)          (129,588)
                                                                   -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution from Parent                                         ---            126,016
   Dividends paid                                                        (8,177)               ---
   Net change in customer deposits                                       30,431             16,170
   Borrowings on long-term debt                                          30,348             57,150
   Principal payments of long-term debt                                 (32,019)           (54,588)
                                                                   -------------        ------------
           Net cash provided by financing activities                     20,583            144,748
                                                                   -------------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (16,406)            22,545

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         43,978              4,278
                                                                   -------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $     27,572         $   26,823
                                                                   -------------        ------------
                                                                   -------------        ------------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                               8,471              8,232
   Income Taxes                                                           5,158                279



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

(2) RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components. It requires that all changes in equity during a period, except those resulting from investment by owners and distributions to owners, be reported as a component of comprehensive income and that comprehensive income be displayed in annual financial statements with the same prominence as other financial statements that constitute a full set of financial statements. The Company's comprehensive income for the six months ended June 30, 1998 and 1997 is the same amount as the Company's net income for these periods.

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

                      AFFINITY GROUP, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


ITEM 2:

The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

                                                                 THREE MONTHS ENDED
                                                  ------------------------------------------------
                                                    6/30/98            6/30/97           Inc/(Dec)
                                                  ----------         ----------         ----------
REVENUES:
   Membership services                                 33.7%            32.7%              13.2%
   Publications                                        11.5%            11.5%               9.0%
   Merchandise                                         54.8%            55.8%               7.7%
                                                  ----------         ----------         ----------
                                                      100.0%           100.0%               9.7%

COSTS APPLICABLE TO REVENUES:
   Membership services                                 21.2%            18.3%              26.7%
   Publications                                         8.7%             8.1%              17.3%
   Merchandise                                         36.4%            37.6%               6.4%
                                                  ----------         ----------         ----------
                                                       66.3%            64.0%              13.6%

                                                  ----------         ----------         ----------
GROSS PROFIT                                           33.7%            36.0%               2.7%

OPERATING EXPENSES:
   Selling, general and administrative                 18.5%            19.4%               4.8%
   Depreciation and amortization                        3.5%             3.9%              (1.2%)
                                                  ----------         ----------         ----------
                                                       22.0%            23.3%               3.8%
                                                  ----------         ----------         ----------

INCOME FROM OPERATIONS                                 11.7%            12.7%               0.8%


NON-OPERATING ITEMS:
   Interest expense, net                               (4.1%)           (4.4%)              1.1%
   Other non-operating income, net                      0.1%              ---             102.9%
                                                  ----------         ----------         ----------
                                                       (4.0%)           (4.4%)              0.3%
                                                  ----------         ----------         ----------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND EXTRAORDINARY ITEM                  7.7%             8.3%               1.0%

INCOME TAX EXPENSE                                     (4.0%)           (3.7%)             17.4%
                                                  ----------         ----------         ----------

INCOME BEFORE EXTRAORDINARY ITEM                        3.7%             4.6%             (12.0%)

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, less
     applicable income tax benefit of $145              ---             (0.2%)              ---
                                                  ----------         ----------         ----------

NET INCOME                                              3.7%             4.4%              (6.7%)
                                                  ----------         ----------         ----------
                                                  ----------         ----------         ----------

                      AFFINITY GROUP, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2:

The following table is derived from the Company's Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

                                                                     SIX MONTHS ENDED
                                                       ----------------------------------------------
                                                        6/30/98            6/30/97          Inc/(Dec)
                                                       ---------          --------         ----------
REVENUES:
   Membership services                                    35.2%             43.1%             17.4%
   Publications                                           13.4%             16.2%             18.8%
   Merchandise                                            51.4%             40.7%             81.5%
                                                       ---------          --------         ----------
                                                         100.0%            100.0%             43.7%

COSTS APPLICABLE TO REVENUES:
   Membership services                                    22.2%             24.9%             27.6%
   Publications                                           10.5%             12.0%             25.8%
   Merchandise                                            34.4%             27.5%             80.6%
                                                       ---------          --------         ----------
                                                          67.1%             64.4%             49.8%

                                                       ---------          --------         ----------
GROSS PROFIT                                              32.9%             35.6%             32.7%

OPERATING EXPENSES:
   Selling, general and administrative                    20.2%             17.5%             65.9%
   Depreciation and amortization                           3.9%              4.5%             24.5%
                                                       ---------          --------         ----------
                                                          24.1%             22.0%             57.4%
                                                       ---------          --------         ----------

INCOME FROM OPERATIONS                                     8.8%             13.6%             (7.3%)

NON-OPERATING ITEMS:
   Interest expense, net                                  (4.6%)            (6.5%)             1.0%
   Other non-operating income, net                         0.1%               ---            383.3%
                                                       ---------          --------         ----------
                                                          (4.5%)            (6.5%)            (1.0%)
                                                       ---------          --------         ----------
INCOME FROM CONTINUING OPERATIONS  BEFORE
   INCOME TAXES AND EXTRAORDINARY ITEM                     4.3%              7.1%            (13.0%)

INCOME TAX EXPENSE                                        (2.2%)            (3.2%)            (1.8%)
                                                       ---------          --------         ----------

INCOME BEFORE EXTRAORDINARY ITEM                           2.1%              3.9%            (22.4%)

EXTRAORDINARY ITEM:
   Loss on early extinguishment of debt, less
     applicable income tax benefit of $145                  ---             (0.2%)              ---
                                                       ---------          --------         ----------

NET INCOME                                                 2.1%              3.7%            (18.4%)
                                                       ---------          --------         ----------
                                                       ---------          --------         ----------

                             RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1998
COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

REVENUES

Revenues of $100.8 million for the second quarter of 1998 increased by approximately $8.9 million or 9.7% from the comparable period in 1997.

Membership services revenues of $34.0 million for the second quarter of 1998 increased by approximately $4.0 million from the comparable period in 1997, a 13.2% increase. This revenue increase was largely attributable to a $2.0 million increase in financial and insurance services revenue, a $2.2 million increase from the extended vehicle warranty program, and a $1.1 million increase from the Rapid Response emergency road service contracts acquired August 4, 1997. These increases were partially offset by a membership services revenue decrease of approximately $0.9 million primarily associated with reduced Coast to Coast Club enrollment and a $0.4 million revenue decrease associated with member events.

Publication revenue of $11.6 million for the second quarter of 1998 increased by $1.0 million from the comparable period in 1997. This revenue increase was largely attributable to additional issues published by EPG.

Merchandise revenue was $55.3 million and was related entirely to the acquisition of CWI in April 1997. Merchandise revenue for the quarter increased $4.0 million or 7.7%. This increase was principally attributable to a $2.5 million increase in retail sales and a $1.4 million increase in mail order sales resulting from increased promotional efforts, and an increase in catalogs distributed.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $66.8 million for the second quarter of 1998, an increase of $8.0 million or 13.6% over the comparable period in 1997.

Membership services costs and expenses increased by approximately $4.5 million or 26.7% to $21.4 million in the second quarter of 1998 compared to $16.9 million in 1997. This increase was largely as a result of increased expenses of $2.2 million associated with financial and insurance services, $2.0 million associated with the increase in extended warranty policies, and $1.1 million in costs associated with the Rapid Response emergency road service contracts. This increase was partially offset by $0.8 million in reduced expenses for membership services, primarily due to reduced enrollment in the Coast to Coast Club.

Publication costs and expenses of $8.7 million for the second quarter of 1998 increased $1.3 million or 17.3% compared to the second quarter of 1997. This increase consisted of $0.7 million associated with increased issues published by EPG, $0.3 million due to increased book sales, and $0.3 million in other expenses, primarily increased marketing efforts for the TRAILER LIFE CAMPGROUND/ RV PARK & SERVICES DIRECTORY.

Merchandise costs applicable to revenues were $36.7 million and related entirely to CWI acquired in April 1997. The $2.2 million increase in merchandise costs for the quarter was primarily attributable to the 7.7% increase in merchandise sales. The gross profit margin increased by $1.8 million from 32.7% in the second quarter of 1997 to 33.5% for the same period in 1998. The increase in the gross profit margin was primarily due the consolidation of vendor product lines and the utilization of enhanced merchandising software.

OPERATING EXPENSES

Selling, general and administrative expenses of $18.7 million for the second quarter of 1998 were $0.9 million over the comparable period in 1997. This increase was primarily as a result of increased CWI promotional efforts, and an increase in computer consulting, which included Year 2000 conversion efforts, and wage-related expenses. Depreciation and amortization expenses of $3.6 million remained relatively unchanged from the second quarter of 1997.

INCOME FROM OPERATIONS

Income from operations for the second quarter of 1998 increased by $0.1 million or 0.8% to $11.8 million compared to $11.7 million for the second quarter 1997. This net increase was due to a $1.8 million increase in gross profit from the merchandise segment, largely offset by increased operating expenses of $0.8 million, decreased gross profit from the membership services segment of $0.5 million, and decreased publication gross profit of $0.3 million.

NON-OPERATING EXPENSES

Non-operating expenses were $4.1 million for the second quarter of 1998 and remained relatively unchanged as compared to the same period in 1997.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Income from continuing operations before income taxes and extraordinary item in the second quarter of 1998 was approximately $7.7 million and remained relatively unchanged as compared to the second quarter of 1997.

INCOME TAX EXPENSE

In the second quarter of 1998, the Company recognized a $4.0 million tax expense compared to $3.4 million tax expense in the second quarter of 1997.

EXTRAORDINARY ITEM

The Company refinanced its senior term and revolving credit facilities April 2, 1997. As a result, the Company incurred a write-off of unamortized financing cost of $0.2 million, net of tax.

NET INCOME

The net income in the second quarter of 1998 was $3.8 million compared to net income of $4.0 million for the same period in 1997.

SIX MONTHS ENDED JUNE 30, 1998
COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

REVENUES

Revenues of $181.0 million for the six months ended June 30, 1998 increased by approximately $55.1 million or 43.7% from the comparable period in 1997. Excluding the EPG operations acquired March 1997 and the CWI operations acquired April 1997, revenues were $74.6 million for the first six months of 1998 compared to $67.2 million for the comparable period in 1997, an 11.1% increase.

Membership services revenues of $63.7 million for the first six months of 1998 increased by approximately $9.4 million from the comparable period in 1997. Excluding the CWI membership services operations, membership services revenue increased by approximately $6.8 million to $57.6 million, a 13.3% increase. This revenue increase was largely attributable to a $3.8 million increase in financial and insurance services revenue, a $3.2 million increase from the extended vehicle warranty program, and a $1.8 million increase from the Rapid Response emergency road service contracts acquired August 4, 1997. These increases were partially offset by a membership services revenue decrease of $1.3 million, principally associated with reduced Coast to Coast Club enrollment, a $0.4 million revenue decrease from reduced Good Sam emergency road service enrollment, and a net $0.3 million decrease in revenue associated with ancillary products.

Publication revenue of $24.2 million for the first six months of 1998 increased by $3.8 million from the comparable period in 1997. Excluding EPG, publication revenue increased by approximately $0.6 million largely attributable to increased revenue from new book title sales.

Merchandise revenue was $93.1 million and was related entirely to CWI acquired in April 1997. On a pro forma basis, assuming the CWI acquisition had occurred at January 1, 1997, merchandise revenue for the first six months increased $4.1 million or 4.7%. This increase was principally attributable to a $2.1 million increase in mail order sales and a $2.0 million increase in retail sales resulting from increased promotional efforts.

COSTS APPLICABLE TO REVENUES

Costs applicable to revenues totaled $121.5 million for the first six months of 1998, an increase of $40.4 million or 49.8% over the comparable period in 1997. Excluding the EPG and CWI operations, costs applicable to revenues increased $8.5 million for the first six months of 1998 compared to 1997, a 20.1% increase.

Membership services costs and expenses increased by approximately $8.7 million or 27.6% to $40.1 million in the first six months of 1998 compared to $31.4 million in 1997. Excluding the CWI acquisition, membership services costs increased $7.2 million to $37.4 million largely as a result of increased expenses of $4.0 million associated with the financial and insurance services, $2.9 million associated with the increase in extended warranty policies, and $1.6 million in costs associated with the Rapid Response emergency road service contracts. These increases were partially offset by $1.0 million in reduced membership services expenses, primarily associated with the Coast to Coast Clubs, and $0.3 million in reduced expenses associated with ancillary products and services.

Publication costs and expenses of $19.1 million for the first six months of 1998 increased $3.9 million or 25.8% over the comparable period in 1997. Excluding the EPG acquisition, costs increased by $1.3 million over the comparable period in 1997. This increase was primarily due to increased book sales, and increased marketing and paper costs.

Merchandise costs applicable to revenues were $62.3 million and were related entirely to CWI acquired in April 1997. On a pro forma basis, assuming the CWI acquisition had occurred at January 1, 1997, merchandise costs for the first six months of 1998 increased $1.7 million. The increase in merchandise costs was primarily attributable to the 4.7% increase in merchandise sales. The gross profit margin increased by $1.0 million from 31.9% in the first six months of 1997 to 33.0% for the same period in 1998 primarily due to consolidation of vendor product lines and the utilization of enhanced merchandising software.

OPERATING EXPENSES

Selling, general and administrative expenses of $36.5 million for the first six months of 1998 were $14.5 million over the comparable period in 1997. Excluding the EPG and CWI acquisitions, general and administrative expenses increased by $0.8 million compared to the prior year primarily as a result of an increase of $0.4 million in consulting expenses, which includes Year 2000 conversion efforts, and a $0.9 million increase in wage-related expenses, which were partially offset by a $0.2 million reduction in legal expenses and $0.3 million in reduced deferred executive compensation for the first six months of 1998. Depreciation and amortization expenses of $7.1 million were $1.4 million higher than the first six months of 1997, primarily due to depreciation and amortization of assets attributable to the EPG and CWI acquisitions.

INCOME FROM OPERATIONS

Income from operations for the first six months of 1998 decreased by $1.3 million or 7.3% to $15.9 million compared to $17.1 million for the first six months of 1997. Excluding income from operations recognized from the acquired operations of EPG and CWI, income from operations decreased by $1.6 million. This decrease was due to increased operating expenses of $0.5 million, decreased gross profit from the membership services segment of $0.4 million, and decreased publication gross profit of $0.7 million.

NON-OPERATING EXPENSES

Non-operating expenses were $8.1 million for the first six months of 1998 and remained relatively unchanged as compared to the same period in 1997.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Income from continuing operations before income taxes and extraordinary item in the first six months of 1998 was approximately $7.8 million compared to $9.0 million for the first six months of 1997. This decrease was principally due to increased operating expenses and reduced operating profit as mentioned above.

INCOME TAX EXPENSE

In the first six months of 1998, the Company recognized a $4.0 million tax expense compared to $4.1 million tax expense in the first six months of 1997.

EXTRAORDINARY ITEM

The Company refinanced its senior term and revolving credit facilities April 2, 1997. As a result, the Company incurred a write-off of unamortized financing cost of $0.2 million, net of tax.

NET INCOME

The net income in the first six months of 1998 was $3.8 million compared to net income of $4.7 million for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 the Company's senior subordinated debt and the Senior Credit Facility ("SCF") totaled $151.0 million compared to $152.9 million at December 31, 1997.

Cash, cash equivalents and investments of the Company totaled $30.0 million at June 30, 1998 compared to $46.6 million at December 31, 1997. This reduction is due to increased loan production at Affinity Bank ("AB"). Included in the June 30, 1998 cash, cash equivalents and investments is $24.8 million which is restricted for use by AB and Affinity Insurance Group ("AINS") subsidiaries. The assets of AB and AINS are subject to regulatory restrictions on dividends or other distributions to the Company and are unavailable to reduce Company debt. In addition, both AB and AINS, although required to be consolidated with the Company, are recognized as "unrestricted" or non-guarantying subsidiaries as defined in the SCF, as discussed further below, and AB only is an "unrestricted" subsidiary under the indenture (the "Indenture") pursuant to which the $120.0 million 11.5% senior subordinated notes of the Company were issued.

Both AB and AINS are subject to regulatory guidelines which, among other things, stipulate the minimum capital requirements for each entity based on certain operating ratios. The Company was not required to contribute and did not contribute capital to AB and AINS during the first six months of 1998 to maintain these ratios. It is anticipated that capital contributions of $6.0 million will be made to AB during the remainder of 1998.

The $75.0 million SCF provides a term loan of $30.0 million (reducing in quarterly principal installments of $1.5 million) and a $45.0 million revolving credit line. The interest on borrowings under the facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates (LIBOR), plus an applicable margin ranging from 0.75% to 2.75% over the stated rates. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line. The SCF is secured by a security interest in the assets of the Company and its subsidiaries and a pledge of the stock of the Company and its subsidiaries. The Indenture limits borrowings under the SCF to 150% of the Company's consolidated cashflow (as defined) for the preceding four fiscal quarters.
At June 30, 1998, $8.5 million was outstanding and permitted borrowings under the undrawn revolving credit line of the SCF were $36.5 million. At June 30, 1998, $22.5 million remained outstanding under the term portion of the SCF.

The SCF and Indenture allow for, among other things, the distribution of payments by the Company to Affinity Group Holding, Inc. ("AGHI"), the Company's parent, to service the semi-annual interest due on the AGHI $130.0 million 11% senior notes and the annual amounts due under the Camping World Management Incentive Agreements. Such distributions are subject to the Company's compliance with certain restrictive covenants, including, but not limited to, an interest coverage ratio, fixed charge coverage ratio, minimum operating cash flow, and limitations on capital expenditures and total indebtedness. During the first six months of 1998, the Company made distributions of $8.2 million to AGHI.

During the six months ended June 30, 1998, payments under the terms of several phantom stock agreements totaled $1.8 million. Additional phantom stock payments of $0.2 million are scheduled to be made for the remainder of 1998.

Capital expenditures in the six months ended June 30, 1998 totaled $7.8 million compared to capital expenditures of $2.2 million during the same period in 1997. This increase is partially attributable to the purchase of a commercial building by Affinity Bank, for Affinity Bank's corporate headquarters and branch office and the purchase of the Bolingbrook, IL Camping World supercenter for $1.3 million and $2.7 million, respectively. The balance of the increase is primarily computer software and hardware, of which the largest component is an enhanced retail merchandising system for CWI's retail operations. Capital expenditures are anticipated to be approximately $1.5 million for the remainder of 1998. The anticipated expenditures will include continued enhancements to membership marketing databases, inbound and outbound telecommunications, computer software and hardware, and the addition of two new Camping World supercenters.

Regarding the Year 2000 compliance issue for information systems, the Company has recognized the need to ensure that its computer operations and operating systems will not be adversely affected by the upcoming calendar Year 2000 and is cognizant of the time sensitive nature of the problem. The Company has assessed how it may be impacted by Year 2000 and has formulated and commenced implementation of a comprehensive plan to address known issues as they relate to its information systems. The plan, as it relates to information systems, involves a combination of software modification, upgrades and replacement. The Company preliminarily estimates that the cost of Year 2000 compliance for its information systems will be in the range of $1.0 to $1.5 million and all necessary modifications will be completed by the first quarter of 1999. The Company is not yet able to estimate the cost of Year 2000 compliance with respect to subcontracted production systems, products, customers and suppliers. However, based on a preliminary review, management does not expect that such costs will have a material adverse effect on the future consolidated results of operations of the Company.

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



                                             AFFINITY GROUP, INC.



                                             /S/  Mark J. Boggess
                                             ------------------------------
Date:  July 31, 1998                         Mark J. Boggess
                                             Senior Vice President
                                             Chief Financial Officer