Form 10-Q
period 2004-06-30
AFFINITY GROUP INC
filed 2004-08-05
CIK 910560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
June 30, 2004	333-113982

AFFINITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

9% Senior Subordinated Notes Due 2012

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    ☐     NO  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES    ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2004
Common Stock, $.001 par value	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP, INC. AND SUBSIDIARIES

ITEM 1:

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share amounts)

	6/30/04	12/31/03
	(unaudited)	(restated— Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,172	$6,115
Accounts receivable, less allowance for doubtful accounts of $1,230 in 2004 and $1,039 in 2003	23,699	25,394
Inventories	46,505	36,839
Prepaid expenses and other assets	13,975	10,588
Deferred tax assets, net	4,661	4,661
Total current assets	112,012	83,597

PROPERTY AND EQUIPMENT, net	28,817	27,214
NOTES FROM AFFILIATES	4,766	9,103
INTANGIBLE ASSETS, net	28,086	25,197
GOODWILL, net	150,070	150,070
DEFERRED TAX ASSETS, net	6,490	5,306
OTHER ASSETS	2,287	2,375
Total assets	$332,528	$302,862

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$18,231	$12,711
Accrued interest	6,894	4,099
Accrued income taxes	5,119	2,883
Accrued liabilities	32,589	30,887
Deferred revenues and gains	59,884	57,309
Current portion of long-term debt	1,478	1,478
Total current liabilities	124,195	109,367

DEFERRED REVENUES AND GAINS	40,782	41,101
LONG-TERM DEBT, net of current portion	312,949	238,649
OTHER LONG-TERM LIABILITIES	2,622	2,650
	480,548	391,767

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Preferred stock, $.001 par value, 1,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Accumulated deficit	(148,021)	(88,906)
Total stockholder’s deficit	(148,020)	(88,905)
Total liabilities and stockholder’s deficit	$332,528	$302,862

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME  (See Note 1)

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	6/30/2004	6/30/2003
REVENUES:
Membership services	$36,022	$35,399
Publications	16,583	14,298
Retail	75,039	65,961
	127,644	115,658

COSTS APPLICABLE TO REVENUES:
Membership services	24,342	22,146
Publications	11,109	10,086
Retail	44,728	38,765
	80,179	70,997

GROSS PROFIT	47,465	44,661

OPERATING EXPENSES:
Selling, general and administrative	29,564	27,104
Restructuring charge	—	302
Depreciation and amortization	3,035	2,252
	32,599	29,658

INCOME FROM OPERATIONS	14,866	15,003

NON-OPERATING ITEMS:
Interest expense	(6,200)	(4,796)
Interest income	178	194
Debt extinguishment expense	(419)	(1,709)
Other non-operating items, net	40	77
	(6,401)	(6,234)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	8,465	8,769

INCOME TAX EXPENSE	(3,040)	(3,225)

NET INCOME	$5,425	$5,544

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME  (See Note 1)

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2004	6/30/2003
REVENUES:
Membership services	$67,541	$65,200
Publications	33,812	29,428
Retail	127,573	113,509
	228,926	208,137

COSTS APPLICABLE TO REVENUES:
Membership services	45,066	39,468
Publications	23,111	20,490
Retail	75,538	67,215
	143,715	127,173

GROSS PROFIT	85,211	80,964

OPERATING EXPENSES:
Selling, general and administrative	54,749	51,362
Restructuring charge	—	302
Depreciation and amortization	6,072	4,852
	60,821	56,516

INCOME FROM OPERATIONS	24,390	24,448

NON-OPERATING ITEMS:
Interest expense	(11,624)	(9,460)
Interest income	355	380
Debt extinguishment expense	(5,035)	(1,709)
Other non-operating items, net	87	144
	(16,217)	(10,645)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	8,173	13,803

INCOME TAX EXPENSE	(2,930)	(5,160)

NET INCOME	$5,243	$8,643

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (See Note 1)

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2004	6/30/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,243	$8,643
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	5,035	1,709
Deferred tax benefit	(1,184)	(384)
Depreciation	3,440	3,048
Amortization	2,632	1,804
Provision for losses on accounts receivable	1,109	916
Deferred compensation	—	1,200
Gain on sale of property and equipment	(1)	(30)
Changes in operating assets and liabilities:
Accounts receivable	586	1,768
Inventories	(9,666)	(7,942)
Prepaid expenses and other assets	(3,299)	(2,817)
Accounts payable	5,520	10,125
Accrued and other liabilities	6,705	(2,323)
Deferred revenues and gains	2,256	4,828
Net cash provided by operating activities	18,376	20,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,043)	(5,775)
Net proceeds from sale of property and equipment	1	55
Increase in intangible assets	(10)	(36)
Loans receivable	(22)	(97)
Net cash used in investing activities	(5,074)	(5,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(60,000)	(13,700)
Borrowings on long-term debt	200,000	151,975
Payment of debt issue costs	(7,157)	(3,947)
Principal payments of long-term debt	(129,088)	(135,288)
Net cash provided by (used in) financing activities	3,755	(960)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,057	13,732

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,115	1,730

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,172	$15,462

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

The financial statements included herein include the accounts of Affinity Group, Inc. (“AGI”) and its subsidiaries (collectively the “Company”) without audit, in accordance with accounting principles generally accepted in the United States, and pursuant to the rules and regulations of the Securities and Exchange Commission.  Prior to April 27, 2004, AGI was a wholly-owned subsidiary of Affinity Group Holding, Inc. (“AGHI”) and AGHI was a wholly-owned subsidiary of AGI Holding Corp. (“AGHC”), a privately-owned corporation.  On April 27, 2004, AGHI was merged into AGI, with AGI being the surviving entity after the merger.  The merger was accounted for as a combination of entities under common control using historical costs.  All periods have been restated to reflect the combined financial position and results of operations of AGI and AGHI, prior to the April 27, 2004 merger.  These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2003 included in Amendment No. 3 to Registration Statement on Form S-4 filed June 22, 2004.  Certain balances in the prior year consolidated financial statements were reclassified to conform to the current year presentation.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities – In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.”  The primary objectives of this interpretation were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity.  This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues.  The effective dates and impact of FIN 46 and FIN 46-R as related to the Company are as follows:

(i)                                     Special purpose entities (“SPEs”) and Non-SPE’s created prior to January 1, 2004.  The Company must apply the provisions of FIN 46-R at the beginning of the first interim or annual reporting period beginning after December 15, 2004.

(ii)                                  All entities, regardless of whether a SPE, that were created subsequent to December 31, 2003.  The provisions of FIN 46 were applicable for variable interests in entities obtained after December 31, 2003.  The Company adopted FIN 46-R at March 31, 2004.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after December 31, 2003 did not have a material impact on the Company’s financial statements.  The Company is currently evaluating the impact of adopting FIN 46-R applicable to SPE’s and Non-SPEs created prior to January 1, 2004.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Publications, and Retail.  The Membership Services segment operates the Good Sam Club, Coast to Coast Club, and Camping World’s President’s Club for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories and industry trade magazines.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
QUARTER ENDED JUNE 30, 2004
Revenues from external customers	$36,022	$16,583	$75,039	$127,644
Segment operating profit	9,787	4,250	3,788	17,825

QUARTER ENDED JUNE 30, 2003
Revenues from external customers	$35,399	$14,298	$65,961	$115,658
Segment operating profit	11,455	3,322	3,906	18,683

	Membership Services	Publications	Retail	Consolidated
SIX MONTHS ENDED JUNE 30, 2004
Revenues from external customers	$67,541	$33,812	$127,573	$228,926
Segment operating profit	18,790	8,165	2,623	29,578

SIX MONTHS ENDED JUNE 30, 2003
Revenues from external customers	$65,200	$29,428	$113,509	$208,137
Segment operating profit	22,115	7,069	2,564	31,748

The following is a reconciliation of profit from reportable segments to the Company’s consolidated financial statements for the three months and six months ended June 30, 2004 and 2003 (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	6/30/04	6/30/03	6/30/04	6/30/03
Total profit for reportable segments	$17,825	$18,683	$29,578	$31,748
Unallocated depreciation and amortization expense	(540)	(426)	(1,021)	(974)
Unallocated G & A expense	(4,600)	(5,265)	(8,592)	(10,366)
Unallocated interest expense, net	(6,010)	(4,599)	(11,246)	(9,077)
Unallocated loss on sale of property and equipment	—	—	—	25
Unallocated debt restructure expense	(419)	(1,709)	(5,035)	(1,709)
Elimination of intersegment interest expense, net	2,209	2,085	4,489	4,156
Income From Continuing Operations Before Income
Taxes	$8,465	$8,769	$8,173	$13,803

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of June 30, 2004 and December 31, 2003:

	2004	2003
Membership services segment	$148,790	$145,233
Publications segment	74,841	77,101
Retail segment	131,467	118,450
Total assets for reportable segments	355,098	340,784
Capitalized finance costs not allocated to segments	11,118	6,313
Corporate unallocated assets	32,973	21,198
Elimination of intersegment receivable	(66,661)	(65,433)
Total assets	$332,528	$302,862

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the six months ended June 30 (in thousands):

	2004	2003
Cash paid during the period for:
Interest	$8,829	$9,767
Income taxes	2,246	5,109

In February 2004, the Company declared and distributed a $4.4 million non-cash dividend consisting of the Adams Insurance Holding LLC note receivable.

(5) GOODWILL AND INTANGIBLE ASSETS

SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment at least annually.  The Company performs its annual impairment review during the fourth quarter.  No changes were made in the carrying amount of the Company’s goodwill during the first six months of 2003 or 2004.

The following is a summary of the Company’s goodwill by business segment, as of June 30, 2004 and 2003 (in thousands):

	Membership Services	Publications	Retail	Consolidated

Balance as of June 30, 2004	$54,288	$48,181	$47,601	$150,070
Balance as of June 30, 2003	54,288	48,181	48,741	151,210

Finite lived intangible assets and related accumulated amortization consisted of the following at June 30, 2004 (in thousands):

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net

Membership and customer lists	7	$10,393	$(3,494)	$6,899
Resort and golf course participation agreements	23	13,558	(10,249)	3,309
Non-compete and deferred consulting agreements	15	17,980	(9,866)	8,114
Deferred financing costs	8	10,967	(1,203)	9,764
		$52,898	$(24,812)	$28,086

(6) RECENT EVENTS

On February 18, 2004, the Company issued $200.0 million of 9% Senior Subordinated Notes (“Notes”) due 2012.  Interest is payable on the Notes twice a year on each February 15 and August 15, beginning August 15, 2004, and the Notes mature on February 15, 2012.  The proceeds of the issuance were used to fund the tender offer and call related to the $100.0 million outstanding principal amount of the 11% senior notes due 2007 issued by AGHI (“AGHI Notes”).  The Company used the remaining proceeds from the issuance of the Notes to repay $25.0 million of the AGI credit facility, pay a $60.0 million dividend distribution and pay certain prepayment and transaction costs.  On April 1, 2004, the defeased $14.3 million principal amount of the AGHI Notes not purchased in the tender offer was redeemed.  On April 27, 2004, AGHI merged with AGI and AGI became the surviving entity in the merger.

(7) RESTRUCTURING CHARGES

During 2003, the Company recorded reserves in connection with the restructuring program primarily within our retail segment.  These reserves include estimates pertaining to employee severance costs.  Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.  The following table reflects a summary of the severance activity for the six months ended June 30, 2004 and 2003 and the ending reserve balance (dollars in thousands).

	Six months ended June 30,
	2004		2003
	# of Employees	Amount	# of Employees	Amount
Opening balance	1	$83	10	$560
Planned terminations	—	—	16	302
Actual terminations	—	—	(26)	(787)
Ending balance	1	$83	—	$75

(8) NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION

In February 2004, the Company issued the Notes described in Note 6 above.  The Company is in the process of consummating a registered exchange of the Notes under the Securities Act of 1933.  The Company’s present restricted subsidiaries, jointly and severally, have guaranteed the Notes with full and unconditional guarantees of payment that rank junior in right of payment to their existing and future senior debt, but rank equal in right of payment to their existing and future senior subordinated debt.  In the future, if the Company has any other restricted subsidiaries, such future restricted subsidiaries will be required to provide the same guaranty of the Notes described in the preceding sentence.

All of the Company’s subsidiaries, jointly and severally, have fully and unconditionally guaranteed the indebtedness under the Notes.  All of these subsidiaries are owned directly or indirectly 100% by the Company.  Full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Notes.

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the three months ended June 30, 2004 (in thousands).

	AS OF JUNE 30, 2004
	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED

Cash & cash equivalents	$22,449	$723	$—	$23,172
Accounts receivable (net of allowance for doubtful accounts)	358	90,002	(66,661)	23,699
Inventories	37	46,468	—	46,505
Other current assets	3,593	15,043	—	18,636
Total current assets	26,437	152,236	(66,661)	112,012

Property and equipment, net	6,170	22,647	—	28,817
Intangible assets	9,848	18,238	—	28,086
Goodwill	67,584	82,486	—	150,070
Investment in subsidiaries	436,033	—	(436,033)	—
Other assets	11,124	2,419	—	13,543
Total assets	$557,196	$278,026	$(502,694)	$332,528

Accounts payable	$105	$18,126	$—	$18,231
Accrued and other liabilities	22,280	22,322	—	44,602
Current portion of long-term debt	68,061	78	(66,661)	1,478
Current portion of deferred revenue	1,060	58,824	—	59,884
Total current liabilities	91,506	99,350	(66,661)	124,195

Deferred revenue	2,970	37,812	—	40,782
Long-term debt	311,850	1,099	—	312,949
Other long-term liabilities	298,890	(296,268)	—	2,622
Total liabilities	705,216	(158,007)	(66,661)	480,548

Interdivisional equity	—	436,033	(436,033)	—
Stockholders’ deficit	(148,020)	—	—	(148,020)

Total liabilities & stockholders’ equity	$557,196	$278,026	$(502,694)	$332,528

	THREE MONTHS ENDED JUNE 30, 2004
	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED
Revenue	$2,491	$125,153	$—	$127,644
Costs applicable to revenues	(4,685)	(75,494)	—	(80,179)
Operating expenses	(4,988)	(27,611)	—	(32,599)
Interest income (expense), net	(3,802)	(2,220)	—	(6,022)
Other non operating income (expenses)	1,356	(1,735)	—	(379)
Income tax benefit (expense)	3,497	(6,537)	—	(3,040)
Net income (loss)	$(6,131)	$11,556	$—	$5,425

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the six months ended June 30, 2004 (in thousands).

	SIX MONTHS ENDED JUNE 30, 2004
	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED
Revenue	$3,487	$225,439	$—	$228,926
Costs applicable to revenues	(7,722)	(135,993)	—	(143,715)
Operating expenses	(9,294)	(51,527)	—	(60,821)
Interest income (expense), net	(6,759)	(4,510)	—	(11,269)
Other non operating income (expenses)	(1,306)	(3,642)	—	(4,948)
Income tax benefit (expense)	8,069	(10,999)	—	(2,930)
Net income (loss)	$(13,525)	$18,768	$—	$5,243

Cash flows from operations	$(4,074)	$22,450	$—	$18,376
Cash flows used in investing activities	(568)	(4,506)	—	(5,074)
Cash flows (used in) provided by financing activities	22,242	(18,487)	—	3,755
Cash at beginning of year	4,849	1,266	—	6,115
Cash at end of year	$22,449	$723	$—	$23,172

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of December 31, 2003 (in thousands).

	AS OF DECEMBER 31, 2003
	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED

Cash & cash equivalents	$4,849	$1,266	$—	$6,115
Accounts receivable (net of allowance for doubtful accounts)	351	90,476	(65,433)	25,394
Inventories	67	36,772	—	36,839
Other current assets	4,057	11,192	—	15,249
Total current assets	9,324	139,706	(65,433)	83,597

Property and equipment, net	6,894	20,320	—	27,214
Intangible assets	5,056	20,141	—	25,197
Goodwill	67,584	82,486	—	150,070
Investment in subsidiaries	411,822	—	(411,822)	—
Other assets	14,774	2,010	—	16,784
Total assets	$515,454	$264,663	$(477,255)	$302,862

Accounts payable	$411	$12,300	$—	$12,711
Accrued and other liabilities	16,653	21,216	—	37,869
Current portion of long-term debt	66,833	78	(65,433)	1,478
Current portion of deferred revenue	3,585	53,724	—	57,309
Total current liabilities	87,482	87,318	(65,433)	109,367

Deferred revenue	3,110	37,991	—	41,101
Long-term debt	237,550	1,099	—	238,649
Other long-term liabilities	276,217	(273,567)	—	2,650
Total liabilities	604,359	(147,159)	(65,433)	391,767

Interdivisional equity	—	411,822	(411,822)	—
Stockholders’ equity (deficit)	(88,905)	—	—	(88,905)
Total liabilities & stockholders’ equity	$515,454	$264,663	$(477,255)	$302,862

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended June 30, 2003 (in thousands).

	THREE MONTHS ENDED JUNE 30, 2003
	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED

Revenue	$3,373	$112,285	$—	$115,658
Costs applicable to revenues	(4,524)	(66,473)	—	(70,997)
Operating expenses	(5,553)	(24,105)	—	(29,658)
Interest income (expense), net	(2,516)	(2,086)	—	(4,602)
Other non operating income (expenses)	15	(1,647)	—	(1,632)
Income tax benefit (expense)	3,465	(6,690)	—	(3,225)
Net income (loss)	$(5,740)	$11,284	$—	$5,544

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the six months ended June 30, 2003 (in thousands).

	SIX MONTHS ENDED JUNE 30, 2003
	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED

Revenue	$4,615	$203,522	$—	$208,137
Costs applicable to revenues	(7,213)	(119,960)	—	(127,173)
Operating expenses	(10,924)	(45,592)	—	(56,516)
Interest income (expense), net	(4,923)	(4,157)	—	(9,080)
Other non operating income (expenses)	1,368	(2,933)	—	(1,565)
Income tax benefit (expense)	6,461	(11,621)	—	(5,160)
Net income (loss)	$(10,616)	$19,259	$—	$8,643

Cash flows from operations	(3,196)	23,741	—	$20,545
Cash flows (used in) provided by investing activities	(2,491)	(3,362)	—	(5,853)
Cash flows (used in) provided by financing activities	19,746	(20,706)	—	(960)
Cash at beginning of year	127	1,603	—	1,730
Cash at end of year	$14,186	$1,276	$—	$15,462

ITEM 2:

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Income and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	6/30/2004	6/30/2003	Inc/(Dec)

REVENUES:
Membership services	28.2%	30.6%	1.8%
Publications	13.0%	12.4%	16.0%
Retail	58.8%	57.0%	13.8%
	100.0%	100.0%	10.4%

COSTS APPLICABLE TO REVENUES:
Membership services	19.1%	19.2%	9.9%
Publications	8.7%	8.7%	10.1%
Retail	35.0%	33.5%	15.4%
	62.8%	61.4%	12.9%

GROSS PROFIT	37.2%	38.6%	6.3%

OPERATING EXPENSES:
Selling, general and administrative	23.2%	23.4%	9.1%
Restructuring charge	—	0.3%	(100.0)%
Depreciation and amortization	2.4%	1.9%	34.8%
	25.6%	25.6%	9.9%

INCOME FROM OPERATIONS	11.6%	13.0%	(0.9)%

NON-OPERATING ITEMS:
Interest expense	(4.9)%	(4.2)%	29.3%
Interest income	0.2%	0.2%	(8.2)%
Debt extinguishment expense	(0.3)%	(1.5)%	(75.5)%
Other non-operating items, net	—	0.1%	(48.1)%
	(5.0)%	(5.4)%	2.7%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	6.6%	7.6%	(3.5)%

INCOME TAX EXPENSE	(2.3)%	(2.8)%	(5.7)%

NET INCOME	4.3%	4.8%	(2.1)%

The following table is derived from the Company’s Consolidated Statements of Income and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	SIX MONTHS ENDED
	6/30/2004	6/30/2003	Inc/(Dec)

REVENUES:
Membership services	29.5%	31.3%	3.6%
Publications	14.8%	14.1%	14.9%
Retail	55.7%	54.6%	12.4%
	100.0%	100.0%	10.0%

COSTS APPLICABLE TO REVENUES:
Membership services	19.7%	19.0%	14.2%
Publications	10.1%	9.8%	12.8%
Retail	33.0%	32.3%	12.4%
	62.8%	61.1%	13.0%

GROSS PROFIT	37.2%	38.9%	5.2%

OPERATING EXPENSES:
Selling, general and administrative	23.9%	24.7%	6.6%
Restructuring charge	—	0.2%	(100.0)%
Depreciation and amortization	2.6%	2.3%	25.1%
	26.5%	27.2%	7.6%

INCOME FROM OPERATIONS	10.7%	11.7%	(0.2)%

NON-OPERATING ITEMS:
Interest expense	(5.1)%	(4.5)%	22.9%
Interest income	0.2%	0.2%	(6.6)%
Debt extinguishment expense	(2.2)%	(0.8)%	194.6%
Other non-operating items, net	—	—	(39.6)%
	(7.1)%	(5.1)%	52.3%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3.6%	6.6%	(40.8)%

INCOME TAX EXPENSE	(1.3)%	(2.4)%	(43.2)%

NET INCOME	2.3%	4.2%	(39.3)%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004

Compared With Three Months Ended June 30, 2003

Revenues

Revenues of $127.6 million for the second quarter of 2004 increased by approximately $12.0 million or 10.4% from the comparable period in 2003.

Membership services revenues of $36.0 million for the second quarter of 2004 increased by approximately $0.6 million or 1.8% from the comparable period in 2003.  This revenue increase was largely attributable to an $0.8 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year warranty products, a $0.4 million increase in emergency road service revenue due to increased enrollment and a $0.4 million increase in dealer program marketing revenue.  These revenue increases were partially offset by a $0.5 million reduction in revenue from reduced member events participation and a $0.5 million membership services revenue reduction associated with reduced enrollment in the Coast to Coast Club and Golf Card International.

Publication revenues of $16.6 million for the second quarter of 2004 increased $2.3 million or 16.0% from the comparable period in 2003 primarily due to the acquisition of three publication titles from Poole Publications, Inc. in October 2003 and an additional issue of American Rider Magazine, partially offset by the reduction of revenue resulting from the discontinuation of REV Magazine in 2003.

Retail revenues of $75.0 million increased $9.1 million or 13.8% over the second quarter of 2003.  This variance consisted of a $12.0 million or 19.1% increase in Camping World merchandise sales partially offset by a $2.9 million decrease in recreational vehicle sales due to the divestiture of Camping World RV Sales, Inc. in the fourth quarter of 2003.  Store merchandise sales increased $4.6 million due to a same store sales increase of 10.7%, compared to a decrease of 5.3% for the second quarter of 2003, and $4.0 million due to the addition of six new retail stores.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The remaining net increase in merchandise sales was attributable to a $2.7 million increase in mail order sales and a $0.7 million increase in other installation fees, supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $80.2 million for the second quarter of 2004, an increase of $9.2 million or 12.9% from the comparable period in 2003.

Membership services costs and expenses of $24.3 million increased approximately $2.2 million or 9.9% from the second quarter of 2003.  This increase consisted of $1.0 million of marketing and program expenses associated with the increased enrollment in the extended vehicle warranty and emergency road service programs, a $0.5 million increase in Good Sam Club marketing expenses, a $0.4 million increase in membership services costs primarily related to the introduction of new member benefits, including an expanded reservation system for Coast to Coast Club, and a $0.3 million increase in dealer marketing program costs.

Publication costs and expenses of $11.1 million for the second quarter of 2004 increased $1.0 million or 10.1% from the comparable period in 2003 primarily due to the acquisition of publication titles from Poole Publications, Inc. in October 2003, partially offset by reduced costs associated with the elimination of REV Magazine.

Retail costs applicable to revenues increased $6.0 million or 15.4% to $44.7 million primarily due to increased store and mail order sales.  The retail gross profit margin of 40.4% for the second quarter of 2004 decreased from 41.2% from the comparable period in 2003 due to additional customer discounts, and vendor price increases that were only partially offset by the cessation of lower margin recreational vehicle sales as a result of the divestiture of Camping World RV Sales, Inc.

Operating Expenses

Selling, general and administrative expenses of $29.6 million for the second quarter of 2004 increased $2.5 million or 9.1% compared to the second quarter of 2003 primarily due to increased retail labor, selling, general and administrative expenses of approximately $3.6 million and a $0.4 million increase in other general and administrative expenses, partially offset by a $1.0 million reduction in executive compensation, and a $0.5 million decrease in selling, general and administrative expenses due to the divestiture of Camping World RV Sales, Inc.  The management restructuring expense in 2003 of $0.3 million related primarily to the retail segment.  Depreciation and amortization expenses of $3.0 million increased $0.8 million over the prior year due primarily to increased depreciation on capital expenditures at Camping World and amortization of intangible costs associated with the acquisition of three titles from Poole Publications, Inc. in October 2003.

Income from Operations

Income from operations of $14.9 million for the second quarter of 2004 decreased $0.1 million or 0.9% over the second quarter of 2003 primarily due to increased operating expenses of $2.9 million and reduced gross profit in the membership services operations of $1.6 million, partially offset by increased gross profit for the retail and publications operations of $3.1 million and $1.3 million, respectively.

Non-Operating Items

Non-operating expenses were $6.4 million for the second quarter of 2004 compared to $6.2 million for the same period in 2003.  This $0.2 million increase was primarily due to $1.4 million of additional net interest expense attributable to higher loan balances associated with the senior credit facility restructuring in June 2003, and the issuance of $200.0 million in 9% senior subordinated notes on February 18, 2004, and a net $1.3 million reduction in debt extinguishment expense associated with the 2003 and 2004 credit facility restructurings.

Income before Income Taxes

Income before income taxes for the second quarter of 2004 was $8.5 million, or 3.5% less than the second quarter of 2003.  This $0.3 million decrease was attributable to the $0.1 million reduction in income from operations and a $0.2 million net increase in non-operating items as mentioned above.

Income Tax Expense

The Company recognized approximately $3.0 million of income tax expense for the second quarter of 2004 compared to $3.2 million for the second quarter of 2003.  The effective tax rates for the second quarter of 2004 and 2003 were 35.9% and 36.8%, respectively.  The effective tax rate for both periods is higher than the statutory rate primarily due to state taxes.

Net Income

Net income in the second quarter of 2004 was $5.4 million compared to $5.5 million for the same period in 2003.

Segment Profit

Segment profit of $17.8 million for the second quarter of 2004 (before unallocated depreciation and amortization, interest, debt restructuring, general and administrative, and income tax expense) decreased $0.9 million or 4.6% for the comparable period in 2003.

Membership services segment profit decreased $1.7 million or 14.6% to $9.8 million for the second quarter of 2004 compared to the same period in 2003.  This decrease is largely attributable to a $0.7 million decrease in segment profit associated with Coast to Coast Club, a $0.7 million decrease in profit primarily associated with increased Good Sam Club marketing costs, and a $0.3 million decrease from reduced member events participation.

Publication segment profit of $4.3 million for the second quarter of 2004 increased by $0.9 million or 27.9% from 2003.  This increase was primarily attributable to the acquisition of three publication titles from Poole Publications, Inc. in October 2003.

Retail segment profit of $3.8 million for the second quarter of 2004 decreased by $0.1 million or 3.0% from 2003.  This decrease resulted primarily from a lower gross profit margin and increases in selling, general and administrative expenses, interest expense and depreciation, partially offset by an increase in retail sales.

Six Months Ended June 30, 2004

Compared With Six Months Ended June 30, 2003

Revenues

Revenues of $228.9 million for the first six months of 2004 increased by approximately $20.8 million or 10.0% from the comparable period in 2003.

Membership services revenues of $67.5 million for the first six months of 2004 increased by approximately $2.3 million or 3.6% from the comparable period in 2003.  This revenue increase was largely attributable to a $1.8 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year warranty products, an $0.8 million increase in emergency road service revenue due to increased enrollment, and a $0.7 million increase in dealer marketing program revenue, partially offset by a $0.6 million reduction in membership services revenue, associated with reduced enrollment in the Coast to Coast Club and Golf Card International, and a $0.4 million reduction in member events revenue due to reduced member events participation.

Publication revenues of $33.8 million for the first six months of 2004 increased $4.4 million or 14.9% from the comparable period in 2003.  This increase was primarily associated with a $3.9 million revenue increase due to the acquisition of three publication titles from Poole Publications, Inc. and a $0.5 million increase in sales of the annual RV directories.

Retail revenues of $127.6 million increased $14.1 million or 12.4% over the first six months of 2003.  This variance consisted of a $19.5 million or 18.1% increase in Camping World merchandise sales partially offset by a $5.4 million decrease in recreational vehicle sales due to the divestiture of Camping World RV Sales, Inc. in the fourth quarter of 2003.  Store merchandise sales increased $9.2 million due to a same store sales increase of 12.0%, compared to a decrease of 5.9% in the first six months of 2003, and $5.5 million due to the addition of six new retail stores.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The remaining net increase in merchandise sales was attributable to a $3.5 million increase in mail order sales and a $1.3 million increase in other installation fees, supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $143.7 million for the first six months of 2004, an increase of $16.5 million or 13.0% from the comparable period in 2003.

Membership services costs and expenses of $45.1 million increased approximately $5.6 million or 14.2%, from the first six months of 2003.  This increase consisted of $1.6 million of marketing and program expenses associated with the increased enrollment in the extended vehicle warranty programs, a $1.5 million increase in membership services costs primarily associated with the introduction of new Coast to Coast Club member benefits including an expanded reservation system and increased marketing efforts for the Good Sam Club, and $0.6 million of additional expenses associated with increased emergency road service programs.  In addition, other marketing expenses increased $1.0 million primarily due to new business development, marketing database enhancements and membership support expenses, dealer marketing program costs increased $0.6 million, and marketing costs associated with vehicle insurance products increased $0.3 million.

Publication costs and expenses of $23.1 million for the first six months of 2004 increased $2.6 million from the comparable period in 2003 primarily due to the acquisition of publication titles from Poole Publications, Inc. partially offset by the discontinuation of Rev Magazine at the end of 2003.

Retail costs applicable to revenues increased $8.3 million or 12.4% to $75.5 million primarily due to increased store and mail order sales.  The retail gross profit margin of 40.8% for the first six months of 2004 was unchanged from the comparable period in 2003 because the effect of the cessation of lower margin recreation vehicle sales as a result of the divesture of Camping World RV Sales, Inc. approximately offset the effect of increased customer discounts, and vendor price increases.

Operating Expenses

Selling, general and administrative expenses of $54.7 million for the first six months of 2004 increased $3.4 million compared to the first six months of 2003 primarily due to a $6.0 million increase in retail labor, selling and general and administrative expenses, and $0.4 million of other increased general and administrative expenses, partially offset by a $2.1 million reduction in executive compensation, and reduced RV sales expenses of $0.9 million as a result of the divestiture of Camping World RV Sales, Inc.  Depreciation and amortization expenses of $6.1 million increased $1.2 million over the prior year due primarily to increased depreciation on capital expenditures at Camping World, and amortization of intangible assets associated with the acquisition of three titles from Poole Publications, Inc.

Income from Operations

Income from operations for the first six months of 2004 of $24.4 million decreased $0.1 million over the same period in 2003 primarily due to reduced gross profit in the membership services operations of $3.3 million and increased operating expenses of $4.3 million partially offset by increased gross profit for the retail and publications operations of $5.7 million and $1.8 million, respectively.

Non-Operating Items

Non-operating expenses were $16.2 million for the first six months of 2004 compared to $10.6 million for the same period in 2003.  This $5.6 million increase was primarily due to $2.2 million of additional net interest expense from higher loan balances associated with the senior credit facility restructuring in June 2003, and the issuance of the $200.0 million in 9% senior subordinated notes on February 18, 2004, and a

$3.3 million increase in debt extinguishment expense associated with the 2003 and 2004 credit facility restructurings.

Income before Income Taxes

Income before income taxes for the first six months of 2004 was $8.2 million, or 40.8% less than the first six months of 2003.  This $5.6 million decrease from the prior period was attributable to the $0.1 million decrease in operating profit mentioned above, increased net interest expense of $2.2 million and the $3.3 million increase in debt extinguishment expenses.

Income Tax Expense

The Company recognized approximately $2.9 million of income tax expense for the first six months of 2004 compared to $5.2 million for the first six months of 2003, producing an effective tax rate of 35.8% and 37.4% for first six months of 2004 and 2003, respectively.  The effective tax rates are higher than statutory rates primarily due to state taxes.

Net Income

The net income in the first six months of 2004 was $5.2 million compared to $8.6 million for the same period in 2003.

Segment Profit

Segment profit of $29.6 million for the first six months of 2004 (before unallocated depreciation and amortization, interest, debt restructuring, general and administrative, and income tax expense) decreased $2.2 million or 6.8% from the comparable period in 2003.

Membership services segment profit decreased $3.3 million or 15.0% to $18.8 million for the first six months of 2004.  This decrease is largely attributable to a $2.0 million decrease in Coast to Coast Club profit, an $0.8 million decrease in profit primarily associated with increased Good Sam Club marketing efforts, and a $0.5 million increase in other marketing costs.

Publication segment profit of $8.2 million for the first six months of 2004 increased by $1.1 million or 15.5% from 2003.  This increase was primarily attributable to the acquisition of three publication titles from Poole Publications, Inc. in October 2003.

Retail segment profit of $2.6 million for the first six months of 2004 remained unchanged from the prior year primarily due to the increase in retail sales offset by increases in selling, general and administrative expenses, interest expense and depreciation.

LIQUIDITY AND CAPITAL RESOURCES

We historically have operated with a working capital deficit.  The working capital deficit as of June 30, 2004 and December 31, 2003 was $12.2 million and $25.8 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $59.9 million and $57.3 million as of June 30, 2004 and December 31, 2003, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings.  We generated net cash from operations of $18.4 million and $20.5 million for the first six months of 2004 and 2003, respectively.  The following table reflects the Company’s contractual obligations and commercial commitments at June 30, 2004, in thousands.

	Payments Due by Period
(in thousands)	Total	Balance of 2004	2005 and 2006	2007 and 2008	More than 5 years

Long-term debt	$314,427	$778	$3,041	$3,228	$307,380
Operating lease obligations	128,145	6,154	22,136	16,850	83,005
Deferred compensation	4,996	2,729	2,267	—	—
Standby and commercial letters of credit	5,788	5,438	350	—	—
Grand total	$453,356	$15,099	$27,794	$20,078	$390,385

On June 24, 2003, we entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement, which was amended on February 18, 2004, (collectively, our senior credit facility).  This senior credit facility provides for a revolving credit facility of $35.0 million and term loans (“Term B1 and Term B2”) in the aggregate of $140.0 million.  Proceeds from our senior credit facility were used to refinance the existing senior secured indebtedness, pay a dividend of $13.7 million to our parent AGI Holding Corp. and redeem $30.0 million principal amount of the AGHI Notes at 103.667% of par in 2003.  As of June 30, 2004, $32.4 million and $80.9 million were outstanding under the Term B1 and Term B2 loans, respectively.  No borrowings were outstanding on the revolving credit facility as of June 30, 2004.  Reborrowings under the term loans are not permitted.  The interest on borrowings under our senior credit facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 4.00% over the stated rates.  As of June 30, 2004, the average interest rate on the term loans was 5.29%, and permitted borrowings under the undrawn revolving facility were $29.2 million.  We also pay a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $350,000.  The revolving credit facility matures on June 24, 2008, and the Term B1 and Term B2 loans mature on June 24, 2009.  The funds available under our senior credit facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of June 30, 2004, we had letters of credit in the aggregate amount of $5.8 million outstanding.

Our senior credit facility is secured by virtually all of our assets and a pledge of our stock and the stock of our subsidiaries.

In February 2004, we issued $200.0 million aggregate principal amount of our 9% Senior Subordinated Notes due 2012 (the “Notes”).  The Company is in the process of consummating a registered exchange of these Notes under the Securities Act of 1933.  The proceeds from the sale of the Notes were used to fund the tender offer and defeasance of the remaining $100.0 million outstanding principal amount of the 11% senior notes due 2007 issued by AGHI (the “AGHI Notes”), prepay $25.0 million of the Term B1 and Term B2 loans under our senior credit facility, pay a $60.0 million dividend distribution, create a $15.0 million segregated cash account, pay certain prepayment and transaction costs and be available for general corporate purposes.  As of June 30, 2004, the cash balance in the segregated account was $15.0 million.  If we use the segregated account for purposes other than to fund stockholder dividends, the amount which we may borrow under the revolving credit line of our senior credit facility will be reduced by an equal amount, and we may elect or be required to replenish this segregated account from time to time under the terms of our senior credit facility.  In addition, the amount held in this segregated account, including any earnings thereon, will be available to pay stockholder dividends upon satisfaction of a leverage test specified in our senior credit facility.  Based on the senior credit facility leverage test as of June 30, 2004, the Company may and intends to pay a $3.6 million dividend on or before August 15, 2004.  Should this dividend be paid, the segregated account replenishment requirement will be permanently reduced by the dividend amount.

The indenture pursuant to which the Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets and investments, and certain limitations of the payment of dividends by the Company, including achievement of certain minimum operating financial covenants.  The Company was compliance with all debt covenants at June 30, 2004.

For the six months ended June 30, 2004, we did not incur deferred executive compensation expense under our phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next five years.  Phantom stock payments of $2.7 million are scheduled to be made over the remainder of the calendar year.

Capital expenditures for the first six months of 2004 totaled $5.0 million, a decrease of $0.7 million from the first six months of 2003.  Additional capital expenditures of $5.4 million are anticipated for the balance of 2004, primarily for new Camping World stores and equipment, information technology and database enhancements, computer hardware upgrades and replacements, and computer software upgrades and enhancements.

Management believes that funds generated by operations, together with available borrowings under our revolving credit line, will be sufficient to meet all of our anticipated cash requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to membership programs and incentives, bad debts, inventories, intangible assets, employee health insurance benefits, income taxes, restructuring, and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Merchandise revenue is recognized when products are sold in the retail stores or shipped for mail and Internet orders, or when services are provided to customers.  Publication advertising and newsstand sales, net of estimated provision for returns, are recorded at time of delivery.  Subscription sales of publications are deferred and recognized over the lives of the subscriptions.  Emergency Road Service (“ERS”) revenues are deferred and recognized over the life of the membership.  ERS claim expenses are recognized when incurred.  Royalty revenue is earned under the terms of an arrangement with a third party credit card provider based on a percentage of the Company’s outstanding credit card balances with this third party credit card provider.  Membership revenue is generated from annual, multi-year and lifetime memberships.  The revenue and expenses associated with these memberships are deferred and amortized over the membership period.  For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit, typically three months based on historical actual response rates.  Renewal expenses are expensed as the related materials are mailed.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.

Accounts Receivable

We estimate the collectability of our trade receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer.  Changes in required reserves have been recorded in recent periods and may occur in the future due to the market environment.

Inventory

We state inventories at the lower of cost or market.  In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels.  We have recorded changes in required reserves in recent periods due to changes in strategic direction, such as discontinuances of product lines as well as changes in market conditions due to changes in demand requirements.  It is possible that changes in required inventory reserves may continue to occur in the future due to the market conditions.

Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from one to twenty-three years.

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We assess the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  We determined there were no indicators of impairment of long-lived assets as of December 31, 2003.

We have evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization.  We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.  The finite-lived purchased intangible assets consist of membership customer lists, resort and golf course agreements, non-compete and deferred consulting agreements and deferred financing costs which have weighted average useful lives of approximately 7 years, 23 years, 15 years and 8 years, respectively.

Indefinite Lived Intangible Assets

Effective January 1, 2002, we adopted new accounting standards on “Business Combinations” and “Goodwill and Other Intangible Assets.”  In accordance with these new standards, goodwill and intangible assets with indefinite lives are no longer amortized but instead are measured for impairment at least annually or when events indicate that an impairment exists.  As required by the new standards, the impairment tests for goodwill and other indefinite-lived intangible assets are assessed for impairment using fair value measurement techniques.  Specifically, goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with the net book value (or carrying amount), including goodwill.  If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions.  These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge.  Our estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, determination of market comparables, technological change, economic conditions or changes to our business operations.  Such changes may result in impairment charges recorded in future periods.

The fair value of our reporting units was determined using a combination of the income approach and the market approach.  Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows.  Future cash flows are estimated by us under the market approach, fair value is estimated based on market multiples of revenue or earnings for comparable companies.

Based on the results of the annual impairment tests, we determined that no impairment of goodwill existed as of December 31, 2003.  However, future goodwill impairment tests could result in a charge to earnings.  We will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

Restructuring

We recorded reserves in connection with the restructuring program primarily within our retail segment.  These reserves include estimates pertaining to employee separation costs.  Although we do not anticipate significant changes, the actual costs may differ from these estimates.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Refer to the disclosure in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission.  We do not believe that the risk we face related to interest rate changes is materially different than it was at the date of the Registration Statement.

Credit Risks

Refer to the disclosure in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission.  We do not believe that the risk we face related to credit risk is materially different than it was at the date of the Registration Statement.

ITEM 4: CONTROL AND PROCEDURES

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-14 under the Securities Exchange Act of 1934.  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION

Items 1 through 5 have been omitted since no events occurred with respect to these items.

Item 6.                                          Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

Exhibit 4.10 – Second Amendment to Credit Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent, and General Electric Capital Corporation, as documentation agent.

Exhibit 4.11 – Second Amendment to Note Purchase Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent, and General Electric Capital Corporation, as documentation agent.

Exhibit 31.1 – Certification of Chief Executive Officer (Section 302 Certification).

Exhibit 31.2 – Certification of Chief Financial Officer (Section 302 Certification).

Exhibit 32.1 – Certification of Chief Executive Officer (Section 906 Certification).

Exhibit 32.2 – Certification of Chief Financial Officer (Section 906 Certification).

Exhibit 99.3 – Affinity Group Code of Professional Conduct

(b)                                 Reports on Form 8-K.

None.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP, INC.

/s/ Thomas F. Wolfe
Date: August 5, 2004	Thomas F. Wolfe
Senior Vice President and Chief Financial Officer