Form 10-Q
period 2004-09-30
AFFINITY GROUP INC
filed 2004-11-08
CIK 910560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
September 30, 2004	333-113982

AFFINITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive Ventura, CA 93001	(805) 667-4100
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

YES  ☐                                                        NO  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES  ☐                                                        NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2004
Common Stock, $.001 par value	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP, INC. AND SUBSIDIARIES

ITEM 1:

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share amounts)

	9/30/04	12/31/03
	(unaudited)	(restated— Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,932	$6,115
Accounts receivable, less allowance for doubtful accounts of $1,471 in 2004 and $1,039 in 2003	21,470	25,394
Inventories	43,143	36,839
Prepaid expenses and other assets	16,097	10,588
Deferred tax assets, net	4,661	4,661
Total current assets	120,303	83,597

PROPERTY AND EQUIPMENT, net	27,709	27,214
NOTES FROM AFFILIATES	4,759	9,103
INTANGIBLE ASSETS, net	26,690	25,197
GOODWILL, net	146,517	150,070
DEFERRED TAX ASSETS, net	7,861	5,306
OTHER ASSETS	1,828	2,375
Total assets	$335,667	$302,862

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$17,888	$12,711
Accrued interest	2,604	4,099
Accrued income taxes	5,653	2,883
Accrued liabilities	36,493	30,887
Deferred revenues and gains	66,406	57,309
Current portion of long-term debt	1,478	1,478
Total current liabilities	130,522	109,367

DEFERRED REVENUES AND GAINS	40,079	41,101
LONG-TERM DEBT, net of current portion	312,599	238,649
OTHER LONG-TERM LIABILITIES	2,236	2,650
	485,436	391,767

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Preferred stock, $.001 par value, 1,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Accumulated deficit	(149,770)	(88,906)
Total stockholder’s deficit	(149,769)	(88,905)
Total liabilities and stockholder’s deficit	$335,667	$302,862

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME  (See Note 1)

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	9/30/2004	9/30/2003
REVENUES:
Membership services	$32,824	$32,237
Publications	13,367	11,494
Retail	71,422	66,368
	117,613	110,099

COSTS APPLICABLE TO REVENUES:
Membership services	21,546	21,347
Publications	9,585	8,106
Retail	43,024	40,706
	74,155	70,159

GROSS PROFIT	43,458	39,940

OPERATING EXPENSES:
Selling, general and administrative	30,557	29,231
Restructuring charge	—	100
Depreciation and amortization	4,153	2,529
	34,710	31,860

INCOME FROM OPERATIONS	8,748	8,080

NON-OPERATING ITEMS:
Interest expense	(6,197)	(4,778)
Interest income	200	209
Debt extinguishment expense	—	(1,509)
Other non-operating items, net	438	256
	(5,559)	(5,822)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,189	2,258

INCOME TAX EXPENSE	(1,338)	(1,037)

NET INCOME	$1,851	$1,221

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME  (See Note 1)

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2004	9/30/2003
REVENUES:
Membership services	$100,365	$97,437
Publications	47,179	40,922
Retail	198,995	179,877
	346,539	318,236

COSTS APPLICABLE TO REVENUES:
Membership services	66,612	60,815
Publications	32,696	28,596
Retail	118,562	107,921
	217,870	197,332

GROSS PROFIT	128,669	120,904

OPERATING EXPENSES:
Selling, general and administrative	85,306	80,593
Restructuring charge	—	402
Depreciation and amortization	10,225	7,381
	95,531	88,376

INCOME FROM OPERATIONS	33,138	32,528

NON-OPERATING ITEMS:
Interest expense	(17,821)	(14,238)
Interest income	555	589
Debt extinguishment expense	(5,035)	(3,218)
Other non-operating items, net	525	400
	(21,776)	(16,467)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	11,362	16,061

INCOME TAX EXPENSE	(4,268)	(6,197)

NET INCOME	$7,094	$9,864

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (See Note 1)

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2004	9/30/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,094	$9,864
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment expense	5,035	3,218
Deferred tax benefit	(2,555)	(1,890)
Depreciation	6,199	4,661
Amortization	4,026	2,720
Provision for losses on accounts receivable	1,700	1,441
Deferred compensation	1,050	1,200
Gain on sale of property and equipment	(417)	(227)
Changes in operating assets and liabilities:
Accounts receivable	2,184	4,197
Inventories	(6,304)	(6,134)
Prepaid expenses and other assets	(5,451)	(4,286)
Accounts payable	5,177	7,862
Accrued and other liabilities	5,431	118
Deferred revenues and gains	8,393	11,726
Net cash provided by operating activities	31,562	34,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,703)	(8,176)
Net proceeds from sale of property and equipment	399	252
Change in intangible assets	(8)	(51)
Loans receivable	(15)	(144)
Net proceeds from sale of publication assets	3,939	—
Net cash used in investing activities	(2,388)	(8,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(63,600)	(15,511)
Borrowings on long-term debt	200,000	181,975
Payment of debt issue costs	(7,319)	(3,967)
Principal payments of long-term debt	(129,438)	(166,749)
Net cash used in financing activities	(357)	(4,252)

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,817	22,099

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,115	1,730

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,932	$23,829

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

The financial statements included herein include the accounts of Affinity Group, Inc. (“AGI”) and its subsidiaries (collectively the “Company”) without audit, in accordance with U.S. generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission.  Prior to April 27, 2004, AGI was a wholly-owned subsidiary of Affinity Group Holding, Inc. (“AGHI”) and AGHI was a wholly-owned subsidiary of AGI Holding Corp. (“AGHC”), a privately-owned corporation.  On April 27, 2004, AGHI was merged into AGI, with AGI being the surviving entity after the merger.  The merger was accounted for as a combination of entities under common control using historical costs.  All periods have been restated to reflect the combined financial position and results of operations of AGI and AGHI, prior to the April 27, 2004 merger.  These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2003 included in Amendment No. 3 to Registration Statement on Form S-4 filed June 22, 2004.  Certain balances in the prior year consolidated financial statements were reclassified to conform to the current year presentation.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

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

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 2004
Revenues from external customers	$100,365	$47,179	$198,995	$346,539
Gain on sale of property and equipment	—	17	2	19
Interest income	1,902	—	2	1,904
Interest expense	—	641	7,792	8,433
Depreciation and amortization	2,718	1,314	4,585	8,617
Segment profit	28,198	10,761	2,913	41,872

NINE MONTHS ENDED SEPTEMBER 30, 2003
Revenues from external customers	$97,437	$40,922	$179,877	$318,236
Gain on sale of property and equipment	—	—	202	202
Interest income	1,962	—	2	1,964
Interest expense	—	868	7,191	8,059
Depreciation and amortization	2,535	339	3,120	5,994
Segment profit	31,420	9,636	2,383	43,439

	Membership Services	Publications	Retail	Consolidated
QUARTER ENDED SEPTEMBER 30, 2004
Revenues from external customers	$32,824	$13,367	$71,422	$117,613
Gain on sale of property and equipment	—	17	1	18
Interest income	674	—	1	675
Interest expense	—	137	2,555	2,692
Depreciation and amortization	907	464	2,195	3,566
Segment profit	9,408	2,596	290	12,294

QUARTER ENDED SEPTEMBER 30, 2003
Revenues from external customers	$32,237	$11,494	$66,368	$110,099
Gain on sale of property and equipment	—	—	197	197
Interest income	676	—	1	677
Interest expense	—	252	2,361	2,613
Depreciation and amortization	841	104	1,171	2,116
Segment profit (loss)	9,305	2,567	(181)	11,691

The following is a reconciliation of profit from reportable segments to the Company’s consolidated financial statements for the three months and nine months ended September 30, 2004 and 2003 (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/04	9/30/03	9/30/04	9/30/03
Income From Continuing Operations Before Income Taxes
Total profit for reportable segments	$12,294	$11,691	$41,872	$43,439
Unallocated depreciation and amortization expense	(587)	(413)	(1,608)	(1,387)
Unallocated G & A expense	(4,936)	(4,878)	(13,528)	(15,244)
Unallocated interest expense, net	(5,984)	(4,571)	(17,230)	(13,648)
Unallocated gain on sale of property and equipment	398	—	398	25
Unallocated debt restructure expense	—	(1,509)	(5,035)	(3,218)
Elimination of intersegment interest expense, net	2,004	1,938	6,493	6,094
Income From Continuing Operations Before Income Taxes	$3,189	$2,258	$11,362	$16,061

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of September 30, 2004 and December 31, 2003:

	2004	2003
Membership services segment	$160,924	$145,233
Publications segment	74,214	77,101
Retail segment	125,788	118,450
Total assets for reportable segments	360,926	340,784
Capitalized finance costs not allocated to segments	10,893	6,313
Corporate unallocated assets	31,182	21,198
Elimination of intersegment receivable	(67,334)	(65,433)
Total assets	$335,667	$302,862

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the nine months ended September 30 (in thousands):

	2004	2003
Cash paid during the period for:
Interest	$19,316	$12,337
Income taxes	4,423	7,294

In February 2004, the Company declared and distributed a $4.4 million non-cash dividend consisting of the Adams Insurance Holding LLC notes receivable.

(5) GOODWILL AND INTANGIBLE ASSETS

SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment at least annually.  The Company performs its annual impairment review during the fourth quarter.

The following is a summary of changes in the Company’s goodwill by business segment, for the nine months ended September 30, 2004 and 2003 (in thousands):

	Membership Services	Publications	Retail	Consolidated

Balance as of December 31, 2003	$54,288	$48,181	$47,601	$150,070
Dispositions	—	(3,553)	—	(3,553)
Balance as of September 30, 2004	$54,288	$44,628	$47,601	$146,517

Balance as of December 31, 2002	$54,288	$48,181	$48,741	$151,210
Dispositions	—	—	—	—
Balance as of September 30, 2003	54,288	48,181	48,741	151,210

Finite lived intangible assets and related accumulated amortization consisted of the following at September 30, 2004 (in thousands):

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Membership and customer lists	7	$10,144	$(3,880)	$6,264
Resort and golf course participation agreements	23	13,550	(10,483)	3,067
Non-compete and deferred consulting agreements	15	17,955	(10,126)	7,829
Deferred financing costs	7	11,128	(1,598)	9,530
		$52,777	$(26,087)	$26,690

In August 2004, Ehlert Publishing Group, a subsidiary of the Company, sold certain publication assets for $4.2 million.  The Company paid $0.2 million in transaction fees and recorded a $3.6 million reduction in goodwill.  As a result of the sale, the Company reported a net gain of $0.4 million.

(6) SUBORDINATED NOTES

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

(7) RESTRUCTURING CHARGES

During 2003, the Company recorded reserves in connection with the restructuring program primarily within our retail segment.  These reserves include estimates pertaining to employee severance costs.  Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.  The following table reflects a summary of the severance activity for the nine months ended September 30, 2004 and 2003 and the ending reserve balance (dollars in thousands).

	Nine months ended September 30,
	2004		2003
	# of Employees	Amount	# of Employees	Amount
Opening balance	1	$83	10	$560
Planned terminations	—	—	17	402
Actual terminations	—	—	(27)	(914)
Ending balance	1	$83	—	$48

(8) CONTINGENCIES

From time to time, the Company is involved in litigation arising in the normal course of business operations.

In September 2004, the Company’s subsidiary, CWI, Inc., was sued in California state court by Private Rights Clearinghouse and Benjamin Greene in a suit alleging that CWI, Inc. was recording personal identification information from retail customers in violation of certain California statutes.  The plaintiff seeks injunctive relief preventing CWI, Inc. from engaging in any act or practice constituting unfair competition under the statutes and for statutory penalties and damages.  CWI, Inc. has responded to the suit and denies that its practices violate the statutes.  The Company has not recorded a provision for loss as of the date of the accompanying financial statements.  In the opinion of management, the likelihood of a material unfavorable outcome is not probable as of the date of the accompanying consolidated financial statements.

(9) NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION

In February 2004, the Company issued the Notes described in Note 6 above.  The Company completed a registered exchange of the Notes under the Securities Act of 1933 on August 18, 2004.  The Company’s present restricted subsidiaries, jointly and severally, have guaranteed the Notes with full and unconditional guarantees of payment that rank junior in right of payment to their existing and future senior debt, but rank equal in right of payment to their existing and future senior subordinated debt.  In the future, if the Company has any other restricted subsidiaries, such future restricted subsidiaries will be required to provide the same guaranty of the Notes described in the preceding sentence.

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

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the nine months ended September 30, 2004 (in thousands).

	AS OF SEPTEMBER 30, 2004
	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED
Cash & cash equivalents	$32,495	$2,437	$—	$34,932
Accounts receivable (net of allowance for doubtful accounts)	215	88,589	(67,334)	21,470
Inventories	37	43,106	—	43,143
Other current assets	3,390	17,368	—	20,758
Total current assets	36,137	151,500	(67,334)	120,303

Property and equipment, net	6,112	21,597	—	27,709
Intangible assets	9,611	17,079	—	26,690
Goodwill	67,584	78,933	—	146,517
Investment in subsidiaries	443,584	—	(443,584)	—
Other assets	13,137	1,311	—	14,448
Total assets	$576,165	$270,420	$(510,918)	$335,667

Accounts payable	$293	$17,595	$—	$17,888
Accrued and other liabilities	19,927	24,823	—	44,750
Current portion of long-term debt	68,734	78	(67,334)	1,478
Current portion of deferred revenue	1,036	65,370	—	66,406
Total current liabilities	89,990	107,866	(67,334)	130,522

Deferred revenue	2,939	37,140	—	40,079
Long-term debt	311,500	1,099	—	312,599
Other long-term liabilities	321,505	(319,269)	—	2,236
Total liabilities	725,934	(173,164)	(67,334)	485,436

Interdivisional equity	—	443,584	(443,584)	—
Stockholders’ deficit	(149,769)	—	—	(149,769)
Total liabilities & stockholders’ equity	$576,165	$270,420	$(510,918)	$335,667

	NINE MONTHS ENDED SEPTEMBER 30, 2004
	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED
Revenue	$4,527	$342,012	$—	$346,539
Costs applicable to revenues	(10,516)	(207,354)	—	(217,870)
Operating expenses	(14,977)	(80,554)	—	(95,531)
Interest income (expense), net	(10,737)	(6,529)	—	(17,266)
Other non operating income (expenses)	710	(5,220)	—	(4,510)
Income tax benefit (expense)	11,768	(16,036)	—	(4,268)
Net income (loss)	$(19,225)	$26,319	$—	$7,094

Cash flows from operations	$(13,387)	$44,949	$—	$31,562
Cash flows used in investing activities	(770)	(1,618)	—	(2,388)
Cash flows (used in) provided by financing activities	41,803	(42,160)	—	(357)
Cash at beginning of year	4,849	1,266	—	6,115
Cash at end of year	$32,495	$2,437	$—	$34,932

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended September 30, 2004 (in thousands).

	THREE MONTHS ENDED SEPTEMBER 30, 2004
	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED
Revenue	$1,040	$116,573	$—	$117,613
Costs applicable to revenues	(2,794)	(71,361)	—	(74,155)
Operating expenses	(5,683)	(29,027)	—	(34,710)
Interest income (expense), net	(3,978)	(2,019)	—	(5,997)
Other non operating income (expenses)	2,016	(1,578)	—	438
Income tax benefit (expense)	3,699	(5,037)	—	(1,338)
Net income (loss)	$(5,700)	$7,551	$—	$1,851

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of December 31, 2003 as restated, see Note 1 (in thousands).

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

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the nine months ended September 30, 2003 (in thousands).

	NINE MONTHS ENDED SEPTEMBER 30, 2003
	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED

Revenue	$5,958	$312,278	$—	$318,236
Costs applicable to revenues	(10,054)	(187,278)	—	(197,332)
Operating expenses	(15,963)	(72,413)	—	(88,376)
Interest income (expense), net	(7,554)	(6,095)	—	(13,649)
Other non operating income (expenses)	1,489	(4,307)	—	(2,818)
Income tax benefit (expense)	9,985	(16,182)	—	(6,197)
Net income (loss)	$(16,139)	$26,003	$—	$9,864

Cash flows from operations	2,598	31,872	—	$34,470
Cash flows (used in) provided by investing activities	(2,951)	(5,168)	—	(8,119)
Cash flows (used in) provided by financing activities	20,812	(25,064)	—	(4,252)
Cash at beginning of year	120	1,610	—	1,730
Cash at end of year	$20,579	$3,250	$—	$23,829

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended September 30, 2003 (in thousands).

	THREE MONTHS ENDED SEPTEMBER 30, 2003
	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED

Revenue	$1,343	$108,756	$—	$110,099
Costs applicable to revenues	(2,841)	(67,318)	—	(70,159)
Operating expenses	(5,039)	(26,821)	—	(31,860)
Interest income (expense), net	(2,631)	(1,938)	—	(4,569)
Other non operating income (expenses)	121	(1,374)	—	(1,253)
Income tax benefit (expense)	3,524	(4,561)	—	(1,037)
Net income (loss)	$(5,523)	$6,744	$—	$1,221

ITEM 2:

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Income and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	9/30/2004	9/30/2003	Inc/(Dec)

REVENUES:
Membership services	27.9%	29.3%	1.8%
Publications	11.4%	10.4%	16.3%
Retail	60.7%	60.3%	7.6%
	100.0%	100.0%	6.8%

COSTS APPLICABLE TO REVENUES:
Membership services	18.3%	19.4%	0.9%
Publications	8.1%	7.4%	18.2%
Retail	36.7%	36.9%	5.7%
	63.1%	63.7%	5.7%
GROSS PROFIT	36.9%	36.3%	8.8%

OPERATING EXPENSES:
Selling, general and administrative	26.0%	26.6%	4.5%
Restructuring charge	—	0.1%	(100.0)%
Depreciation and amortization	3.5%	2.3%	64.2%
	29.5%	29.0%	8.9%

INCOME FROM OPERATIONS	7.4%	7.3%	8.3%

NON-OPERATING ITEMS:
Interest expense	(5.3)%	(4.3)%	29.7%
Interest income	0.2%	0.2%	(4.3)%
Debt extinguishment expense	—	(1.4)%	(100.0)%
Other non-operating items, net	0.4%	0.2%	71.1%
	(4.7)%	(5.3)%	(4.5)%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	2.7%	2.0%	41.2%

INCOME TAX EXPENSE	(1.1)%	(0.9)%	29.0%

NET INCOME	1.6%	1.1%	51.6%

The following table is derived from the Company’s Consolidated Statements of Income and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	NINE MONTHS ENDED
	9/30/2004	9/30/2003	Inc/(Dec)

REVENUES:
Membership services	29.0%	30.6%	3.0%
Publications	13.6%	12.9%	15.3%
Retail	57.4%	56.5%	10.6%
	100.0%	100.0%	8.9%

COSTS APPLICABLE TO REVENUES:
Membership services	19.2%	19.1%	9.5%
Publications	9.4%	9.0%	14.3%
Retail	34.3%	33.9%	9.9%
	62.9%	62.0%	10.4%

GROSS PROFIT	37.1%	38.0%	6.4%

OPERATING EXPENSES:
Selling, general and administrative	24.6%	25.4%	5.8%
Restructuring charge	—	0.1%	(100.0)%
Depreciation and amortization	2.9%	2.3%	38.5%
	27.5%	27.8%	8.1%

INCOME FROM OPERATIONS	9.6%	10.2%	1.9%

NON-OPERATING ITEMS:
Interest expense	(5.1)%	(4.5)%	25.2%
Interest income	0.2%	0.2%	(5.8)%
Debt extinguishment expense	(1.5)%	(1.0)%	56.5%
Other non-operating items, net	0.1%	0.1%	31.3%
	(6.3)%	(5.2)%	32.2%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3.3%	5.0%	(29.3)%

INCOME TAX EXPENSE	(1.3)%	(1.9)%	(31.1)%

NET INCOME	2.0%	3.1%	(28.1)%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004

Compared With Three Months Ended September 30, 2003

Revenues

Revenues of $117.6 million for the third quarter of 2004 increased by approximately $7.5 million or 6.8% from the comparable period in 2003.

Membership services revenues of $32.8 million for the third quarter of 2004 increased by approximately $0.6 million or 1.8% from the comparable period in 2003.  This revenue increase was attributable to an $0.8 million increase in extended vehicle warranty and emergency road service product revenues due to increased enrollment, a $0.7 million increase in dealer program marketing revenue, a $0.3 million increase in marketing fee income recognized on sales of vehicle insurance products, and a $0.3 million increase in various other ancillary product revenues.  These revenue increases were partially offset by a $0.7 million reduction in marketing fee income recognized on sales of RV financing products and a $0.8 million membership services revenue reduction primarily associated with reduced enrollment in the Coast to Coast Club and Golf Card International.

Publication revenues of $13.4 million for the third quarter of 2004 increased $1.9 million or 16.3% from the comparable period in 2003 primarily due to an $0.8 million increase from the acquisition of three publication titles from Poole Publications, Inc. in October 2003, a $0.7 million and $0.2 million increase in revenue primarily due to timing of issues of Snowmobile and Boating Industry magazines, respectively, and $0.2 million of revenue from a new all-terrain vehicle television program.

Retail revenues of $71.4 million increased $5.1 million or 7.6% over the third quarter of 2003.  This variance consisted of an $8.7 million or 13.9% increase in Camping World merchandise sales partially offset by a $3.7 million decrease in recreational vehicle sales due to the divestiture of Camping World RV Sales, Inc. in the fourth quarter of 2003.  Store merchandise sales increased $6.8 million due to a same store sales increase of 6.1%, compared to an increase of 1.7% for the third quarter of 2003, and $4.1 million due to the addition of six new retail stores.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The remaining net increase in merchandise sales was attributable to a $0.9 million increase in mail order sales and a $1.0 million increase in other installation fees, supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $74.2 million for the third quarter of 2004, an increase of $4.0 million or 5.7% from the comparable period in 2003.

Membership services costs and expenses of $21.5 million increased approximately $0.2 million or 0.9% from the third quarter of 2003.  This increase consisted of a $0.5 million increase in dealer marketing program costs and a $0.3 million increase in Good Sam Club marketing expenses, partially offset by a $0.3 million reduction in program costs for the emergency road services programs and a $0.3 reduction in marketing costs associated with the vehicle insurance programs.

Publication costs and expenses of $9.6 million for the third quarter of 2004 increased $1.5 million or 18.2% from the comparable period in 2003 primarily due to the acquisition of publication titles from Poole Publications, Inc. in October 2003, the additional issue of Snowmobile and Boating Industry magazines, and the all-terrain vehicle television program.

Retail costs applicable to revenues increased $2.3 million or 5.7% to $43.0 million primarily due to increased store and mail order sales.  The retail gross profit margin of 39.8% for the third quarter of 2004 increased from 38.7% from the comparable period in 2003 primarily due to the cessation of lower margin recreational vehicle sales as a result of the divestiture of Camping World RV Sales, Inc. in the fourth quarter of 2003.

Operating Expenses

Selling, general and administrative expenses of $30.6 million for the third quarter of 2004 increased $1.3 million or 4.5% compared to the third quarter of 2003 primarily due to a net increase in retail labor, selling, general and administrative expenses of approximately $1.7 million partially offset by a $0.4 million decrease in selling, general and administrative expense due to the divestiture of Camping World RV Sales, Inc.  Depreciation and amortization expenses of $4.2 million increased $1.6 million over the prior year due primarily to increased depreciation on capital expenditures at Camping World, amortization of intangible costs associated with the acquisition of three titles from Poole Publications, Inc. in October 2003 and amortization of deferred financing costs associated with the credit facility restructuring in June 2003, and the issuance of $200.0 million in 9% senior subordinated notes on February 18, 2004.

Income from Operations

Income from operations of $8.7 million for the third quarter of 2004 increased $0.7 million or 8.3% over the third quarter of 2003 primarily due to increased gross profit for the retail, publications and membership services operations of $2.7 million, $0.4 million and $0.4 million, respectively, partially offset by increased operating expenses of $2.8 million.

Non-Operating Items

Non-operating expenses of $5.6 million for the third quarter of 2004 decreased $0.3 million primarily due to a net $1.5 million reduction in debt extinguishment expense associated with the 2003 credit facility restructuring and a $0.2 million reduction of other non-operating items, partially offset by $1.4 million of additional net interest expense attributable to higher a loan balance associated with the issuance of the senior subordinated notes.

Income before Income Taxes

Income before income taxes for the third quarter of 2004 was $3.2 million, or 41.2% more than the third quarter of 2003.  This $0.9 million increase was attributable to the $0.7 million increase in income from operations and a $0.2 million net increase in non-operating items as mentioned above.

Income Tax Expense

The Company recognized approximately $1.3 million of income tax expense for the third quarter of 2004 compared to $1.0 million for the third quarter of 2003.  The effective tax rates for the third quarter of 2004 and 2003 were 42.0% and 45.9%, respectively.  The effective tax rate for both periods is higher than the statutory rate primarily due to state taxes.

Net Income

Net income in the third quarter of 2004 was $1.9 million compared to $1.2 million for the same period in 2003.

Segment Profit

Segment profit of $12.3 million for the third quarter of 2004 (before unallocated depreciation and amortization, interest, debt restructuring, general and administrative, and income tax expense) increased $0.6 million or 5.2% for the comparable period in 2003.

Membership services segment profit increased $0.1 million or 1.1% to $9.4 million for the third quarter of 2004 compared to the same period in 2003.  This increase is largely attributable to a $0.9 million increase in profit associated with increased enrollment and lower program costs for the emergency road service products, and a $0.2 million increase in dealer program marketing profit, partially offset by a $0.7 million decrease in segment profit associated with Coast to Coast Club, and a $0.3 million decrease in Good Sam Club operating profit, primarily relating to increased marketing costs.

Publication segment profit of $2.6 million for the third quarter of 2004 remained unchanged from 2003.  The operating profit from the additional Snowmobile and Boating Industry magazine issues was offset by a net loss on the recently purchased Poole Publications.

Retail segment profit of $0.3 million for the third quarter of 2004 increased by $0.5 million from 2003 primarily due to increased operating profit from increased same store sales and sales from new stores, partially offset by increases in interest, depreciation and other non-operating items.

Nine Months Ended September 30, 2004

Compared With Nine Months Ended September 30, 2003

Revenues

Revenues of $346.5 million for the first nine months of 2004 increased by approximately $28.3 million or 8.9% from the comparable period in 2003.

Membership services revenues of $100.4 million for the first nine months of 2004 increased by approximately $2.9 million or 3.0% from the comparable period in 2003.  This revenue increase was largely attributable to a $1.9 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year warranty products, a $1.4 million increase in emergency road service revenue due to increased enrollment, and a $1.4 million increase in dealer marketing program revenue, partially offset by a $1.2 million reduction in membership services revenue, primarily associated with reduced enrollment in the Coast to Coast Club and Golf Card International, and a $0.6 million reduction in marketing fee income recognized on RV financing products.

Publication revenues of $47.2 million for the first nine months of 2004 increased $6.3 million or 15.3% from the comparable period in 2003.  This increase was primarily associated with a $5.0 million revenue increase due to the acquisition of three publication titles from Poole Publications, Inc. in October 2003 and a $0.4 million increase in sales of the annual RV directories, a $0.5 million increase in revenue due to issue timing of our Snowmobile magazine, and a $0.4 million increase in ATV-related television revenues and other magazine revenues.

Retail revenues of $199.0 million increased $19.1 million or 10.6% over the first nine months of 2003.  This variance consisted of a $28.2 million or 16.5% increase in Camping World merchandise sales partially offset by a $9.1 million decrease in recreational vehicle sales due to the divestiture of Camping World RV Sales, Inc. in the fourth quarter of 2003.  Store merchandise sales increased $21.4 million due to a same store sales increase of 9.9%, compared to a decrease of 3.2% in the first nine months of 2003, and $9.6 million due to the addition of six new retail stores.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The remaining net increase in merchandise sales was attributable to a $4.4 million increase in mail order sales and a $2.4 million increase in other installation fees, supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $217.9 million for the first nine months of 2004, an increase of $20.5 million or 10.4% from the comparable period in 2003.

Membership services costs and expenses of $66.6 million increased approximately $5.8 million or 9.5%, from the first nine months of 2003.  This increase consisted of $2.1 million of marketing and program expenses associated with the increased enrollment in the extended vehicle warranty programs and emergency roads service programs, a $1.3 million increase in membership services costs primarily associated with the introduction of new Coast to Coast Club member benefits including an expanded reservation system and increased marketing expenses for the Good Sam Club.  In addition, dealer marketing program costs increased $1.1 million, other marketing expenses increased $0.9 million primarily due to marketing database enhancements and membership support expenses, and marketing expenses increased $0.4 million for the vehicle insurance programs.

Publication costs and expenses of $32.7 million for the first nine months of 2004 increased $4.1 million from the comparable period in 2003 primarily due to the acquisition of publication titles from Poole Publications, Inc.

Retail costs applicable to revenues increased $10.6 million or 9.9% to $118.6 million primarily due to increased store and mail order sales.  The retail gross profit margin of 40.4% for the first nine months of 2004 was slightly higher than the comparable period in 2003 primarily due to the cessation of lower margin recreation vehicle sales as a result of the divesture of Camping World RV Sales, Inc. (“CWRV”) in the fourth quarter of 2003 partially offset by additional customer discounts and vendor price increases.  Excluding the effect of CWRV, the retail gross margin for 2003 was 41.1%.

Operating Expenses

Selling, general and administrative expenses of $85.3 million for the first nine months of 2004 increased $4.7 million compared to the first nine months of 2003 primarily due to a $7.6 million increase in retail labor, selling and general and administrative expenses, and a $0.5 million increase in other general and administrative expenses, partially offset by a $2.0 million reduction in executive compensation, and reduced RV sales expenses of $1.4 million as a result of the divestiture of Camping World RV Sales, Inc.  Depreciation and amortization expenses of $10.2 million increased $2.8 million over the prior year due primarily to increased depreciation on capital expenditures at Camping World, and amortization of intangible assets associated with the acquisition of three titles from Poole Publications, Inc.

Income from Operations

Income from operations for the first nine months of 2004 of $33.1 million increased $0.6 million over the same period in 2003 primarily due to increased gross profit from the retail and publications operations of $8.5 million and $2.2 million, respectively, partially offset by increased operating expenses of $7.2 million and reduced gross profit in the membership services operations of $2.9 million.

Non-Operating Items

Non-operating expenses were $21.8 million for the first nine months of 2004 compared to $16.5 million for the same period in 2003.  This $5.3 million increase was primarily due to $3.6 million of additional interest expense from higher loan balances associated with the senior credit facility restructuring in June 2003 and the issuance of the $200.0 million in 9% senior subordinated notes on February 18, 2004, and a $1.8 million increase in debt extinguishment expense associated with the issuance of the senior subordinated notes, partially offset by a $0.1 million increase in other non-operating items.

Income before Income Taxes

Income before income taxes for the first nine months of 2004 was $11.4 million, or 29.3% less than the first nine months of 2003.  This $4.7 million decrease from the prior period was attributable to the increased net interest expense of $3.6 million, and a $1.8 million increase in debt extinguishment expenses, partially offset by the $0.6 million increase in income from operations mentioned above,

Income Tax Expense

The Company recognized approximately $4.3 million of income tax expense for the first nine months of 2004 compared to $6.2 million for the first nine months of 2003, producing an effective tax rate of 37.6% and 38.6% for first nine months of 2004 and 2003, respectively.  The effective tax rates are higher than statutory rates primarily due to state taxes.

Net Income

The net income in the first nine months of 2004 was $7.1 million compared to $9.9 million for the same period in 2003.

Segment Profit

Segment profit of $41.9 million for the first nine months of 2004 (before unallocated depreciation and amortization, interest, debt restructuring, general and administrative, and income tax expense) decreased $1.6 million or 3.6% from the comparable period in 2003.

Membership services segment profit decreased $3.2 million, or 10.3%, to $28.2 million for the first nine months of 2004.  This decrease is largely attributable to a $2.7 million decrease in Coast to Coast Club profit, a $1.1 million decrease in profit in the Good Sam Club, primarily marketing expenses relating to increased enrollment, and a $0.7 million decrease in profit recognized on RV financing products, partially offset by a $1.1 million increase in profit primarily associated with increased enrollment in the emergency road service products, and a $0.2 million increase dealer marketing profit.

Publication segment profit of $10.8 million for the first nine months of 2004 increased by $1.1 million, or 11.7%, from 2003.  This increase was primarily attributable to a $0.4 million increase from sales of the annual RV Directories, a $0.4 million increase in profit from RV-related publications, and $0.3 million increase in profit from an additional Snowmobile issue.

Retail segment profit of $2.9 million for the first nine months of 2004 increased $0.5 million or 22.2% from the prior year primarily due to increased operating profit from increased retail sales partially offset by increases in interest, depreciation and other non-operating items.

LIQUIDITY AND CAPITAL RESOURCES

We historically have operated with a working capital deficit.  The working capital deficit as of September 30, 2004 and December 31, 2003 was $10.2 million and $25.8 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $66.4 million and $57.3 million as of September 30, 2004 and December 31, 2003, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings.  We generated net cash from operations of $31.6 million and $34.5 million for the first nine months of 2004 and 2003, respectively.  The following table reflects the Company’s contractual obligations and commercial commitments at September 30, 2004, in thousands.

	Payments Due by Period
(in thousands)	Total	Balance of 2004	2005 and 2006	2007 and 2008	More than 5 years

Long-term debt	$314,077	$428	$3,041	$3,227	$307,381
Operating lease obligations	127,035	3,098	22,350	17,581	84,006
Deferred compensation	5,315	1,965	1,859	994	497
Standby and commercial letters of credit	5,774	4,929	845	—	—
Grand total	$452,201	$10,420	$28,095	$21,802	$391,884

On June 24, 2003, we entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement, which was amended on February 18, 2004, (collectively, our senior credit facility).  This senior credit facility provides for a revolving credit facility of $35.0 million and term loans (“Term B1 and Term B2”) in the aggregate of $140.0 million.  Proceeds from our senior credit facility were used to refinance the existing senior secured indebtedness, pay a dividend of $13.7 million to our parent AGI Holding Corp. and redeem $30.0 million principal amount of the AGHI Notes at 103.667% of par in 2003.  As of September 30, 2004, $32.3 million and $80.6 million were outstanding under the Term B1 and Term B2 loans, respectively.  No borrowings were outstanding on the revolving credit facility as of September 30, 2004.  Reborrowings under the term loans are not permitted.  The interest on borrowings under our senior credit facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 4.00% over the stated rates.  As of September 30, 2004, the average interest rate on the term loans was 5.91%, and permitted borrowings under the undrawn revolving facility were $29.2 million.  We also pay a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $350,000.  The revolving credit facility matures on June 24, 2008, and the Term B1 and Term B2 loans mature on June 24, 2009.  The funds available under our senior credit facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of September 30, 2004, we had letters of credit in the aggregate amount of $5.8 million outstanding.  Our senior credit facility is secured by virtually all of our assets and a pledge of our stock and the stock of our subsidiaries.

In February 2004, we issued $200.0 million aggregate principal amount of our 9% Senior Subordinated Notes due 2012 (the “Notes”).  The Company completed a registered exchange of these Notes under the Securities Act of 1933 in August 2004.  The proceeds from the sale of the Notes were used to fund the tender offer and defeasance of the remaining $100.0 million outstanding principal amount of the 11% senior notes due 2007 issued by AGHI (the “AGHI Notes”), prepay $25.0 million of the Term B1 and Term B2 loans under our senior credit facility, pay a $60.0 million dividend distribution, create a $15.0 million segregated cash account, pay certain prepayment and transaction costs and be available for general corporate purposes.  As of September 30, 2004, the cash balance in the segregated account including interest was $11.5 million.  If we use the segregated account for purposes other than to fund stockholder dividends, the amount which we may borrow under the revolving credit line of our senior credit facility will be reduced by an equal amount, and we may elect or be required to replenish this segregated account from time to time under the terms of our senior credit facility.  In addition, the amount held in this segregated account, including any earnings thereon, will be available to pay stockholder dividends upon satisfaction of a leverage test specified in our senior credit facility.  In August 2004, the Company satisfied the specific leverage test and paid a $3.6 million dividend.  Based on the senior credit facility leverage test as of September 30, 2004, the Company may and intends to pay the remaining dividend available of $11.4 million plus accrued interest of approximately $0.1 million on or before November 15, 2004.  Should this dividend be paid, the segregated account replenishment requirement will be permanently eliminated.

The indenture pursuant to which the Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets and investments, and certain limitations of the payment of dividends by the Company, including achievement of certain minimum operating financial covenants.  The Company was in compliance with all debt covenants at June 30, 2004.

In August 2004, Ehlert Publishing Group, a subsidiary of the Company, sold certain publication assets for $4.2 million.  The Company paid $0.2 million in transaction fees and recorded a $3.6 million reduction in goodwill.  As a result of the sale, the Company reported a net gain of $0.4 million.

For the nine months ended September 30, 2004, the Company incurred $1.1 million of deferred executive compensation expense under our phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next seven years.  Phantom stock payments of $2.0 million are scheduled to be made over the remainder of the current calendar year.

Capital expenditures for the first nine months of 2004 totaled $6.7 million, a decrease of $1.5 million from the first nine months of 2003.  Additional capital expenditures of $3.7 million are anticipated for the balance of 2004, primarily for new Camping World stores and equipment, information technology and database enhancements, computer hardware upgrades and replacements, and computer software upgrades and enhancements.

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

Accounts Receivable

We estimate the collectibility of our trade receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer.  Changes in required reserves have been recorded in recent periods and may occur in the future due to the market environment.

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

We have evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization.  We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.  The finite-lived purchased intangible assets consist of membership customer lists, resort and golf course agreements, non-compete and deferred consulting agreements and deferred financing costs which have weighted average useful lives of approximately 7 years, 23 years, 15 years and 7 years, respectively.

Indefinite Lived Intangible Assets

Goodwill and intangible assets with indefinite lives are measured for impairment at least annually or when events indicate that an impairment exists.  The impairment tests for goodwill and other indefinite-lived intangible assets are assessed for impairment using fair value measurement techniques.  Specifically, goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with the net book value (or carrying amount), including goodwill.  If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

AFFINITY GROUP, INC.

/s/ Thomas F. Wolfe
Date: November 8, 2004	Thomas F. Wolfe
Senior Vice President and Chief Financial Officer