Form 10-K
period 2004-12-31
AFFINITY GROUP INC
filed 2005-03-04
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004    OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number     333-113982

AFFINITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number including area code.)

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

YES ☒        NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐        NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	March 4, 2005
Common stock, $.001 par value	2,000

PART I

ITEM 1: BUSINESS

General

Except where the context indicates otherwise, the term “Company,” or “AGI” means Affinity Group, Inc. and its predecessors and subsidiaries.

We are a wholly-owned subsidiary of AGI Holding Corp., a privately-owned corporation.  We are a member-based direct marketing organization targeting North American recreational vehicle (“RV”) owners and outdoor enthusiasts.  Our club members form a receptive audience to which we sell products, services, merchandise and publications targeted to their specific recreational interests.  In addition, we are a specialty retailer of RV-related products.  We operate through three principal lines of business, consisting of (i) club memberships and related products and services, (ii) subscription magazines and other publications including directories, and (iii) specialty merchandise sold primarily through our 39 Camping World retail stores, mail order catalogs and the Internet.

There are approximately 1.7 million dues paying members enrolled in our clubs.  We currently have approximately 5.9 million in aggregate circulation and 1.1 million paid circulation across our 37 publications.  For the year ended December 31, 2004, our revenue, operating income and net income were $464.7 million, $46.2 million and $10.3 million, respectively.

Competitive Strengths

We believe that our key competitive strengths are as follows:

Stable, Recurring Cash Flow Stream - Approximately 85% of our operating income is generated through our membership club, subscription-based products and services and publications businesses, which historically have provided a recurring income stream through a core base of customers. Our four membership clubs have a historical average renewal rate of 66%, which we believe compares favorably to other subscription-based businesses. Similarly, our subscription-based products and services have historically also experienced high renewal rates, averaging over 85% over the past four years for our largest product and service offerings, Emergency Road Service (“ERS”), RV vehicle insurance and extended warranty.

Established Market Positions - We are a member-based direct marketing organization targeting North American RV owners and outdoor enthusiasts with comprehensive targeted product offerings. The Good Sam Club, which was founded in 1966, and the President’s Club are both long-established RV membership clubs in North America.  Camping World is a long-established national specialty retailer of merchandise accessories and services for RV owners and camping enthusiasts.

We believe our significant size relative to our competition is a meaningful advantage that provides us greater leverage to negotiate benefits and discounts with third-party service providers for our members and consequently enhances the value of our product and service offerings.  Additionally, these negotiating and pricing advantages allow us to increase membership dues without risking the loss of members, who are compensated by additional savings.  These advantages compound as new customers are drawn to the higher savings earned by our club members.  Our 1.7 million club members and the 6.8 million consumers in our proprietary database serve as a unique, captive audience for direct marketing, which significantly lowers customer acquisition costs relative to our competitors and facilitates cost-effective cross-selling.

Largely Recession Resistant - We believe the characteristics of our business mitigate the effects of economic downturns on our operating performance.  While the sale of new RVs is generally influenced by economic conditions, our financial performance has historically shown little correlation to changes in the Gross Domestic Product, gas prices or even new RV shipments.  We believe this is partially due to the small cost of our products and services relative to the cost of purchasing an RV and the fact that our clubs provide average annual savings significantly in excess of the annual dues.  We market our clubs, products and services to a sizable existing installed base of 6.9 million RV owners, which affords us the ability to continue to attract new customers irrespective of new RV sales.  We believe RV owners may be more likely to take vacations utilizing RVs during an economic downturn, because they are generally less expensive than vacations necessitating plane or train travel and hotel accommodations, which would drive increased sales of our products.

Favorable Demographic Trends - Favorable demographic trends, in particular the aging of the “baby boomers,” indicate that RV ownership should increase during the next 10 years.  Overall RV ownership rates have historically been highest, with 14% penetration, in the 55-64 age bracket, an age group that is expected to grow 45% by 2010, according to the National Survey of the RV Consumer by the University of Michigan in 2001 (the “RV Survey”).  Furthermore, the 45-54 age bracket, which maintains the second highest ownership rate of RVs, is expected to grow 15% by 2010.  The growth in these age groups is expected to generate dramatic growth in the pool of potential RV consumers.  Also, according to the RV Survey, this age group shift will drive the number of households that own at least one RV from 6.9 million in 2001 to 7.9 million in 2010. In addition, RV owners have household incomes that significantly exceed the national average.  These demographics are attractive for advertisers and third-party providers of products and services.

Experienced and Incentivized Management Team - Our executive management team has extensive publishing, direct marketing and retail experience with significant expertise in the RV industry. With an average of over 13 years with us, the team has developed substantial experience in increasing our target customer base, using strategic alliances to bolster product offerings that create value for our customers and increasing cross-selling opportunities for our high margin product offerings. Our consistent operating performance, to a great extent, is attributable to our senior managers who are responsible for developing and implementing our business strategy and focusing on increasing profitability. Our executive management team is compensated both through an annual salary and through a management incentive program that is directly tied to our financial performance.

Our Strategy

Our primary business strategy is to maximize the sale of club memberships, products, services, publications and merchandise to our target customer base of RV owners and outdoor enthusiasts. To this end, we focus on cross-selling our various offerings to each of our customers while managing customer acquisition costs and maintaining high renewal rates by providing high value product offerings.

Maximize Customer Retention with Value-Added Product Offerings - A key aspect of our strategy is to maximize the value proposition of each of our product offerings, which contributes to strong customer renewal rates. Each of our four membership clubs provides our customers with tangible savings over and above the membership fee.  On average, club members realize savings five times greater than the cost of their annual membership dues as the result of being able to purchase products and services at discounts made available through our clubs.  We believe that the participation levels and renewal rates of club members reflect the benefits derived from their membership.  As such, in order to maximize customer renewal rates, we constantly evaluate member satisfaction and actively respond to changing member preferences through the enhancement or introduction of new membership benefits including products and services.

Efficiently Acquire New Customers - We believe efficient customer acquisition and a sizeable database population are critical to driving our growth and profitability.  Camping World and its discount buyer’s club, President’s Club, together, account for approximately 50% of our new customer database entries.  In addition to being a highly valuable customer loyalty program, President’s Club allows us to capture specific information about each customer including RV type and usage, as well as information on the customer’s age, income, net worth and interests, while adding virtually no incremental customer acquisition costs.  We are able to customize our direct marketing offers based upon our customers’ profiles.  Other methods of customer acquisition include purchasing lists from data providers and placing our publications at campgrounds and dealerships. We then manage our database and target our offers to the customers most likely to purchase more than one of our product offerings.

Cross-Sell Products and Services to Existing Customers - We proactively cross-sell our products and services across our customer base. For example, we use our existing customer database to cost-efficiently market Camping World products through catalogs.  Conversely, Camping World supercenters provide direct customer referrals to our membership clubs, products and services through their in-store kiosks.  In addition, we use our publications to communicate with our core customer base and to promote our other business segments to existing club members.  Our magazines contain relevant content as well as various forms of advertisements for our membership clubs, products and services.

Develop and Market Additional Product and Service Offerings and Additional Affinity Groups - We continually evaluate additional products and services that can be developed and offered to our customer base of RV owners and outdoor enthusiasts and we continually expand the variety of products and services that are attractive to our customer base.  When introducing new products and services, we concentrate on products and services provided by third parties, which we can market without significant capital investment or underwriting risk and for which we typically receive a marketing fee from the service provider based on sales volume.  We seek to utilize the purchasing power of our club members to obtain products and services at attractive prices.  Also, we believe that the experience we have accumulated in managing our existing recreational affinity groups is applicable to the management of other recreational interest organizations.  As a result, we conduct ongoing evaluations for developing or acquiring affinity groups for which we can build membership enrollment and to which we can market products and services.

Expand Niche Recreational Publications - We believe aggregate circulation of our magazines is an important factor in determining the amount of revenue we can obtain from advertisers.  Consequently, we seek to expand our presence as a publisher in select recreational niches through the introduction of new magazine titles and the acquisition of other publications in our markets or in complementary recreational market niches.  Publications in complementary niches may also provide the opportunity to launch new membership clubs, to market our products and services to new customers and to develop other products and services, which meet the special needs of these customers.  For example, our acquisition of the publishing assets of Poole Publications, Inc. in October 2003 allowed us to expand our presence in the recreational boat market niche.

Increase Camping World Penetration - We intend to continue the controlled expansion of our Camping World supercenter network by developing Camping World stores alongside or within independent RV dealerships, including RV dealerships owned and operated by our affiliates, which provides a competitive advantage by creating a means of increasing retail customer traffic.  In 2004 we opened six new Camping World stores, and in 2005 we intend to open ten new Camping World stores as a part of our dealer alliance program.  In addition to generating increased cash flows from the sale of merchandise, a larger network of geographically diverse Camping World stores will enhance our ability to market our portfolio of membership clubs, publications and product and service offerings to a significantly larger customer base.

RV Industry

The use of RVs and the demand for club memberships and related products and services may be influenced by a number of factors including general economic conditions, the availability and price of propane and gasoline, and the total number of RVs.  We believe that both the installed base of RVs and the type of RV owned (full service vehicles excluding van conversions) are the most important factors affecting the demand for our membership clubs, merchandise, products and services.  Based on the RV Survey, the number of households owning RVs is projected to increase from 6.9 million in 2001 to nearly 7.9 million in 2010.  The RV Survey also indicates that the percentage of households owning RVs during this period will rise slightly from 7.6% to 7.8%.

According to the RV Survey, the average RV owner is 49 years old.  RV ownership also increases with age reaching its highest percentage level among those 55 to 64 years old.  Households in this age group are projected to increase from 14.3 million in 2001 to 20.7 million in 2010.  RV ownership also is concentrated in the western United States, an area in which the population growth rate continues to be greater than the national average.  The RV Survey also indicates that RV ownership is associated with higher than average annual household income, which among RV owners was approximately $56,000 per annum as compared to the national average of $40,000 per annum.

The average age and annual household income of our club members in 2001 were 57 years and $57,000, respectively, based on member survey data compiled by us.  We believe that the demographic trend towards an aging population will have a favorable impact on RV ownership.  The demographic profile of our typical club member follows that of the general population and thus we believe this will also have a favorable impact on demand for our club memberships and related products and services.

Membership Clubs

We operate the Good Sam Club, President’s Club, and Coast to Coast Club for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The membership clubs form a receptive audience to which we market our products and services.

The following table sets forth the number of members at December 31, 2004, annual membership dues and average annual renewal rates during the period of 2000 to 2004 for each club:

	Number of Members		Average Renewal
Membership Club	at 2004 (1)	Annual Fee (2)	Rate (3)
Good Sam Club	971,000	$12 - $25	67%
President’s Club	596,700	$15 - $20	65%
Coast to Coast Club	98,700	$90 - $140	71%
Golf Card Club	67,200	$49 - $65	60%

(1)  Also includes multi-year and lifetime members.

(2)  For a single member, subject to special discounts and promotions.

(3)  Excludes members having lifetime memberships.

In addition to regular annual memberships, we also sell multi-year memberships.  We believe that multi-year memberships provide several advantages, including the up-front receipt of dues in cash, reduced membership costs and a strengthened member commitment.

Good Sam Club

The Good Sam Club, founded in 1966, is a membership organization for RV owners.  The Good Sam Club is the largest RV organization in North America with approximately 971,000 member families and almost 1,800 local chapters as of December 31, 2004.  The average renewal rate for Good Sam Club members was approximately 67% during the period 2000 through 2004.  We have focused on selling higher margin multi-year memberships which, among other advantages, reduces the cost of renewal membership.  The average length of time for participation in the Good Sam Club is almost six years with most club members purchasing annual memberships.

Membership fees range from $12 to $25, subject to the term and type (acquisition or renewal).  The benefits of club membership include: discounts for overnight stays at approximately 1,750 participating RV parks and campgrounds; discounts on the purchase of supplies and accessories for RVs at over 60 RV service centers; gas, fuel and food discounts at 80+ Love’s Travel Stops; a free annual subscription to Highways, the club’s regular news magazine; discounts on our other publications; trip routing and mail-forwarding; and access to products and services developed for club members.  Based on typical usage patterns, we estimate that Good Sam Club members realize estimated annual savings from discounts of approximately $100.

The Good Sam Club establishes quality standards for RV parks and campgrounds participating in its discount program.  Campgrounds and parks participating in the Good Sam Club program benefit from increased occupancy and sales of camping related products.  We believe we have established considerable penetration of those for-profit RV parks and campgrounds that meet our quality standards for participation in the discount program.  We monitor our affiliated campgrounds and remove substandard facilities from our program to ensure that our brand image and reputation are not diluted.

In 1992, we began selling lifetime memberships for the Good Sam Club.  In 2004, the average price for a lifetime membership was $272 with 131,900 members registered as of December 31, 2004.  Based on an actuarial analysis of the lifetime members, we expect the average length of a lifetime membership to be 18 years.

The following table lists the number of club members and RV parks and campgrounds from 2000 through 2004 at which discounts for members were available at December 31st of the respective year:

	2004	2003	2002	2001	2000

Number of Good Sam memberships	971,000	958,000	960,600	946,800	949,600

Lifetime members included above	131,900	127,700	121,400	119,000	114,800

Number of RV campgrounds offering discounts to Good Sam members	1,750	1,750	1,650	1,650	1,747

President’s Club

The President’s Club program, which was established in 1986, is the discount buyer’s club for Camping World and the second largest RV club worldwide (behind only our Good Sam Club).  As of December 31, 2004, the President’s Club had 596,700 members.  The primary benefit offered to members of the President’s Club is a 10% discount on all retail merchandise at Camping World stores.  The President’s Club offers us an extremely cost effective and powerful method of acquiring customers who are likely to be receptive to our product and service offerings.  We use the significant amount of information gathered when a customer signs up for membership in the President’s Club to tailor product offers to his or her likely needs and interests.  Additionally, we believe that the President’s Club, much like a traditional customer loyalty program, serves to bolster sales at our Camping World supercenters.

In addition to the 10% discount at Camping World stores, President’s Club members also receive RV View, the club magazine, as well as special mailings, including newsletters and flyers offering selected products and services at special prices.  Typically, we use the President’s Club brand in the marketing of our products and services to these customers.

President’s Club memberships may initially be obtained for one, two or three years at a cost of $20, $35 or $50, respectively.  We estimate that the average President’s Club member realizes savings of approximately $41.  The average renewal rate for members of the President’s Club was 65% during the period from 2000 to 2004.

The following table sets forth the number of President’s Club members and number of retail stores at year-end for 2000 through 2004:

	2004	2003	2002	2001	2000

Camping World’s President’s Club memberships	596,700	598,200	626,000	596,500	581,700

Number of stores	39	33	30	30	30

Coast to Coast Club

The Coast to Coast Club operates a long-established reciprocal use network of private RV resorts in North America.  We offer a series of membership benefits depending upon pricing and program type under the Coast to Coast Club name.  Members of the Coast to Coast Club belong to a private RV resort owned and operated by parties unrelated to us.  Our club members may use the other resorts in the Coast to Coast Club network on a reservation or space available basis and obtain discounts from other non-private campgrounds.  At December 31, 2004, there were approximately 98,700 member families in the Coast to Coast Club which had nationwide access to approximately 309 private RV resorts and a network of approximately 176 public affiliated campgrounds that participated in the Coast to Coast Club reciprocal use programs.  These private resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins, park models, and condominiums.  For an initial membership fee plus annual maintenance fees, both paid by the customer to the resort, the private resorts provide an RV site with water, sewer and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities.  We have established quality criteria for resorts to join and remain in the Coast to Coast Club networks.

For standard annual renewal dues from $89.95 for a single year membership to $179.95 for a multiple-year membership, Coast to Coast Club members receive the following benefits: discounts for overnight stays at participating resorts and campgrounds; an annual subscription to Coast to Coast Magazine; the Coast to Coast Directory providing information on the participating resorts; discounts on our other publications; access to discount hotels and travel services; and access to ancillary products and services developed for our club members.

We believe that resorts participating in the Coast to Coast Club networks view access to reciprocating member resorts as an incentive for their customers to join their resort.  Because a majority of Coast to Coast Club members own RVs, access to participating resorts throughout North America can be an important complement to local resort membership.  Based on typical use patterns, we estimate that Coast to Coast Club members realize estimated annual savings from these discounts of approximately $125.  The average annual renewal rate for members of the Coast to Coast Club after the initial one-year membership (which is generally paid by the member resort not the club member) was approximately 71% during the period 2000 through 2004.

The following table sets forth the number of members in the Coast to Coast Club, resorts participating in the reciprocal use program, and the number of public resorts extending discounts to Coast to Coast Club members for 2000 through 2004:

	2004	2003	2002	2001	2000

Number of Coast to Coast Club memberships	98,700	117,300	139,800	157,200	178,100

Participating private resorts	309	329	383	360	360
Participating public resorts	176	220	572	624	590

The reduction in the number of participating public resorts in the Coast to Coast Club reciprocal use program during 2003 and 2004 resulted primarily from the operational changes in the system which was implemented by the Coast to Coast Club during 2003 to improve the quality of the system for Coast to Coast Club members.  These changes increased the responsibilities of the public resorts.  Since the Coast to Coast Club system is a network for private resorts and their members, participation by public resorts is an ancillary benefit to the members and the reduction in participating public resorts does not materially affect the program.

Golf Card Club

The Golf Card Club, founded in 1974, had approximately 67,200 members at December 31, 2004.  The major attraction for membership is the financial savings which members receive when playing at any of the 3,650 participating golf courses located throughout the US and Canada. The annual membership fee varies with the length and type (single or double) of membership.  We believe that the participating golf courses providing playing privileges to club members represent the largest number of golf courses participating in a discount program in North America.  None of the participating golf courses are owned or operated by us.

Members of the Golf Card Club receive the following benefits:  (i) a minimum of two rounds annually of free or discounted golf at participating golf courses, (ii) discounted vacation packages at 200 “Stay and Play” resorts, (iii) savings on golf merchandise purchases at select member golf courses, (iv) car rental discounts from National and Alamo, (v) an annual subscription to the Golf Traveler member publication, published four times per year in print and eight times electronically, (vi) the Annual Directory of Affiliated Courses and Resorts (“Annual Directory”), (vii) a one-year Quest membership (hotel discount card), (viii) access to 120 local Grasshopper Clubs for tournaments and social activities, (ix) an opportunity to play in Member-Guest Tournaments, and (x) a chance to test (and keep) select golf products.

Daily-fee, semi-private resort and municipal golf courses participate in the Golf Card program.  The program is attractive to participating courses because it builds traffic and helps fill empty tee times during off-peak hours.  In addition, participating courses receive promotion of their golf course in the Golf Traveler member publication, the Annual Directory, and the club website, www.golfcard.com.  Members also purchase other merchandise or services when exercising their playing privileges.  In this manner, the Golf Card Club members tend to provide incremental revenue to the golf courses.  Based on surveys conducted by us, members realize savings on green fees, ranging from $150 to $250 annually, which significantly exceed the cost of membership.

The standard annual membership fee is $65 for a single membership and $110 for a double membership.  Multi-year memberships range from a single two-year membership for $118, to a three-year double membership for $267.  The average renewal rate for Golf Card Club members was approximately 60% for the period from 2000 to 2004.

The following table sets forth the number of Golf Card Club members, participating golf courses and “Stay and Play” resorts at December 31st of each respective year:

	2004	2003	2002	2001	2000

Number of Golf Card Club memberships (1)	67,200	77,400	79,400	82,300	93,900

Number of Participating Golf Courses	3,650	3,800	3,800	3,300	3,300

Number of “Stay and Play” Golf Resorts	200	220	225	241	251

(1)  A single membership counts as one member and a double membership as two members.

Membership Products and Services

Our approximately 1.7 million club members form a receptive audience to which we sell products and services targeted to the recreational interests of our club members.  We promote products and services which either address special needs arising in the activities of our club members or appeal generally to persons with the demographic characteristics of our club members.  The two most established products are the ERS and the vehicle insurance programs.  Most of our products and services are provided by third parties who pay us a marketing fee, with the exception of ERS where we assume the risk of incurred claims.

Emergency Road Service (ERS)

We promote various ERS products to our existing membership clubs, as well as to non-club members.  The ERS programs provide towing and roadside assistance for subscribers with annual dues ranging from $79.95 to $99.95.  We developed ERS initially for Good Sam members in 1984, and 29% of the Good Sam Club membership is currently enrolled in the Good Sam ERS program.  We believe it is important to target the diversified market niches with identifiable products that offer a full range of benefits.  We currently market these products through direct mail, advertising in publications, campground directories, space ads, Internet, telemarketing and direct sales.

The table below sets forth the total enrollment in the various ERS programs for 2000 through 2004:

	2004	2003	2002	2001	2000

ERS Enrollment	360,900	354,400	348,400	345,100	341,600

For the seventh year in a row, enrollment in the various ERS programs has grown through promotional and marketing efforts which have attracted new members and improved renewal rates.  Combined enrollment in the programs has increased by 19,300 members or approximately 5.6% since 2000.

Vehicle Insurance Programs

We offer two vehicle insurance programs that offer cost-effective collision and liability insurance suitable to the demographic characteristics and vehicle usage patterns of our various club members.  The Vehicle Insurance Program (“VIP”) is marketed primarily to the members of Good Sam Club and Coast to Coast Club.  The Motor Vehicle Program (“MVP”) is marketed to President’s Club members.  For 2004, the two programs had approximately 208,000 members, which represented a 15.1%, 6.7% and 3.0% penetration, respectively, of the Good Sam Club, the President’s Club, and the Coast to Coast Club.  During the period 2000 to 2004, the average annual renewal rate of members participating in these insurance programs was over 90%.  Our marketing fee revenue is based on the amount of written premiums and the insurance provider assumes all claim risks.

The following sets forth the total number of policies in force, the dollar amount of written premiums paid to insurance providers, and the marketing fees generated for 2000 through 2004:

	2004	2003	2002	2001	2000

Total policies in force	208,000	213,400	230,600	234,600	231,200

Written premiums paid to insurance providers (millions)	$253	$254	$249	$240	$231

Marketing fees (millions)	$20	$20	$19	$18	$19

Other Products and Services

Other products and services marketed to club members include extended vehicle warranties, vehicle financing, credit cards, supplemental health and life insurance, and financial services.  Most of these services are provided to club members by third parties who pay us a marketing fee.

In 1996, we launched the Continued Service Plan, a private label extended vehicle warranty program for RVs.  Total marketing fees for 2004 increased 16% over 2003, to a total of $15.9 million.  The program had 31,800 policies in force as of December 31, 2004.  Sales of new policies were derived from direct mail marketing, print ads in our magazines, Internet and E-mail solicitations, and retail kiosks in Camping World stores.  Policy renewals represented 44% of the total sales in 2004.

The RV financing program is administered by E*TRADE Consumer Finance Corporation.  The number of E*TRADE RV loans to our club members decreased by 33.6% from 2003 to 2004.  The decrease in loans can be attributed to a changing interest rate environment and the fact that many with RV loans have already refinanced at a lower rate.  During the fourth quarter of 2003, the relationship with E*Trade expanded to include auto, truck, motorcycle, mortgage and home equity loans and brokerage and deposit services. The products were officially launched in January 2004.

In addition, we evaluate other products and services that club members may find attractive.  When introducing new products and services, we concentrate on products and services provided by third parties, which we can market without significant capital investment by us, and for which we receive a marketing fee from the service provider based on sales volume.  We seek to utilize the purchasing power of our club members to obtain products and services at attractive prices.

Publications

We produce and distribute a variety of publications for select markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories, and RV and powersports industry trade magazines.  Revenues are recognized from the sale of advertising, subscriptions and direct sales of some of the publications.  We believe that the focused audience of each publication is an important factor in attracting advertisers.

The following chart sets forth the circulation and frequency of our publications:

	2004	Issues Published
Publication	Circulation	Annually

PAID CIRCULATION MAGAZINES (1)
American Rider	59,099	7
ATV Sport	54,446	10
Bass & Walleye Boats	71,324	9
Bowhunting World (2)	83,564	9
Camping Life	80,769	7
MotorHome	149,937	12
Rider	127,139	12
SnowGoer	63,577	6
Snow Week	20,033	15
Trailer Boats	105,125	11
Trailer Life	272,936	12
Woman Rider	43,282	1

CONTROLLED CIRCULATION- Business (3)
Archery Business (2)	11,000	7
Boating Industry	23,504	6
Campground Management	14,011	12
PowerSports Business	11,010	16
PowerSports Business Directory	9,372	4
RV Business	18,000	12

CONTROLLED CIRCULATION- Consumer (4)
ATV Magazine	238,589	6
Cruising Rider	141,572	4
Snowmobile	476,567	2
Watercraft World	108,128	6

FREE DISTRIBUTION (5)
Thunder Press- North	33,336	12
Thunder Press- East	25,451	12
Thunder Press- West	50,159	12
Woodall’s Specials (6)	59,880	1
Woodall’s Regional News Tabloids	146,422	12

ANNUALS (1)
Blacks Sporting Directories (2)
Archery	13,476	1
Wing and Clay	40,089	1
Trailer Life Campground/RV Park & Services Directory	257,051	1
Trailer Life’s RV Buyers Guide	113,374	1
Towing Guide	500,019	1
Ultimate Snowmobile Buyers Guide	170,990	1
Woodall’s Buyer’s Guide	59,758	1
Woodall’s Campground Directory	331,642	1
Woodall’s Tenting Directory	40,578	1
Woodall’s Go & Rent... Rent & Go (5)	123,717	1

CLUB MAGAZINES (7)
Coast to Coast Magazine	137,114	8
Golf Traveler (8)	77,750	6
Highways	955,668	11
RV View	577,015	4

(1)       Paid circulation, may include supplemental qualified controlled circulation.

(2)       These titles were divested in the third quarter of 2004.

(3)       Trade publication distributed to industry-specific groups.

(4)       Qualified and limited paid circulation.

(5)       Includes limited paid circulation.

(6)       Distribution to RV outlets, including campgrounds and dealerships.

(7)       Limited to club members and promotional copies.  The price is included in the membership fee.

(8)       Only one magazine is issued when two members are from the same household.

Paid Circulation Magazines

American Rider, introduced in November 1993, is targeted to owners and operators of Harley-Davidson motorcycles.

ATV Sport was introduced in May 1998 and targets recreational and racing sport quad riders.

Bass and Walleye Boats is the only magazine dedicated exclusively to freshwater fishing boat owners who demand top performance from their boats, engines and accessories.

Bowhunting World is the archery equipment authority which provides information on new equipment reviews and maintenance techniques, and features articles which discuss ethical hunting, hunting rights, and pertinent legislative issues.  Bowhunting World was sold in the third quarter of 2004.

Camping life is dedicated to providing family-style campers and others with articles about destinations, products and activities to enhance their outdoor lifestyles.

MotorHome is a monthly periodical for owners and prospective buyers of motorhomes which has been published since 1968 and features articles on subjects such as product tests, travel and tourist attractions.

Rider is a monthly magazine for motorcycle touring enthusiasts and has been published since 1974.  Each issue focuses on motorcycles, personalities, technical subjects, travel notes and other features of interest to this recreational affinity group.

SnowGoer is designed for the sport’s highly active participants and provides detailed equipment and product critiques and maintenance tips.

Snow Week is the central source of information for the competition and high-performance snowmobiling market segment.  The publication provides timely, year-round articles on racing, performance enhancing products, technical assistance, new product introductions, and general industry information.

Trailer Boats magazine, the country’s only trailer boating magazine, is dedicated to the hard-core enthusiast of trailerable boats, marine propulsion, accessory installations and use, maintenance and repair, tow vehicles, boat trailering, seamanship, water sports and cruising.

Trailer Life, initially published in 1941, is the leading consumer magazine for the RV industry, featuring articles on subjects including product tests, travel and tourist attractions.

Woman Rider was introduced in 2000 and filled an important void in motorcycle publications.  Readers learn about new products from the female point of view and discover more about the lifestyle of motorcycling.

Controlled Circulation Magazines- Business

Archery Business is a trade publication for archery dealers and presents a mix of industry news and trends, product reviews and sales tips designed to improve financial performance of archery product dealers.  Archery Business was sold in the third quarter of 2004.

Boating Industry is the leading source of news and information for dealers, manufacturers, aftermarket vendors and other professionals in the marine industries through its bi-monthly magazine and daily web site.

Campground Management is the leading trade magazine for the campground industry.

PowerSports Business is an industry trade magazine, introduced in January 1998, which combines the previously issued Snowmobile Business and Watercraft Business with a motorcycle and ATV business section.  Distribution is to dealers servicing these industries, which in numerous cases have combined operations to service more than one of these segments.

PowerSports Directories are supplier directories for each of the ATV, snowmobile and watercraft markets.  These directories feature hundreds of manufacturers and suppliers of parts, services, apparel and much more, complete with detailed company information.

RV Business is the leading trade magazine covering industry news and trends for RV dealers, manufacturers, suppliers, associations and others.

Controlled Circulation Magazines- Consumer

ATV Magazine’s first issue was published in October 1995.  The publication is designed to reach large numbers of active ATV owners with comprehensive product information during the peak periods when equipment is purchased.

Cruising Rider was introduced in March 1998 and targets cruiser motorcycle owners and buyers.

Snowmobile magazine delivers broad-based editorial and snowmobile-related information to its audience of active snowmobile enthusiasts.

Watercraft World is targeted to avid personal watercraft enthusiasts and provides detailed critiques of watercraft, in-depth gear and accessory evaluations, technical tips and racing information.  PWC Magazine was combined with Watercraft World in 2002.

Free Distribution Publications

Thunder Press newspapers are published monthly in three separate editions to reach the country’s motorcycling public and are available primarily through motorcycle dealers.  This tell-it-like-it-is magazine is designed for the ultra-active motorcycle enthusiast who feels passionate about the lifestyle.

Woodall’s Specials are annual publications geared around specific events, such as the beginning of the camping season and the beginning of the snowbird season.  Its editorial content is aimed at season events and the ads are largely from regional campgrounds.

Woodall’s Regional News Tabloids publications are designed to appeal to the prospective or first-time RV owner.  Stories in these publications cover area campgrounds and RV dealerships, as well as new vehicles on the market and new products within the industry.  The publications are primarily distributed at campgrounds and RV parks, as well as at RV shows and state welcome centers.

Annual Publications

Blacks directories were purchased in 2002 and consist of three directories:  Archery/Bowhunting, Wing and Clay, and Fly Fishing.  The Archery/Bowhunting and Wing and Clay directories were produced in 2004 prior to our selling the Blacks directories in the third quarter of 2004.

Trailer Life Campground/ RV Park & Services Directory, initially published in 1972, is an annually updated directory which provides information on and ratings for approximately 12,100 public and private campgrounds, and approximately 800 RV service centers, including almost 800 tourist attractions in North America along with color maps of the areas covered.  The publication features Good Sam Parks that offer discounts on overnight camping fees to our club members.  This directory is sold primarily by direct mail to Good Sam Club members, at RV dealerships and in bookstores.  In 2000, we began issuing a version of the directory on CD-ROM.

Trailer Life’s RV Buyers Guide, issued annually, features more than 400 listings with photos, floor plans and specifications on new RVs including travel trailers, fifth-wheel trailers, folding camping trailers, motorhomes and pickup campers.  The publication is sold at newsstands and by mail order from magazine advertisements.

The Towing Guide is a booklet dedicated to meeting the needs of all camping and boating enthusiasts that are towing a trailer.  This booklet serves as a step-by-step tutorial for newcomers and a refresher course for trailer-towing veterans to ensure that maximum enjoyment of their trailer by making informed decisions.

The Ultimate Snowmobile Buyers Guide is an annual publication focusing on new snowmobiles introduced in the current year, along with accessories, providing competitive statistics to enable the reader to make informed purchases.

Woodall’s Buyer’s Guide is an annual publication distributed mainly through bookstores and newsstands, which provides photos, floor plans and specifications of the new model year RVs.  The buyer’s guide was first published in 1978.

Woodall’s Campground Directory, initially published in 1948, is an annual consumer directory offered in both national and regional editions.  This directory is primarily distributed through book stores.

Woodall’s Tenting Directory is an annual directory distributed primarily through newsstands, which provides information on both government and privately-owned campgrounds and the outdoor activities and attractions that are available near them.

Woodall’s Go & Rent… Rent & Go is an annual catalog providing information on where to find on-site lodging and cabin rentals at RV Parks & Campgrounds and “Over-the-Road” RV Rentals, as well as fully equipped campsites throughout the U.S.A. and Canada.  This book features “turn-key” camping experiences for those who want to try camping, rent a cabin, or rent a fully-equipped campsite.

Club or Trade Magazines and Books

Each of our membership clubs has its own publication which provides information on club activities and events, feature stories and other articles.  We publish Highways for the Good Sam Club, Coast to Coast Magazine for the Coast to Coast Club, The Golf Traveler for the Golf Card Club, and RV View for the President’s Club.  We also periodically publish books targeted to our club membership which address the RV lifestyle.

Retail

Camping World Supercenters

Camping World is a national specialty retailer of merchandise and services for RV owners.  With the opening of our two newest Camping World supercenters in the fourth quarter of 2004, we currently have thirty-nine Camping World retail locations, which are located in twenty-three states.  These stores accounted for approximately 72% of the 2004 total retail revenue in merchandise revenues, while approximately 17% were derived from catalog and Internet sales and approximately 11% were derived from non-merchandise revenues such as shop fees, and supplies.

In the RV accessory industry, we believe that Camping World has a high level of name recognition, an effective triple channel distribution strategy (store, catalog, and Internet), and a commitment to offer a broad selection of specialized RV products and services at competitive prices combined with technical assistance and on-site installation.  Camping World’s supercenters offer approximately 8,000 SKUs, of which we estimate approximately 70% are not regularly available in general merchandise stores.  In addition, general merchandise stores do not provide installation or repair services for RV products, which are available at Camping World’s supercenters.  Products sold by Camping World include specialty-sized refrigerators, housewares and other appliances, bedding and furniture, generators and hydraulic leveling systems, awnings, folding boats, chairs, ladders, cleaning and maintenance products, bicycles, hitch-towing, sanitation products, automotive electronics and lifestyle products.  Further, resource centers, staffed with licensed insurance agents at numerous locations, market such products and services as vehicle insurance, extended warranty and ERS.  Camping World’s supercenters are designed to provide one-stop shopping by combining broad product selection, technical assistance and on-site installation services.  We strategically locate Camping World supercenters in areas where many RV owners live, along major Interstates, and/or in proximity to destinations frequented by RV users.

Camping World sources its products from approximately 1,100 vendors.  Camping World attends regional, national and international trade shows to determine the products it will offer.  The purchasing activities of Camping World are focused on RV parts and accessories, electronics, housewares, hardware, automotive, crafts, clothing, home furnishings, gifts, camping and sporting goods.  Camping World uses an automated “plan-o-gram” system to develop and maintain merchandising plans unique to each supercenter and an inventory replenishment system for its operations to improve in stock rates on key items.  Camping World believes that the volume of merchandise it purchases from domestic and international suppliers and its ability to buy direct from manufacturers enables them to obtain merchandise at costs which compare favorably to local RV dealers and retailers.  Camping World does not enter into material long-term contracts or commitments with their vendors.

The retail supercenters are periodically reset to enhance the customers shopping experience as well as to maximize merchandise category offerings.  New products and services are introduced in order to keep pace with the advances of the RV industry and to satisfy our customers’ needs.  Customers take advantage of the state-of-the art performance centers staffed with expert RV technical consultants and equipped with demonstrable merchandise to assist in educating customers about RV performance products.  The resource centers provide a great opportunity to promote a more interactive and consultative selling environment.  They are staffed with professionals offering insurance products, extended warranties, roadside service, club memberships, and RV financing, allowing the enhanced resource centers to add to the depth of services to which Camping World customers have become accustomed.  Finally, store dress, promotional signage and directional signage are periodically refreshed to further enhance our customers’ shopping experience at Camping World’s supercenters.

Camping World’s supercenters generally range in size from approximately 10,000 to 64,000 square feet.  Approximately 40% of each supercenter is devoted to a retail sales floor, a customer service area, and a technical information counter; 40% is comprised of the installation facility, which contains 4 to 16 drive-through installation bays; and 20% is allocated to office and warehouse space.  Large parking areas provide sufficient space and facilitate maneuvering of RVs.  By combining broad product selection, technical assistance, installation and repair services, Camping World’s supercenters provide one-stop shopping for RV owners.  Camping World maintains toll-free telephone numbers for customers to schedule installation and repair appointments.  All supercenters are open seven days a week.

Camping World intends to continue the controlled expansion of their supercenter store network while at the same time develop dealer partnerships across North America.  We plan to establish Camping World stores alongside or within existing RV dealerships.  This marketing strategy will provide an expanded number of customers with access to the vast array of products and services that we offer and generate traffic for our dealer partners by marketing locally, regionally and nationally our extensive parts and accessories business.  Camping World has established twenty such Camping World stores alongside or within RV dealerships, including thirteen Camping World stores that are part of our dealer alliance program.  Of the Camping World stores that are part of our dealer alliance program, seven are located within dealerships indirectly owned or operated by FreedomRoads, LLC, (“FreedomRoads”).  FreedomRoads is indirectly owned and controlled by Stephen Adams, our Chairman.

Mail Order Operations and Internet

Camping World initiated its catalog operations in 1967.  Camping World currently has a proprietary mailing list of approximately 2.6 million RV owners, all of whom have made a purchase or requested a catalog from Camping World within the prior 60 months.  Camping World maintains a database of these names, which includes information such as order frequency, size of order, date of most recent order and type of merchandise purchased.  Camping World analyzes its database to determine those customers most likely to order from Camping World’s catalogs.  As a result, Camping World is able to target catalog mailings more effectively than direct marketers of catalogs offering general merchandise.  Camping World continually expands its proprietary mailing list through in-store subscriptions and requests for catalogs in response to advertisements in regional publications directed to RV owners.  In addition, Camping World rents mailing lists of RV owners from third parties.

During 2004, Camping World distributed 7.6 million catalogs, 6.4 million of which were mailed in thirteen separate mailings, and the remaining 1.2 million catalogs were distributed in supercenters, at campgrounds and other RV locations, and as package inserts.  During the same period, Camping World processed approximately 342,000 catalog orders at an average net order size of $115, excluding postage and handling charges.  Camping World distributed thirteen high-quality, full-color catalogs during 2004, consisting of one catalog each month plus a Master Catalog in the Spring of 2004.

The Internet is proving to be a significant, low-cost source for new club members, subscriptions and other ancillary product sales.  We maintain thirty-three Internet web sites, which are accessible through http://www,rv,net, and are experiencing significant growth.  In 2000, our club operations commenced a low-cost marketing strategy through e-mail membership acquisition campaigns.  Members added in 2004 under these programs represented approximately 11.9% of all new club members.  E-mail acquisition campaigns and Internet online revenue totaled approximately $26.0 million in 2004, an increase of 43.6% over prior year.

Marketing

We market our club memberships and related products and services through direct mail, e-mail, inserts, ride-alongs, space advertisements, promotional events, point of sale, member-get-a-member campaigns, and telemarketing.  Direct response marketing efforts account for approximately 49% of new enrollments with the remaining 51% derived from other sources.  We use a variety of commercially available mailing lists of RV owners in our direct mail efforts.  Currently, the most widely used list databases are provided by three commercial list compilers, and direct response lists are from RV industry participants, RV consumer surveys, and proprietary in-house lists.

Our publications segment solicits advertisements through an internal sales force and by paying commissions to advertising agencies and independent contractors who place advertisements.  Many advertisers are repeat customers with whom we have long standing relationships.

We market our retail products through mail order catalogs, direct mail retail flyers, advertisements in national and regional industry publications, vendor co-op advertising programs, promotional events, the President’s Club direct mailings and personal solicitations and referrals. Camping World’s principal marketing strategy is to capitalize on its broad name recognition among RV owners.

Operations

Our customer service operations are located in Denver, Colorado and Bowling Green, Kentucky.  The primary focus of these groups is to manage our customers’ expectations and relationship with the organization.  On average, these member service operations process approximately 6,100 telephone calls daily.  Approximately fifty percent of the calls into these centers originate from the marketing efforts of catalog mailings, membership acquisition, membership renewals and associated ancillary products and events.  All such efforts use toll-free numbers as a response mechanism.

Camping World’s catalog and Internet operations, located at its headquarters in Bowling Green, Kentucky, are supported by the customer contact center in the same location.  Orders are usually processed and shipped within 24 hours of receipt.

Fulfillment operations involve the processing of orders and checks principally received by mail.  Certain fulfillment operations are performed by third parties.  Our publication operations develop the layout for publications and outsource printing to third parties.

Information Support Services

We utilize integrated computer systems to support our membership club and publishing operations.  A database containing all customer activity across our various businesses and programs has been integrated into our web sites and call centers.  Comprehensive information on each member, including a profile of the purchasing activities of members, is available to customer service representatives when responding to member requests and when marketing our products and services.  We employ publishing software for publication makeup and content and for advertising to support our publications operations.  A wide-area network facilitates communication within and between our offices.  We also utilize information technology, including list segmentation and merge and purge programs, to select prospects for direct mail solicitations and other direct marketing efforts.

Camping World’s management information systems and electronic data processing systems consist of an extensive range of retail, mail order, financial and merchandising systems, including purchasing, inventory distribution and control, sales reporting, accounts payable and merchandise management.  Camping World’s management information system includes point-of-sale registers that are equipped with bar code readers in each supercenter.  These registers are polled nightly by a central computer.  With this point-of-sale information and the information from Camping World’s on-line distribution centers, Camping World compiles comprehensive data, including detailed sales volume and inventory information by product, merchandise transfers and receipts, special orders, supply orders and returns of product purchases to vendors.  In conjunction with its nightly polling, Camping World’s central computer sends price changes to registers at the point of sale.  The registers capture President’s Club member numbers and associated sales and references to specific promotional campaigns.  Management monitors the performance of each supercenter and mail order operation to evaluate inventory levels, determine markdowns and analyze gross profit margins by product.

Camping World’s catalog operations also utilize a computerized management system allowing on-line desktop access to information which previously required manual retrieval.  Screen prompts that provide product, promotional, and revenue potential information have allowed Camping World to maintain high service levels during seasonal sales peaks.

Regulation

Our operations are subject to varying degrees of federal, state and local regulation.  Specifically, our outbound telemarketing, direct mail, and ERS, as well as certain services provided by third parties, including insurance, RV Financing, and extended warranty programs, are currently subject to certain regulation, and may be subjected to increased regulation in the future.  We do not believe that such federal, state and local regulations currently have a material impact on our operations.  However, new regulatory efforts impacting our operations may be proposed from time to time in the future at the federal, state and local level.  There can be no assurance that such regulatory efforts will not have a material adverse effect on our ability to operate our businesses or on our results of operations.

Competition

In general, our membership clubs, retail and catalog operations and publications compete with numerous organizations in the recreation industry for disposable income spent on leisure activities.  By offering significant membership benefits at a reasonable cost and actively marketing to club members, we believe that we have been able to maintain a loyal following for our membership organizations as evidenced by the high renewal rates of our membership clubs.  The products and services marketed by us compete with similar products and services offered by other providers.  However, management believes that we are able to use the large volume of purchases by our club members to secure attractive pricing for the products and services marketed by us.

Employees

As of December 31, 2004, we had 1,631 full-time and 169 part-time or seasonal employees, consisting of 8 executives, 1,189 employees in retail operations, 345 employees in administrative and club operations, 210 employees in publishing and advertising sales, 12 employees in resort services and 36 employees in marketing.  No employees are covered by a collective bargaining agreement.  We believe that our employee relations are good.

Trademarks and Copyrights

We own a variety of registered trademarks and service marks for the names of our clubs, magazines and other publications.  We also own the copyrights to certain articles in our publications.  We believe that our trademark and copyrights have significant value and are important to our marketing efforts.

ITEM 2:  PROPERTIES

The table below sets forth certain information concerning our properties.  The leased properties generally provide for fixed monthly rentals with annual escalation clauses and the lease expiration date includes all stated option periods.

	Square		Owned/	Lease
	Feet	Acres	Leased	Expiration
Corporate Headquarters:

Ventura, CA	74,100		Leased	2029

Other Office Facilities:
Carson, CA (regional publication office)	10,048		Leased	2006
Denver, CO (customer service, warehousing fulfillment, and information system functions)	60,000		Leased	2029
Bowling Green, KY (retail administrative headquarters and mail order operations)	31,278		Leased	2029
Bowling Green Headquarters Annex	4,100		Leased	2006
Seattle, WA (regional publication sales office)	912		Leased	2005
Elkhart, IN (regional publication sales office)	4,076		Leased	2005
Maple Grove, MN (Ehlert Publications Group, Inc. headquarters)	17,496		Leased	2010
Earth City, MO (information systems functions)	1,769		Leased	2006
Fort Lauderdale, Florida (regional publication office)	1,219		Leased	2005

Distribution Centers:
Bowling Green, Kentucky	104,000	6.780	Leased	2005
Bakersfield, California	85,747	14.827	Leased	2027

Franklin, Kentucky	175,000	33.000	Leased	2035

Camping World Supercenter Locations:
Tucson, AZ	12,145	2.000	Leased	2018
Mesa, AZ	27,500	3.140	Leased	2010
Bakersfield, CA (2)	23,325	9.940	Leased	2023
La Mirada, CA	33,479	5.501	Leased	2027
San Marcos, CA	25,522	2.212	Leased	2027
Fairfield, CA	43,434	3.780	Leased	2009
Rocklin, CA	29,085	4.647	Leased	2037
San Bernardino, CA	18,126	1.665	Leased	2012
San Martin, CA	29,486	5.000	Leased	2023
Valencia, CA	64,410	9.231	Leased	2027
Denver, CO	27,085	4.132	Leased	2037
Ft. Myers, FL	22,886	4.217	Leased	2012
Kissimmee, FL	58,382	6.043	Leased	2027
Tampa, FL	40,334	3.711	Leased	2026
Tallahassee, FL (1)	8,494	12.630	Leased	2024
Bolingbrook, IL	25,126	5.299	Leased	2035
Clarksville, IN (2)	19,480	6.291	Leased	2034
Elkhart, IN (1)	25,953	2.500	Leased	2034
Bowling Green, KY	37,615	2.750	Leased	2027
Hammond, LA (2)	27,096	68.454	Leased	2034

Belleville, MI	44,248	7.260	Leased	2025
Rogers, MN	24,700	6.303	Leased	2025
Statesville, NC (1)	39,050	7.412	Leased	2024
Bridgeport, NJ	24,581	6.920	Leased	2031
Amsterdam, NY (2)	13,420	28.000	Leased	2032
Henderson, NV	25,850	4.400	Leased	2025
Brunswick, OH (1)	23,233	4.087	Leased	2037
Oklahoma City, OK (2)	12,500	8.219	Leased	2023
Wilsonville, OR	32,850	4.653	Leased	2016
Myrtle Beach, SC	38,962	5.410	Leased	2027
Spartanburg, SC (1)	11,900	19.263	Leased	2033
Chattanooga, TN (1)	9,400	10.840	Leased	2024
Nashville, TN	34,478	3.238	Leased	2027
Anthony, TX	7,061	32.000	Leased	2035
Denton, TX	22,984	6.887	Leased	2037
New Braunfels, TX (1)	43,397	19.100	Leased	2035
Mission, TX	23,094	3.430	Leased	2015
Draper, UT	27,675	8.031	Leased	2026
Manassas, VA (2)	16,348	9.754	Leased	2018
Fife, WA	35,659	5.840	Leased	2037

(1)            This supercenter is located with a FreedomRoads dealership and the acreage reflects the total dealership property.

(2)            This supercenter is located with an RV dealership (other than a FreedomRoads dealership) and the acreage reflects the total dealership property.

We also lease a body shop of 10,500 square feet on approximately 0.7 acres in Denver, Colorado, a body shop of 12,000 square feet on approximately 1.9 acres in Bellville, Michigan and other miscellaneous office equipment.  In addition, we own 12.439 acres of unimproved land adjacent to the New Braunfels, Texas Camping World Supercenter.

ITEM 3:  LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising in the normal course of business operations.

In September 2004, the Company’s subsidiary, CWI, Inc., was sued in California state court by Privacy Rights Clearinghouse and Benjamin Greene in a suit alleging that CWI, Inc. was recording personal identification information from retail customers in violation of certain California statutes.  The plaintiff seeks injunctive relief preventing CWI, Inc. from engaging in any act or practice constituting unfair competition under the statutes and for statutory penalties and damages.  CWI, Inc. has responded to the suit and denies that its practices violate the statutes.  The Company has not recorded a provision for loss as of the date of the accompanying financial statements.  In the opinion of management, the likelihood of a material unfavorable outcome is not probable as of the date of the accompanying consolidated financial statements.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data of our company for each of the five years ended December 31 are derived from our audited consolidated financial statements.  Prior to April 27, 2004, AGI was a wholly-owned subsidiary of Affinity Group Holding, Inc. (“AGHI”).  On April 27, 2004, AGHI was merged into AGI, with AGI being the surviving entity after the merger.  The merger was accounted for as a combination of entities under common control using historical costs.  All periods have been restated to reflect the results of operations of AGI and AGHI, prior to the April 27, 2004 merger.  Our selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included herein.

	December 31,
Statement of Operations Data:	2004	2003	2002	2001	2000
	(dollars in thousands)
REVENUES:
Membership services	$131,608	$128,664	$124,546	$119,958	$121,393
Publications	77,977	71,436	66,654	65,150	68,519
Retail	255,094	225,306	239,922	220,264	215,160
	464,679	425,406	431,122	405,372	405,072

COSTS APPLICABLE TO REVENUES:
Membership services	84,231	79,500	74,097	72,944	77,625
Publications	53,042	48,392	45,351	46,175	46,298
Retail	151,196	136,137	158,265	148,244	143,018
	288,469	264,029	277,713	267,363	266,941

GROSS PROFIT	176,210	161,377	153,409	138,009	138,131

OPERATING EXPENSES:
Selling, general and administrative	116,137	104,066	101,608	86,050	85,513
Restructuring charge	—	1,210	2,269	—	—
Depreciation and amortization	13,893	10,298	9,893	16,404	16,885
	130,030	115,574	113,770	102,454	102,398

INCOME FROM OPERATIONS	46,180	45,803	39,639	35,555	35,733

NON-OPERATING ITEMS:
Interest expense, net	(23,239)	(18,123)	(16,862)	(24,234)	(27,735)
Debt extinguishment expense	(5,035)	(3,218)	—	(71)	—
Other non-operating income (expense), net	420	201	(44)	(6,574)	5
	(27,854)	(21,140)	(16,906)	(30,879)	(27,730)

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	18,326	24,663	22,733	4,676	8,003

INCOME TAX EXPENSE	(8,075)	(9,275)	(9,032)	(4,110)	(4,700)

INCOME FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	10,251	15,388	13,701	566	3,303

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	(1,742)	—	—

NET INCOME	$10,251	$15,388	$11,959	$566	$3,303

	December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Balance Sheet Data (at period end):
Working capital (deficiency)	$(10,813)	$(25,770)	$(39,820)	$(55,585)	$(51,796)
Total assets	320,222	302,862	285,960	305,622	358,374
Deferred revenues and gains (1)	99,130	98,410	94,475	96,162	89,968
Total debt	314,336	240,127	223,001	228,316	285,486
Total stockholder’s deficit	(158,108)	(88,905)	(87,548)	(76,349)	(76,915)

(1) Deferred revenues represent cash received by us in advance of the recognition of revenues in accordance with accounting principles generally accepted in the United States.  Deferred revenues primarily reflect club membership dues, annual ERS fees, advances on third party credit card fee revenues and publication subscriptions.  These revenues are recognized at the time the goods or services are provided or over the membership period, which averages approximately 18 months.  The deferred revenue balance for 2004, 2003, 2002 and 2001 also include deferred gains of $10.8 million, $11.3 million, $11.8 million and $12.1 million, respectively, from the real estate sale-leaseback transactions which occurred in December 2001.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following tables set forth the components of the statements of operations for the years ended December 31, 2004, 2003, and 2002 as a percentage of total revenues, and the comparison of those components from period to period.  The following discussion is based on our Consolidated Financial Statements included elsewhere herein.  Our revenues are derived principally from membership services, including club membership dues and marketing fees paid to us for services provided by third parties, from publications, including subscriptions and advertising, and from retail sales.

AFFINITY GROUP, INC. AND SUBSIDIARIES

TABLE FOR PERCENTAGE COMPARISONS OF TOTAL REVENUES

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Percentage of			Percentage Increase/
	Total Revenues			(Decrease)
	2004	2003	2002	Year 2004 over 2003	Year 2003 over 2002

REVENUES:
Membership services	28.3%	30.2%	28.9%	2.3%	3.3%
Publications	16.8%	16.8%	15.5%	9.2%	7.2%
Retail	54.9%	53.0%	55.6%	13.2%	(6.1)%
	100.0%	100.0%	100.0%	9.2%	(1.3)%

COSTS APPLICABLE TO REVENUES:
Membership services	18.1%	18.7%	17.2%	6.0%	7.3%
Publications	11.4%	11.4%	10.5%	9.6%	6.7%
Retail	32.6%	32.0%	36.7%	11.1%	(14.0)%
	62.1%	62.1%	64.4%	9.3%	(4.9)%

GROSS PROFIT	37.9%	37.9%	35.6%	9.2%	5.2%

OPERATING EXPENSES:
Selling, general and administrative	25.0%	24.4%	23.6%	11.6%	2.4%
Restructuring charge	—	0.3%	0.5%	(100.0)%	(46.7)%
Depreciation and amortization	3.0%	2.4%	2.3%	34.9%	4.1%
	28.0%	27.1%	26.4%	12.5%	1.6%

INCOME FROM OPERATIONS	9.9%	10.8%	9.2%	0.8%	15.6%

NON-OPERATING ITEMS:
Interest expense, net	(5.0)%	(4.2)%	(3.9)%	28.2%	7.5%
Debt extinguishment expense	(1.1)%	(0.8)%	—	56.5%	—
Other non-operating (expense) income, net	0.1%	—	—	109.0%	(556.8)%
	(6.0)%	(5.0)%	(3.9)%	31.8%	25.0%

INCOME FROM OPERATIONS BEFORE INCOME TAXES, AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3.9%	5.8%	5.3%	(25.7)%	8.5%

INCOME TAX EXPENSE	(1.7)%	(2.2)%	(2.1)%	(12.9)%	2.7%

INCOME FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2.2%	3.6%	3.2%	(33.4)%	12.3%

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	(0.4)%	—	(100.0)%

NET INCOME	2.2%	3.6%	2.8%	(33.4)%	28.7%

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenues

Revenues of $464.7 million for 2004 increased by approximately $39.3 million or 9.2% from the comparable period in 2003.

Membership services revenues for 2004 of $131.6 million increased by approximately $2.9 million or 2.3% from 2003.  This revenue increase was largely attributable to a $2.2 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year renewable warranty products, a $1.7 million increase in ERS revenue due to increased enrollment, and a $1.6 million increase in dealer marketing program revenue, partially offset by a $1.7 million reduction in membership services revenue, primarily associated with reduced enrollment in the Coast to Coast Club and Golf Card Club, and a $0.9 million reduction in marketing fee income recognized on RV financing products.

Publications revenues for 2004 of $78.0 million increased by approximately $6.6 million or 9.2% from 2003.  This increase was primarily attributable to a $5.5 million revenue increase due to the acquisition of three publication titles from Poole Publications, Inc. in October 2003, a $0.9 million increase in sales of the annual RV directories, a $0.7 million increase in other ancillary product revenue including ATV-related television revenues and other outdoor event revenues, and additional advertising revenue of approximately $0.5 million from RV-related magazines.  These increases were partially offset by a $1.0 million revenue reduction due to the sale of archery-related publication titles in the third quarter of 2004.

Retail revenue for 2004 of $255.1 million increased $29.8 million or 13.2% from 2003.  This increase consisted of a $38.9 million increase in Camping World merchandise sales revenues partially offset by a $9.1 million decrease in RV sales.  The increase in Camping World merchandise sales resulted primarily from a same store sales increase of $16.5 million or 11.0%, and $12.5 million due to the addition of six new retail stores.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The remaining net increase in merchandise sales was attributable to a $5.9 million increase in mail order sales and a $4.0 million increase in other installation fees, supplies and services revenue.  The $9.1 million decrease in RV sales is due to the disposition of Camping World RV Sales, Inc. (“CWRV”) which was distributed to AGI Holding Corp. in the form of a non-cash dividend in October 2003.

Costs Applicable to Revenues

Costs applicable to revenues totaled $288.5 million in 2004, an increase of $24.4 million or 9.3% from 2003.

Membership services costs and expenses increased by approximately $4.7 million or 6.0% to $84.2 million for 2004 compared to $79.5 million in 2003.  This increase consisted of $1.5 million of marketing and program expenses associated with the increased enrollment in the extended vehicle warranty programs and ERS programs and a $0.8 million increase in membership services costs primarily associated with the introduction of enhanced Coast to Coast Club member benefits including an online reservation system.  In addition, dealer marketing program costs increased by $1.2 million in conjunction with increased revenue, new business development expenses increased $0.4 million, and other marketing expenses increased $0.8 million primarily due to marketing database enhancements and membership support expenses.

Publication costs and expenses of $53.0 million for 2004 increased $4.6 million or 9.6% compared to 2003.  This increase was primarily attributable to the operations of the newly acquired publications, and costs associated with increased annual directory revenues, the ATV-related television program and outdoor events.  These increases were partially offset by a reduction in costs due to the sale of archery-related publication titles in the third quarter of 2004 and the discontinuation of REV magazine in 2003.

Retail costs applicable to revenues increased $15.1 million or 11.1% to $151.2 million due to the increased store and mail order sales. The retail gross profit margin increased by $14.7 million, to 40.7% in 2004 from 39.6% in 2003 due primarily to the elimination of lower margin recreation vehicle sales as a result of the divesture of CWRV in the fourth quarter of 2003.

Operating Expenses

Selling, general and administrative expenses of $116.1 million for 2004 increased $12.1 million or 11.6% over 2003.  The increased selling, general and administrative expenses resulted primarily from increased retail selling, labor and other general and administrative expenses of $13.1 million, a $2.3 million increase in deferred executive compensation, and a $0.9 million increase in other corporate general and administrative expenses.  These increases were partially offset by a $2.8 million reduction in executive compensation and reduced RV sales expenses of $1.4 million as a result of the divestiture of CWRV.  The management restructuring expense of $1.2 million in 2003 related to the retail segment.  Depreciation and amortization expenses of $13.9 million were $3.6 million higher than in 2003 due primarily to increased capital expenditures at Camping World, and amortization of intangible assets associated with the acquisition of three titles from Poole Publications, Inc.

Income from Operations

Income from operations of $46.2 million for 2004 increased $0.4 million or 0.8% compared to 2003.  This increase was attributable to increased gross profit in the retail and publications operations of $14.7 million and $1.9 million, respectively, partially offset by reduced gross profit in the membership services operations of $1.8 million and increased operating expenses of $14.4 million.

Non-Operating Items

Net non-operating items for 2004 were approximately $27.9 million compared to $21.1 million for 2003.  This $6.7 million increase was primarily attributable to $5.1 million of additional interest expense from higher loan balances associated with the issuance of the $200.0 million in 9% senior subordinated notes on February 18, 2004, and a $1.8 million increase in debt extinguishment expense associated with the redemption of the AGHI senior notes due 2007 (“AGHI Notes”), partially offset by a net gain of $0.2 million on sales of various assets.

Income before Income Taxes

Income before income taxes for 2004 was $18.3 million, or 25.7% less than 2003.  This $6.3 million decrease from the prior period was attributable to the increase in net interest expense of $5.1 million, a $1.8 million increase in debt extinguishment expenses, partially offset by the $0.4 million increase in income from operations mentioned above and a net gain of $0.2 million on sales of various assets.

Income Tax

Income taxes for 2004 of $8.1 million decreased $1.2 million from 2003.  The effective tax rates for 2004 and 2003 were 44.1% and 37.6%, respectively.  The effective tax rate for 2004 is higher than the statutory rate due to state taxes and the permanent differences created as a result of the write-off of book goodwill on the sale of publication assets in August 2004.  The effective tax rate for 2003 is higher than the statutory rate due primarily to state taxes.

Net Income

The net income for 2004 was $10.3 million compared to $15.4 million for 2003.

Segment Profit

Segment profit of $60.0 million for 2004 (before unallocated depreciation and amortization, general and administrative, interest, debt restructuring and income tax expense) increased by $0.8 million, or 0.1%, from 2003.

Membership services segment profit of $39.8 million in 2004 decreased by $1.6 million, or 3.8% from $41.4 million in 2003.  This decrease was primarily attributable to a $2.7 million reduction in profit in the Coast to Coast Club, a $0.9 million decrease in profit due to a reduction in marketing fee income from RV financing products, and a $0.6 million increase in database and new business development expenses.  These decreases were partially offset by a $1.6 million increase in profit associated with increased enrollment and lower program expenses in the ERS programs, and a $1.0 million increase in profit in the extended vehicle warranty program.

Publication segment profit for 2004 of $19.9 million increased by $0.9 million, or 4.8% from 2003.  This increase was primarily attributable to the acquisition of three publication titles from Poole Publications, Inc. in October 2003.

Retail segment profit for 2004 of $0.3 million increased by $1.4 million, or 123.2%, over 2003.  The increased segment profit resulted primarily from a $14.7 million increase in gross profit margin partially offset by an $11.7 million increase in selling, general and administrative expenses and a $1.6 million increase in depreciation expense.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Revenues

Revenues of $425.4 million for 2003 decreased by approximately $5.7 million or 1.3% from the comparable period in 2002.

Membership services revenues for 2003 of $128.7 million increased by approximately $4.1 million or 3.3% from 2002.  This revenue increase was largely attributable to a marketing fee increase of approximately $2.5 million from the extended vehicle warranty program due to the continued growth in sales of one-year warranty products, a $2.1 million increase in marketing fee income recognized on sales of RV financing products and vehicle insurance products, $1.2 million from increased participation in member events and dealer marketing program revenue, and $1.1 million from ERS products due to increased enrollment.  These increases were partially offset by a $1.7 million decrease in membership services revenue primarily associated with reduced enrollment in the Coast to Coast Club, and a $1.1 million reduction in marketing fees associated with the sale of health and life insurance products.

Publications revenues for 2003 of $71.4 million increased by $4.8 million or 7.2% from 2002.  This increase was primarily attributable to $2.5 million in revenues associated with the acquisition of Black’s Guides and Boating Industry Magazine at the end of 2002, and Poole Publication titles in October 2003, a $1.2 million increase in advertising and circulation revenue for the annual RV directories, additional advertising revenue of approximately $0.6 million from RV-related magazines, and $0.5 million of advertising revenue from a new ATV television program airing in the second and fourth quarters of 2003.

Retail revenue for 2003 of $225.3 million decreased $14.6 million or 6.1% from 2002.  This decrease consisted of a $10.5 million decrease in Camping World merchandise sales revenues and a $4.1 million decrease in RV sales.  The decrease in Camping World merchandise sales resulted from a $16.4 million decrease in mail order revenue as a result of reducing the catalog circulation by strategically promoting the catalogs to specific profitable market segments, a same store sales decrease of $0.6 million or 0.4%, which was partially offset by $3.0 million of revenue associated with the addition of two new stores, and a $3.5 million revenue increase for installation fees, service work and supply sales.  The $4.1 million decrease in RV sales is primarily due to the disposition of CWRV, which was distributed to AGI Holding Corp. in the form of a non-cash dividend in October 2003.

Costs Applicable to Revenues

Costs applicable to revenues totaled $264.0 million in 2003, a decrease of $13.7 million or 4.9% from 2002.

Membership services costs and expenses increased by approximately $5.4 million or 7.3% to $79.5 million in 2003 compared to $74.1 million in 2002.  This increase was primarily associated with $4.4 million of increased expenses associated with marketing fee revenue increases from the extended vehicle warranty program, ERS and vehicle insurance products, a $1.9 million increase in membership operating expenses primarily relating to online marketing and marketing database file maintenance expenses, and increased expenses of $0.9 million associated with increased sales in the dealer promotional programs.  These increases were partially offset by a $1.8 million reduction in membership service costs primarily relating to reduced direct mail promotions in the President’s Club and reduced enrollment in the Coast to Coast Club.

Publication costs and expenses of $48.4 million for 2003 increased $3.0 million or 6.7% compared to 2002.  This increase was primarily attributable to the operations of the newly acquired publications, and costs associated with the new television program.

Retail costs applicable to revenues decreased $22.1 million or 14.0% to $136.1 million primarily due to the decrease in merchandise revenue which was primarily attributable to the 6.1% decrease in merchandise sales and a $7.1 million increase in vendor purchase rebates.  The retail gross profit margin of 39.6% for 2003 increased from 34.0% in 2002.  The gross margin increase was primarily attributable to a 31.4% drop in sales of RVs, which have lower profit margins, a $7.1 million increase in vendor purchase rebates, and a reduction in customer discounts from 14.1% to 11.0%.

Operating Expenses

Selling, general and administrative expenses of $104.1 million for 2003 increased $2.5 million or 2.4% over 2002.  The increased selling, general and administrative expenses resulted primarily from increased retail selling, labor and other general and administrative expenses of $7.5 million partially offset by a $5.0 million decrease in deferred executive compensation.  The management restructuring expense of $1.2 million, which primarily related to the retail segment, decreased $1.1 million from 2002.  Substantially all of the restructuring charges have been paid.  Depreciation and amortization expenses of $10.3 million were $0.4 million higher than in 2002 due to increased capital expenditures.

Income from Operations

Income from operations of $45.8 million for 2003 increased $6.2 million or 15.6% compared to 2002.  Increased gross profit in the retail and publications operations of $7.5 million and $1.8 million, respectively were partially offset by increased operating expenses of $1.8 million and reduced gross profit in the membership services operations of $1.3 million.

Non-Operating Items

Net non-operating items for 2003 were $21.1 million compared to $16.9 million for 2002.  This $4.2 million increase was primarily due to a $3.2 million debt restructuring charge associated with refinancing the AGI Credit Facility on June 24, 2003 and the redemption of $30.0 million of the AGHI Notes on July 24, 2003, and a $1.3 million increase in interest expense as a result of higher average outstanding debt balances, partially offset by a net gain of $0.3 million on sales of various assets.

Income before Income Taxes

Income before income taxes of $24.7 million for 2003 increased $1.9 million or 8.5% compared to 2002.  This increase was attributable to the $6.2 million increase in income from operations and $0.3 million net gain on sales of various assets, partially offset by a $3.2 million increase in debt extinguishment expenses and $1.3 million increase in net interest expense.

Income Tax

Income taxes for 2003 of $9.3 million increased $0.2 million from 2002.  The effective income tax rates of 37.6% and 39.7% for 2003 and 2002, respectively, are higher than statutory rates due primarily to state taxes.

Cumulative Effect of Accounting Change

In accordance with the transition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we recorded a non-cash charge of approximately $1.7 million to reduce the carrying value of the goodwill associated solely with the Golf Card Club, which is included within the Membership Services segment.  This charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statement of Operations.

Net Income

The net income for 2003 was $15.4 million compared with $12.0 million for 2002.  This increase was due to the increase in income from operations, decreased income taxes, and the 2002 cumulative effect of accounting change, partially offset by increased non-operating expenses.

Segment Profit

Segment profit of $59.2 million for 2003 (before unallocated depreciation and amortization, general and administrative, interest, debt restructuring and income tax expense) increased by $0.4 million, or 0.1%, from 2002.

Membership services segment profit of $41.4 million in 2003 decreased by $0.9 million or 2.1% from $42.3 million in 2002.  This decrease was primarily attributable to a $1.9 million increase in online marketing and database expenses, a $1.4 million decrease in profit in the Coast to Coast Club, a $0.3 million decrease in profit for extended warranty products and a $0.6 million increase in administrative and overhead expenses.  These decreases were partially offset by a $1.3 million increase in profit from the transfer of the Camping World MVP vehicle insurance program from the retail segment, a $0.8 million increase in profit associated with the Good Sam Club, and a $1.2 million increase in profit attributable to an increase in marketing fee income from RV financing products.

Publication segment profit for 2003 of $19.0 million increased by $1.9 million or 11.1% from 2002.  This profit increase was primarily attributable to increased advertising and circulation revenue from the annual RV directories and RV-related magazines.

Retail segment loss for 2003 of $1.2 million increased by $0.6 million, or 102.8%, over 2002.  The increased segment losses resulted primarily from a $1.7 million transfer of the Camping World MVP insurance program to the membership segment and a $0.4 million decrease in profit from RV sales due to the disposition of CWRV.  The segment losses above were partially offset by a $0.8 million increase in retail sales profit and a $0.7 million increase in profit for the President’s Club due to a reduction in marketing expenses.

Liquidity and Capital Resources

We have historically operated with a working capital deficit.  The working capital deficit as of December 31, 2004 and 2003 was $10.8 million and $25.8 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $57.7 million and $57.3 million as of December 31, 2004 and 2003, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings.  We generated net cash from operations of $38.4 million and $21.9 million, in 2004 and 2003, respectively.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at December 31, 2004, in thousands.

	Payments Due by Period
(in thousands)	Total	Year 1	Years 2-3	Years 4-5	More than 5 years

Long-term debt	$314,336	$1,676	$3,463	$3,421	$305,776
Operating lease obligations	140,015	12,610	21,922	16,828	88,655
Deferred compensation	5,251	1,452	1,332	2,067	400

Other commercial commitments
Letters of credit	32	32	—	—	—
Standby letters of credit	6,774	6,774	—	—	—
Subtotal	6,806	6,806	—	—	—

Grand total	$466,408	$22,544	$26,717	$22,316	$394,831

On June 24, 2003, we entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement, (as amended, our senior credit facility).  This senior credit facility provides for a revolving credit facility of $35.0 million and term loans (“Term B1 and Term B2 loans”) in the aggregate of $140.0 million.  Proceeds from our senior credit facility were used to refinance the existing senior secured indebtedness, pay a dividend of $13.7 million to our parent AGI Holding Corp. and redeem $30.0 million principal amount of the AGHI Notes at 103.667% of par in 2003.  As of December 31, 2004, $32.2 million and $80.4 million were outstanding under the Term B1 and Term B2 loans, respectively.  No borrowings were outstanding on the revolving credit facility as of December 31, 2004.  Reborrowings under the term loans are not permitted.  The interest on borrowings under our senior credit facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 3.50% over the stated rates.  As of December 31, 2004, the average interest rate on the term loans was 5.49%, and permitted borrowings under the undrawn revolving facility were $28.2 million.  We also pay a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $350,000.  The revolving credit facility matures on June 24, 2008, and the Term B1 and Term B2 loans mature on

June 24, 2009.  The funds available under our senior credit facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of December 31, 2004, we had letters of credit in the aggregate amount of $6.8 million outstanding.  Our senior credit facility is secured by virtually all of our assets and a pledge of our stock and the stock of our subsidiaries.  Further the senior credit facility requires the loans to be prepaid in an amount equal to 75% of the excess cash flow, as defined.  The balance of the excess cash flow would be available for distribution.  As of December 31, 2004, the Company had no excess cash flow, as defined.

In February 2004, we issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (the “Notes”).  The Company completed a registered exchange of the Notes under the Securities Act of 1933 in August 2004.  The proceeds from the sale of the Notes were used to fund the tender offer and defeasance of the remaining $100.0 million outstanding principal amount of the AGHI Notes, prepay $25.0 million of the Term B1 and Term B2 loans under our senior credit facility, pay a $60.0 million dividend distribution, create a $15.0 million segregated cash account, pay certain prepayment and transaction costs and for general corporate purposes.  The amount held in this segregated account, including any earnings thereon, was available to pay stockholder dividends upon satisfaction of a leverage test specified in our senior credit facility.  In August and November of 2004, we satisfied the specific leverage test and paid $3.6 million and $11.5 million in dividends, respectively.  The segregated account replenishment requirement has been permanently eliminated.

In November 2004, we amended our senior credit facility dated June 24, 2003.  The interest rates on the Term B1 and Term B2 loans were reduced by 1.00%.  The applicable interest margin was reduced from 4.00% to 3.00% and 3.00% to 2.00% for the LIBOR and Prime Rate loans, respectively.

The indenture pursuant to which the Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  We were in compliance with all debt covenants at December 31, 2004.

In August 2004, Ehlert Publishing Group, a subsidiary of the Company, sold certain publication assets for $4.2 million.  We paid $0.2 million in transaction fees and recorded a $3.6 million reduction in goodwill.  As a result of the sale, we reported a net gain of $0.4 million.

During 2004, we incurred $2.9 million of deferred executive compensation expense under our phantom stock agreements and made payments of $3.1 million on mature phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next two years.  Phantom stock payments of $1.5 million are scheduled to be made during 2005.

Capital expenditures for 2004 totaled $8.9 million compared to capital expenditures of $10.8 million in 2003.  Capital expenditures are anticipated to be approximately $15.7 million for 2005, primarily for new Camping World stores and equipment, information technology and databases enhancements computer hardware upgrades and replacements, a distribution center expansion, and computer software upgrades and enhancements.

Management believes that funds generated by operations, together with available borrowings under our revolving credit line, will be sufficient to meet all of our anticipated cash requirements for the foreseeable future.

Factors Affecting Future Performance

Although increases in operating costs could adversely affect our operations, management does not believe that inflation has had a material effect on operating profit during the past several years.  However, fuel shortages and substantial increases in propane and gasoline costs could have a significant impact on our travel-related membership services and publications revenues.  Historically such events have caused declines in advertisements but have not significantly affected club membership enrollment.  We are unable to predict at what point fluctuating fuel prices may begin to adversely impact revenues or cash flow.  We believe we will be able to partially offset any cost increases with price increases to our members and certain cost reducing measures.

Seasonality

Our cash flow is highest in the summer months due to the seasonal nature of the retail segment, membership renewals and advertising prepayments for the annual directories.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to membership programs and incentives, bad debts, inventories, intangible assets, employee health insurance benefits, income taxes, restructuring, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Merchandise revenue is recognized when products are sold in the retail stores, shipped for mail and Internet orders, or when services are provided to customers. Publication advertising and newsstand sales, net of estimated provision for returns, are recorded at time of delivery.  Subscription sales of publications are deferred and recognized over the lives of the subscriptions.  ERS revenues are deferred and recognized over the life of the membership.  ERS claim expenses are recognized when incurred.  Advances on third party credit card fee revenues are deferred and recognized based primarily on a percentage of credit card receivables held by third parties.  Membership revenue is generated from annual, multi-year and lifetime memberships.  The revenue and expenses associated with these memberships are deferred and amortized over the membership period.  For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit.  Renewal expenses are expensed at the time related materials are mailed.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We assess the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  We determined there were no indicators of impairment of long-lived assets as of December 31, 2004.

We have evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization.  We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.  The finite-lived purchased intangible assets consist of membership customer lists, resort and golf course agreements, non-compete and deferred consulting agreements and deferred financing costs which have weighted average useful lives of approximately 6 years, 23 years, 15 years and 7 years, respectively.

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

The fair value of our reporting units is annually determined using a combination of the income approach and the market approach.  Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows.  Future cash flows are estimated by us under the market approach, fair value is estimated based on market multiples of revenue or earnings for comparable companies.

Based on the results of the annual impairment tests, we determined that no impairment of goodwill existed as of December 31, 2004.  However, future goodwill impairment tests could result in a charge to earnings.  We will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

Restructuring

We recorded reserves in connection with the restructuring program primarily within our retail segment.  These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions.  Although we do not anticipate significant changes, the actual costs may differ from these estimates.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates.  Our objective of financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows.  Interest rate risk is managed through the use of a combination of fixed and variable interest debt as well as the periodic use of interest rate collar contracts.

The following information discusses the sensitivity to our earnings.  The range of changes chosen for this analysis reflects our view of changes which are reasonably possible over a one-year period.  These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments.  They do not include other potential effects which could impact our business as a result of these interest rate fluctuations.

Interest Rate Sensitivity Analysis

At December 31, 2004, we had debt totaling $314.3 million, comprised of $112.5 million of variable rate debt and $201.8 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $1.1 million.

Credit Risk

We are exposed to credit risk on accounts receivable.  We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations.  Concentrations of credit risk with respect to trade receivables are limited due to the number of customers comprising our customer base.  We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

New Accounting Standards

Consolidation of Variable Interest Entities — In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.”  The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity.  This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures.  Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues.  The effective dates and impact of FIN 46 and FIN 46-R as related to us are as follows:

i.                  Special purpose entities (“SPEs”) and Non-SPEs created prior to January 1, 2004.  We must apply the provisions of FIN 46-R at the beginning of the first interim or annual reporting period beginning after December 15, 2004.

ii.               All entities, regardless of whether a SPE, that were created subsequent to December 31, 2003.  The provisions of FIN 46 were applicable for variable interests in entities obtained after December 31, 2003.  We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to SPEs and all other variable interests did not have a material impact on our financial statements.

Disclosure Regarding Forward Looking Statements

This filing contains statements that are “forward looking statements,” and includes, among other things, discussions of our business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions.  Forward looking statements are included in “Business— General,” “Business— Business Strategy, “Business— RV Industry,” “Business— Operations,” “Business— Competition,” “Legal Proceedings,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Although we believe that the expectations reflected in such forward looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, the number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results.  All phases of our operations of are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes and competition, many of which are outside our control, any one of which, or a combination of which, could materially affect the results of our operations and whether the forward looking statements made by us ultimately prove to be accurate.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other financial statement schedules not listed have been omitted since the required information is included in the consolidated financial statements, the notes thereto or because such information is not applicable.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To	Board of Directors
Affinity Group, Inc.

We have audited the accompanying consolidated balance sheets of Affinity Group, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder’s (deficit) equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Group, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Woodland Hills, California	/s/ Ernst & Young LLP
February 11, 2005

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2004	2003
		(restated- see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,564	$6,115
Accounts receivable, less allowance for doubtful accounts of $810 in 2004 and $1,039 in 2003	24,228	25,394
Inventories	42,463	36,839
Prepaid expenses and other assets	11,383	10,588
Deferred tax assets, net	6,615	4,661
Total current assets	109,253	83,597

PROPERTY AND EQUIPMENT, net	27,642	27,214
NOTES FROM AFFILIATES	4,752	9,103
INTANGIBLE ASSETS, net	27,716	25,197
GOODWILL	148,773	150,070
DEFERRED TAX ASSETS, net	323	5,306
OTHER ASSETS	1,763	2,375
Total assets	$320,222	$302,862

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,511	$12,711
Accrued interest	6,857	4,099
Accrued income taxes	3,131	2,883
Accrued liabilities	34,230	30,887
Deferred revenues and gains	57,661	57,309
Current portion of long-term debt	1,676	1,478
Total current liabilities	120,066	109,367

DEFERRED REVENUES AND GAINS	41,469	41,101
LONG-TERM DEBT, net of current portion	312,660	238,649
OTHER LONG-TERM LIABILITIES	4,135	2,650
	478,330	391,767

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S (DEFICIT) EQUITY :
Preferred stock, $.001 par value, 1,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Accumulated deficit	(158,109)	(88,906)
Total stockholder’s (deficit) equity	(158,108)	(88,905)
Total liabilities and stockholder’s (deficit) equity	$320,222	$302,862

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (IN THOUSANDS)

	2004	2003	2002
		(restated - see Note 1)	(restated - see Note 1)
REVENUES:
Membership services	$131,608	$128,664	$124,546
Publications	77,977	71,436	66,654
Retail	255,094	225,306	239,922
	464,679	425,406	431,122

COSTS APPLICABLE TO REVENUES:
Membership services	84,231	79,500	74,097
Publications	53,042	48,392	45,351
Retail	151,196	136,137	158,265
	288,469	264,029	277,713

GROSS PROFIT	176,210	161,377	153,409

OPERATING EXPENSES:
Selling, general and administrative	116,137	104,066	101,608
Restructuring charge	—	1,210	2,269
Depreciation and amortization	13,893	10,298	9,893
	130,030	115,574	113,770

INCOME FROM OPERATIONS	46,180	45,803	39,639

NON-OPERATING ITEMS:
Interest income	755	809	2,553
Interest expense	(23,994)	(18,932)	(19,415)
Debt extinguishment expense	(5,035)	(3,218)	—
Other non-operating income (expense), net	420	201	(44)
	(27,854)	(21,140)	(16,906)

INCOME FROM OPERATIONS BEFORE INCOME TAXES, AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	18,326	24,663	22,733

INCOME TAX EXPENSE	(8,075)	(9,275)	(9,032)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	10,251	15,388	13,701

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	(1,742)

NET INCOME	$10,251	$15,388	$11,959

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT JANUARY 1, 2002	2,000	$1	$12,021	$(88,371)	$(76,349)
(restated- see Note 1)

Dividends	—	—	(10,000)	(13,158)	(23,158)
Net income	—	—	—	11,959	11,959
BALANCES AT DECEMBER 31, 2002	2,000	1	2,021	(89,570)	(87,548)
(restated- see Note 1)

Dividends	—	—	(2,021)	(14,724)	(16,745)
Net income	—	—	—	15,388	15,388
BALANCES AT DECEMBER 31, 2003	2,000	1	—	(88,906)	(88,905)
(restated- see Note 1)

Dividends	—	—	—	(79,454)	(79,454)
Net income	—	—	—	10,251	10,251
BALANCES AT DECEMBER 31, 2004	2,000	$1	$—	$(158,109)	$(158,108)

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002 (IN THOUSANDS)

	2004	2003	2002
		(restated - see Note 1)	(restated - see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,251	$15,388	$11,959
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	1,742
Deferred tax provision (benefit)	2,274	(122)	865
Depreciation	8,433	6,380	6,030
Amortization	5,460	3,918	3,863
Provision for losses on accounts receivable	585	1,611	1,319
Deferred compensation	2,950	700	5,700
(Gain) loss on sale of property and equipment	(435)	(210)	40
Loss on early extinguishment of debt	5,035	3,218	—
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	547	(1,765)	(5,765)
Inventories	(5,624)	(5,033)	259
Prepaid expenses and other assets	(427)	(1,060)	389
Accounts payable	3,800	1,663	(6,506)
Accrued and other liabilities	4,774	(5,242)	(733)
Deferred revenues and gains	743	2,404	(1,817)
Net cash provided by operating activities	38,366	21,850	17,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,869)	(10,810)	(10,710)
Net proceeds from sale of property and equipment	420	294	25
Change in intangible assets	(22)	(66)	(81)
Loans receivable	(8)	(192)	(1,941)
Sale of publication assets	3,939	—	—
Acquisitions, net of cash received	(2,599)	(3,733)	(683)
Net cash used in investing activities	(7,139)	(14,507)	(13,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(75,096)	(13,700)	—
Borrowings on long-term debt	200,000	181,976	130,654
Payment of debt issue costs	(7,777)	(4,107)	(90)
Principal payments of long-term debt	(129,905)	(167,127)	(135,969)
Net cash used in financing activities	(12,778)	(2,958)	(5,405)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,449	4,385	(1,450)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,115	1,730	3,180

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,564	$6,115	$1,730

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                      Principles of Consolidation—The consolidated financial statements include the accounts of Affinity Group, Inc. (“AGI”) and its subsidiaries (collectively the “Company”).  Prior to April 27, 2004, AGI was a wholly-owned subsidiary of Affinity Group Holding, Inc. (“AGHI”) and AGHI was a wholly-owned subsidiary of AGI Holding Corp. (“AGHC”), a privately-owned corporation.  On April 27, 2004, AGHI was merged into AGI, with AGI being the surviving entity after the merger.  The merger was accounted for as a combination of entities under common control using historical costs.  All periods have been restated to reflect the combined financial position and results of operations of AGI and AGHI, prior to the April 27, 2004 merger.  All significant intercompany transactions and balances have been eliminated.

                                      Description of the Business—The Company is a membership-based direct marketing company which sells club memberships, products, services, and publications to selected affinity groups primarily in North America.  The Company markets club memberships, merchandise and services to RV owners, and camping and golf enthusiasts.  In addition, the Company operates 39 retail outlets and a mail order business selling RV accessories, supplies and services.  The stores are located throughout the United States.  The Company also publishes magazines, directories and books.

                                      Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

                                      Cash and Cash Equivalents—The Company considers all short-term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents.  The carrying amount approximates fair value because of the short maturity of these instruments.

                                      Concentration of Credit Risk—The Company is potentially subject to concentrations of credit risk in accounts receivable.  Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers and their geographical dispersion.

                                      Inventories—Inventories are stated at lower of cost or market.  Effective July 1, 2002, the Company changed its inventory costing method from Last-in, First-out (“LIFO”) to First-in, First-out (“FIFO”).  The Company made this change to eliminate the administrative costs of identifying goods and maintaining separate accounting records combined with the two methods being materially the same for several years.  This accounting change was not material to the December 31, 2002 financial statements.  The FIFO values approximate the current market cost.  Inventories consist of retail travel and leisure specialty merchandise.

Property and Equipment—Property and equipment are recorded at cost.  Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

Years
Leasehold improvements	3-27
Furniture and equipment	3-12
Software	3-5

                                     Leasehold improvements are amortized over their useful lives or the remaining term of the respective lease, whichever is shorter.

                                      Goodwill and Other Intangible Assets—Effective January 1, 2002, goodwill is no longer amortized but is instead reviewed at least annually for impairment, and more often when impairment indicators are present.  The finite-lived intangible assets consisting of membership customer lists, resort and golf course agreements, non-compete and deferred consulting agreements, and deferred financing costs have weighted average useful lives of approximately 6 years, 23 years, 15 years and 7 years, respectively.

                                      Long-term Debt—The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.  The fair value of the Company’s long-term debt was $330.3 million as of December 31, 2004.

                                      Revenue Recognition—Merchandise revenue is recognized when products are sold in the retail stores, shipped for mail and Internet orders, or when services are provided to customers.  Emergency Road Service (“ERS”) revenues are deferred and recognized over the life of the membership.  ERS claim expenses are recognized when incurred.  Royalty revenue is earned under the terms of an arrangement with a third party credit card provider based on a percentage of the Company’s outstanding credit card balances with such third party credit card provider.  Membership revenue is generated from annual, multi-year and lifetime memberships.  The revenue and expenses associated with these memberships are deferred and amortized over the membership period.  For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit, typically three months based on historical actual response rates.  Renewal expenses are expensed at the time related materials are mailed.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.  At December 31, 2004 and 2003, $5.3 million and $4.6 million of advertising expenses have been capitalized as direct-response advertising, of which $2.8 million and $2.1 million, respectively, were reported as assets and $2.5 million in each year were reported net of related deferred revenue.  Advertising expenses for 2004, 2003, and 2002 were $28.1 million, $27.3 million, and $30.8 million, respectively.

                                      Publications Revenue and Expense—Newsstand sales of publications and related expenses are recorded at the time of delivery, net of estimated provision for returns.  Subscription sales of publications are reflected in income over the lives of the subscriptions.  The related selling expenses are expensed as incurred.  Advertising revenues and related expenses are recorded at the time of delivery.  Subscription and newsstand revenues and expenses related to annual publications are deferred until the publications are distributed.

Vendor Allowances—The Company receives rebates from vendors pursuant to several different types of programs.  Vendor consideration is accounted for in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor” (EITF 02-16) and as such is characterized as a reduction of the inventory cost and related cost of sales when the inventory is sold.

Shipping and Handling Fees and Costs—The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of cost applicable to revenues.

Major Customers—Included in the Membership Services Segment is revenue in the amount of $20.2 million, $20.3 million, and $17.8 million, for the years 2004, 2003 and 2002, respectively, which was received under contracts from one customer of the Company.

Restructuring Charge—The Company incurred restructuring charges of $1.2 million in 2003 and $2.3 million in 2002.  These charges were primarily attributable to a management restructuring in the retail segment.

The following is a summary of the restructuring accrual activity for the years ended December 31, 2004 and 2003 (in thousands)

	Years ended December 31,
	2004	2003
Opening balance	$83	$560
Additions	—	1,210
Charges against reserves	—	(1,687)
Ending balance	$83	$83

A summary of the severance activity for the years ended December 31, 2004 and 2003 follows (dollar amounts in thousands):

	Years ended December 31,
	2004		2003
	# of		# of
	Employees	Amount	Employees	Amount
Opening balance	1	$83	10	$560
Planned terminations	—	—	19	1,210
Actual terminations	—	—	(28)	(1,687)
Ending balance	1	$83	1	$83

Recent Accounting Pronouncements:

Consolidation of Variable Interest Entities—In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.”  The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity.  This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures.  Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues.  The effective dates and impact of FIN 46 and FIN 46-R as related to the Company are as follows:

(i)                         Special purpose entities (“SPEs”) and Non-SPEs created prior to January 1, 2004.  The Company must apply the provisions of FIN 46-R at the beginning of the first interim or annual reporting period beginning after December 15, 2004.

(ii)                      All entities, regardless of whether a SPE, that were created subsequent to December 31, 2003.  The provisions of FIN 46 were applicable for variable interests in entities obtained after December 31, 2003.  The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to SPEs and all other variable interests did not have a material impact on the Company’s financial statements.

2.                    PROPERTY AND EQUIPMENT

                                      Property and equipment consisted of the following at December 31 (in thousands):

	2004	2003

Land	$477	$477
Building and improvements	6,906	6,153
Furniture and equipment	39,930	38,109
Software	15,128	15,641
Systems development and construction in progress	2,068	6,285
	64,509	66,665
Less: accumulated depreciation	(36,867)	(39,451)
	$27,642	$27,214

3.                             GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in the carrying amount of goodwill by business segment consisted of the following at December 31 (in thousands):

	Membership Services	Publications	Retail	Consolidated

Balance as of January 1, 2003	$54,288	$48,181	$48,741	$151,210
Dispositions	—	—	(1,140)	(1,140)
Balance as of December 31, 2003	54,288	48,181	47,601	150,070
Acquisitions	—	2,256	—	2,256
Dispositions	—	(3,553)	—	(3,553)
Balance as of December 31, 2004	$54,288	$46,884	$47,601	$148,773

Finite lived intangible assets and related accumulated amortization consisted of the following at December 31 (in thousands):

	2004
		Accumulated
	Gross	Amortization	Net

Membership and customer lists	$12,133	$(4,404)	$7,729
Resort and golf course participation agreements	13,548	(10,710)	2,838
Non-compete and deferred consulting agreements	17,955	(10,391)	7,564
Deferred financing costs	11,587	(2,002)	9,585
	$55,223	$(27,507)	$27,716

	2003
		Accumulated
	Gross	Amortization	Net

Membership and customer lists	$10,393	$(2,628)	$7,765
Resort and golf course participation agreements	13,555	(9,772)	3,783
Non-compete and deferred consulting agreements	17,980	(9,294)	8,686
Deferred financing costs	8,005	(3,042)	4,963
	$49,933	$(24,736)	$25,197

The aggregate future five-year amortization of finite lived intangibles at December 31, 2004 is as follows (in thousands):

2005	$5,676
2006	5,662
2007	5,524
2008	4,321
2009	2,226
Thereafter	4,307
Total	$27,716

Under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 12- Segment Information.  This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

In accordance with the transition provisions of SFAS No. 142, the Company recorded a non-cash charge of approximately $1.7 million to reduce the carrying value of its goodwill in 2002.  The SFAS No. 142 goodwill impairment is associated solely with goodwill of the Golf Card Club, which is included in the Membership Services segment.  Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations in 2002.  In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments was estimated using either a discounted cash flow methodology or recent comparable transactions.  The Company performed its annual impairment test of its goodwill and intangible assets during the fourth quarter of 2004.  Based on this test, the Company determined that no impairment charges were required as of December 31, 2004.

In October 2003, the Company distributed Camping World RV Sales, Inc. to AGHC.  The $1.2 million distribution was recorded at its net book value which approximates fair market value.  This distribution resulted in a $1.1 million reduction of goodwill.

In August 2004, the Company’s subsidiary Ehlert Publishing Group, Inc. sold certain publication assets for $4.2 million in cash.  The Company paid $0.2 million in transaction fees related to the sales and recorded a $3.6 million reduction in goodwill.  As a result of the sale, the Company recorded a net gain of $0.4 million.  Approximately $3.6 million of goodwill was allocated to this reporting unit and was therefore a part of the carrying amount of the net assets disposed of in determining the gain.

In December 2004, Ehlert Publishing Group, Inc. acquired the stock of ARU, Inc., a producer of consumer outdoor recreation shows.  As part of the purchase, the Company issued $0.7 million of purchase debt and assumed $0.4 million of liabilities.  Goodwill in the amount of $2.3 million was recorded upon the acquisition.

4.                             ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2004	2003

Compensation and benefits	$12,018	$10,833
Other accruals	22,212	20,054
	$34,230	$30,887

5.                             LONG-TERM DEBT

                                      The following reflects outstanding long-term debt as of December 31 (in thousands):

	2004	2003

AGHI Notes	$—	$100,000
AGI Senior Notes	200,000	—
AGI Credit Facility:
Term B1	32,157	39,700
Term B2	80,393	99,250
Other long-term obligations	1,786	1,177
	314,336	240,127
Less: current portion	(1,676)	(1,478)
	$312,660	$238,649

On June 24, 2003, the Company entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (“AGI Credit Facility”) providing for term loans (“Term B1 and Term B2 loans”) in the aggregate of $140.0 million and a revolving credit facility of $35.0 million.  Proceeds from the AGI Credit Facility were used to refinance the existing senior secured indebtedness, pay dividends of $13.7 million to AGI’s parent, AGI Holding Corp., and redeem $30.0 million of AGHI Notes at 103.667% of par as of July 24, 2003.  The funds available under the revolving credit line of the AGI Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  Re-borrowings under the Term Loans are not permitted.  The interest on borrowings under the AGI Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 1.50% to 3.50% over the stated rates.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  Further, the AGI Credit Facility requires the loans to be prepaid in an amount equal to 75% of the excess cash flow, as defined.  The balance of the excess cash flow would be available for distribution.  As of December 31, 2004, the Company had no excess cash flow, as defined.  The AGI Credit Facility is secured by substantially all the assets and a pledge of the stock of AGI.  As of the refinancing date, the Company incurred a $1.7 million debt extinguishment charge representing the write-off of unamortized deferred financing cost associated with the prior financing facility.

The Company also announced on June 24, 2003 that notice was given on the same date, to note holders of record, to redeem $30.0 million of the AGHI Notes.  The redemption date was July 24, 2003.  The notes were redeemed at 103.667% of par plus accrued interest to the date of redemption.  The redemption was funded by borrowings under the AGI Credit Facility.  The bond redemption premium and the pro rata amount of unamortized deferred financing costs in the amount of $1.1 million and $0.4 million, respectively, were recognized as of the redemption date.

On February 18, 2004, the Company issued $200.0 million of 9% Senior Subordinated Notes (“AGI Senior Notes”) due 2012.  Interest is payable on the AGI Senior Notes twice a year on each February 15 and August 15, beginning August 15, 2004, and the AGI Senior Notes mature on February 15, 2012.  The proceeds of the issuance were used to fund the tender offer and defeasance of the remaining $100.0 million outstanding principal amount of the AGHI Notes.  The Company used the remaining proceeds from the issuance of the AGI Senior Notes to prepay $25.0 million of the AGI Credit Facility, pay a $60.0 million dividend distribution, create a $15.0 million segregated cash account, pay certain prepayment and transaction costs and for general

corporate purposes.   The bond redemption premium, consent fee and the unamortized deferred financing costs in the amount of $1.7 million, $1.7 million, and $1.1 million, respectively, were recognized as of the redemption date.  The Company also incurred a $0.5 million debt extinguishment charge representing the pro rata unamortized deferred financing costs associated with the prepayment of the AGI Credit Facility.

In November 2004, the Company amended the AGI Credit Facility dated June 24, 2003 to reduce the interest rates on the term loans in both agreements by 1.00%.  The amendments reduced the applicable interest margin from 4.00% to 3.00% and 3.00% to 2.00% for the LIBOR and Prime Rate loans, respectively.

As of December 31, 2004, $32.2 million and $80.4 million were outstanding under the Term B1 and Term B2 loans, respectively.  As of December 31, 2004, the average interest rate on the Term B1 and Term B2 loans was 5.49%, and permitted borrowings under the undrawn revolving line were $28.2 million.  The Company had commercial and standby letters of credit in the aggregate amount of $6.8 million outstanding as of December 31, 2004.  The aggregate quarterly scheduled payments on the term loans are $0.35 million.  The revolving credit facility matures on June 24, 2008, and the Term B1 and Term B2 loans mature on June 24, 2009.

The indenture pursuant to which the AGI Senior Notes were issued contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets and investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at December 31, 2004.

The aggregate future maturities of long-term debt at December 31, 2004 are as follows (in thousands):

2005	$1,676
2006	1,713
2007	1,750
2008	1,790
2009	1,631
Thereafter	305,776
Total	$314,336

6.                             INCOME TAXES

                                      The components of the Company’s income tax expense from operations for the year ended December 31, consisted of (in thousands):

	2004	2003	2002
Current:
Federal	$5,090	$8,249	$7,174
State	711	1,148	993
Deferred	2,274	(122)	865
Income tax expense	$8,075	$9,275	$9,032

A reconciliation of income tax expense from operations to the federal statutory rate for the year ended December 31 is as follows (in thousands):

	2004	2003	2002

Income taxes computed at federal statutory rate	$6,413	$8,633	$7,957
State income taxes - net of federal benefit	550	740	682
Permanent difference:
Disposition of book goodwill	1,334	—	—
Other	(222)	(98)	393
Income tax expense	$8,075	$9,275	$9,032

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards.  Significant items comprising the net deferred tax asset at December 31 are (in thousands):

	2004	2003
Deferred tax liabilities:
Management incentive	$(3,254)	$(3,159)
Accelerated depreciation	(2,194)	(843)
Prepaid expenses	(3,046)	(2,822)
Intangible assets	(1,901)	(1,860)
Basis difference on building and land	(13,286)	(12,501)
Other	(285)	(265)
	(23,966)	(21,450)

Deferred tax assets:
Intangible assets	434	863
Deferred revenues	7,765	11,287
Accrual for employee benefits and severance	2,895	2,135
Accrual for deferred phantom stock compensation	1,995	2,040
Charitable contribution carryforward	1,512	1,623
Claims reserves	3,447	2,184
Reserve for resort cards/ points	1,382	1,661
Deferred compensation	9,251	7,804
Bad debt reserve	832	432
Other reserves	2,427	2,441
	31,940	32,470

Valuation allowance	(1,036)	(1,053)

Net deferred tax assets	$6,938	$9,967

The Company and its subsidiaries are parties to a tax-sharing agreement with the Company’s parent; however, taxes are determined on a separate company basis.  As part of the tax-sharing agreement, AGHC is compensated for its usable share of separate company federal tax losses.  As such, accrued income taxes on the balance sheet are due AGHC.  At December 31, 2004, the

Company had general charitable contribution carryovers of approximately $4.0 million.  The valuation allowance is primarily related to the charitable contribution carryforward.  The amount of the valuation allowance is reviewed periodically as to adequacy to reduce deferred tax assets to their expected realizable values.

7.                             COMMITMENTS, CONTINGENCIES

                                      Leases — The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates.  Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 2004 are as follows (in thousands):

2005	$12,610
2006	11,429
2007	10,493
2008	8,766
2009	8,062
Thereafter	88,655
Total	$140,015

During 2004, 2003 and 2002, respectively, approximately $12.5 million, $11.8 million, and $11.5 million of rent expense was charged to costs and expenses.

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s parent, AGI Holding Corp., for $52.3 million in cash and a note receivable.  The properties have been leased back to the Company on a triple net basis.  Both the sales price and lease rates were based on market rates determined by third party independent appraisers engaged by the mortgage lender and approved by the AGI Senior Credit Facility agent bank.  These leases have an initial term of 25 to 27 years with two five-year options at the then current market rent.  The leases are classified as operating leases in accordance with SFAS No. 13 “Accounting for Leases.”  Land and buildings with a net book value totaling $45.8 million have been removed from the balance sheet.  The transaction resulted in a net gain of $6.1 million consisting of a $12.1 million gain on certain properties and a $6.0 million loss on other properties.  In accordance with accounting principles generally accepted in the United States, the $6.0 million loss has been recognized upon the date of sale in the statement of operations and the $12.1 million gain has been deferred and will be credited to income as rent expense adjustments over the lease terms.  The average net annual lease payments over the lives of the leases are $3.4 million.

Litigation — From time to time, The Company is involved in litigation arising in the normal course of business operations.

In September 2004, the Company’s subsidiary, CWI, Inc., was sued in California state court by Privacy Rights Clearinghouse and Benjamin Greene in a suit alleging that CWI, Inc. was recording personal identification information from retail customers in violation of certain California statutes.  The plaintiff seeks injunctive relief preventing CWI, Inc. from engaging in any act or practice constituting unfair competition under the statutes and for statutory penalties and damages.  CWI, Inc. has responded to the suit and denies that its practices violate the statutes.  The Company has not recorded a provision for loss as of the date of the accompanying financial statements.  In the opinion of management, the likelihood of a material unfavorable outcome is not probable as of the date of the accompanying consolidated financial statements.

The Company does not believe that the ultimate determination of this case will have a material adverse effect on the results of operations or financial position.

Employment Agreements — The Company has employment agreements with certain officers.  The agreements include, among other things, approximately one year’s severance pay beyond the termination date.

8.                             RELATED-PARTY TRANSACTIONS

In conjunction with the sale of real estate properties to an affiliate on December 5, 2001, the Company accepted $4.8 million of the purchase price in the form of ten-year balloon note receivable yielding 11% per annum, with monthly payments of approximately $46,000.

Certain directors of the Company are partners in partnerships and shareholders of corporations that lease facilities to the Company under long-term leases.  For the years ended December 31, 2004, 2003 and 2002, payments under these leases were approximately $7.1 million, $7.0 million, and $7.0 million, respectively.  Future commitments under these leases total approximately $103.0 million.  The leases expire at various dates from December 2005 through July 2029, subject to the Company’s right to exercise renewal options.

The Company has entered into various agreements with FreedomRoads, LLC, which is owned by entities controlled by the Company’s Chairman.  These agreements include facility leases and product marketing and sales agreements.  At December 31, 2004, the Company leased six properties from FreedomRoads.  Total payments under these leases for 2004 were approximately $0.2 million, and future commitments under these leases total approximately $4.1 million.  The leases expire at various dates from August 2013 through January 2015.  For 2004, lease payments received from FreedomRoads for subleased property from the Company were approximately $0.6 million, and future payments to be received under these subleases total approximately $4.3 million.  Payments under the product marketing and sales agreements were approximately $3.7 million and $0.1 million for 2004 and 2003 respectively.

In March 2002, the Company received a royalty payment of $1.5 million from Holiday RV Superstores, Inc., doing business as Recreation USA, (“Recreation USA”).  This non-refundable payment granted Recreation USA a limited non-exclusive license to use the Good Sam trademarks.  When the Company entered into the agreement with Recreation USA, the Chairman beneficially owned through entities controlled by him approximately 57% of the then outstanding common stock of Recreation USA after taking into account conversion and exercise of his beneficially owned securities in Recreation USA.  The Company was recording the royalty payment into income in a level amount ratably over the three-year term of the license.  The agreement with Recreation USA terminated in October 2003 and, as a result, the unamortized balance of the royalty agreement was recognized as revenue in the fourth quarter of 2003.

On May 15, 2002, Stephen Adams, the Company’s Chairman, sold his 96.1% shareholder interest in the parent company of National Alliance Insurance Company (“NAIC”) to an unrelated third-party insurance company.  NAIC is a regulated property and casualty insurance company domiciled in the state of Missouri with active licenses in 39 other states.  Its principal book of business is derived by marketing insurance to the President’s Club members.  Under the terms of an exclusive marketing agreement entered into December 31, 1998, the Company earns a marketing fee based upon annual premiums received by NAIC from the sale of its insurance products to President’s Club members.  As part of the sale, the expiration date of the agreement was modified to conclude on May 15, 2012.  The Company earned $1.3 million in marketing fees from January 1, 2002 through the May 15, 2002 sale date.

9.                             STATEMENTS OF CASH FLOWS

                                      Supplemental disclosures of cash flow information for December 31 (in thousands):

	2004	2003	2002
Cash paid during the year for:
Interest	$21,236	$18,733	$20,080
Income taxes	5,552	9,569	8,273

The Company entered into the following non-cash investing and financing transactions:

                                             2004:

In February 2004, the Company declared and distributed a $4.4 million non-cash dividend consisting of the Adams Insurance Holding LLC notes receivable.

                                                                              The Company assumed $0.4 million in liabilities and issued $0.7 million of purchase debt in the acquisition of ARU, Inc.

                                             2003:

                                       The Company declared and made the following non-cash dividend distributions; 1) split-dollar life insurance policies valued at $1.8 million, which approximated the cash surrender value of the policies, and 2) stock of Camping World RV Sales, Inc., totaling $1.2 million representing its then net book value which approximated fair market value.

                                       The Company assumed $1.6 million of liabilities and issued $1.2 million of purchase debt in the acquisition of the publishing assets of Poole Publications, Inc.

                                             2002:

                                       The Company assumed $0.2 million of liabilities in the acquisition of publication titles.

10.                       BENEFIT PLAN

The Company sponsors a deferred savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(a) and 401(k) of the Internal Revenue Codes of 1986, as amended (the “Code”).  All employees over age 21 are eligible to join the 401(k) Plan on the first day of each month following their date of employment.  Eligible employees may contribute up to 15% of their salary subject to an annual maximum established under the Code.  In 2004, the Company elected a Safe Harbor Matching Contribution for the employer match and set the employer match, which vests upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution.  Effective June 1, 2003, employees may defer up to 60% of their eligible compensation up to IRS limits.  The Company’s contributions to the plan totaled approximately $1.5 million, $1.3 million and $1.4 million for 2004, 2003, and 2002, respectively.

11.                       DEFERRED PHANTOM STOCK COMPENSATION

                                      The Company has deferred compensation agreements with certain officers.  The agreements provide for payment to the officers upon their termination, death, disability, or sale of the Company.  Deferred compensation is included in other long-term liabilities except for amounts expected to be paid in 2005, which have been classified in current liabilities.  This deferred compensation is subject to vesting under the terms of the individual agreements.  Vesting periods range from 20% per year over a five-year period to immediate vesting upon entering an agreement.  The Company incurred deferred compensation expense of $3.0 million, $0.7 million, and $5.7 million, respectively, for 2004, 2003 and 2002.

12.                       SEGMENT INFORMATION

The Company’s three principal lines of business are Membership Services, Publications, and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, and the President’s Club for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories and RV and powersports industry trade magazines.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.  Most of the businesses were acquired as a unit, and the management at the time of acquisition was retained.

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
YEAR ENDED DECEMBER 31, 2004
Revenues from external customers	$131,608	$77,977	$255,094	$464,679
Gain on sale of property and equipment	—	13	22	35
Interest income	2,831	—	4	2,835
Interest expense	—	674	10,221	10,895
Depreciation and amortization	3,643	1,811	6,243	11,697
Segment profit	39,822	19,881	269	59,972
Segment assets	170,270	75,731	124,325	370,326
Expenditures for segment assets	1,455	1,228	6,091	8,774

YEAR ENDED DECEMBER 31, 2003
Revenues from external customers	$128,664	$71,436	$225,306	$425,406
Gain on sale of property and equipment	—	—	185	185
Interest income	2,640	—	3	2,643
Interest expense	—	1,138	9,642	10,780
Depreciation and amortization	3,365	725	4,404	8,494
Segment profit (loss)	41,407	18,968	(1,158)	59,217
Segment assets	145,233	77,101	118,450	340,784
Expenditures for segment assets	2,003	979	7,567	10,549

YEAR ENDED DECEMBER 31, 2002
Revenues from external customers	$124,546	$66,654	$239,922	$431,122
Loss on sale of property and equipment	—	—	(40)	(40)
Interest income	2,631	—	3	2,634
Interest expense	—	1,641	8,438	10,079
Depreciation and amortization	2,635	261	4,590	7,486
Segment profit (loss)	42,274	17,079	(571)	58,782
Segment assets	132,897	71,434	110,459	314,790
Expenditures for segment assets	2,184	1,235	6,251	9,670

The following is a summary of the reconciliations of reportable segments to the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Gain/ (Loss) on Sale of Property and Equipment
Total gain/(loss) on sale for reportable segments	$35	$185	$(40)
Other non-allocated gain	397	25	—
Total gain/(loss) on sale of property and equipment	$432	$210	$(40)

Interest Income
Total interest income for reportable segments	$2,835	$2,643	$2,634
Elimination of intersegment interest income	(2,829)	(2,638)	(2,627)
Other non-allocated interest income	749	804	2,546
Total interest income	$755	$809	$2,553

Interest Expense
Total interest expense for reportable segments	$10,895	$10,780	$10,079
Elimination of intersegment interest expense	(10,843)	(10,764)	(10,079)
Other non-allocated interest expense	23,942	18,916	19,415
Total interest expense	$23,994	$18,932	$19,415

Depreciation and Amortization
Total depreciation and amortization for reportable segments	$11,697	$8,494	$7,486
Unallocated depreciation and amortization expense	2,196	1,804	2,407
Total consolidated depreciation and amortization	$13,893	$10,298	$9,893

Income From Continuing Operations Before Income Taxes, and Cumulative Effect of Accounting Change
Total profit for reportable segments	$59,972	$59,217	$58,782
Unallocated depreciation and amortization expense	(2,196)	(1,804)	(2,407)
Unallocated G & A expense	(19,633)	(19,571)	(24,225)
Unallocated interest expense, net	(23,193)	(18,112)	(16,869)
Unallocated loss on sale of property and equipment	397	25	—
Unallocated debt restructure expense	(5,035)	(3,218)	—
Elimination of intersegment interest expense, net	8,014	8,126	7,452
income from continuing operations before income
taxes	$18,326	$24,663	$22,733

Assets
Total assets for reportable segments	$370,326	$340,784	$314,790
Capitalized finance costs not allocated to segments	10,951	6,313	5,595
Corporate unallocated assets	13,705	21,198	22,648
Elimination of intersegment receivable	(74,760)	(65,433)	(57,073)
Consolidated total	$320,222	$302,862	$285,960

Capital Expenditures
Total expenditures for assets for reportable segments	$8,774	$10,549	$9,670
Other asset expenditures	95	261	1,040
Total capital expenditures	$8,869	$10,810	$10,710

13.                      SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of selected quarterly information for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Total revenue	$101,282	$127,644	$117,613	$118,140
Gross profit	37,746	47,465	43,458	47,541
Income before cumulative effect of accounting change	(182)	5,425	1,851	3,157
Net income (loss)	(182)	5,425	1,851	3,157

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Total revenue	$92,479	$115,658	$110,099	$107,170
Gross profit	36,303	44,661	39,940	40,473
Income before cumulative effect of accounting change	3,099	5,544	1,221	5,524
Net income	3,099	5,544	1,221	5,524

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Total revenue	$96,860	$121,752	$112,302	$100,208
Gross profit	34,329	41,788	38,984	38,308
Income before cumulative effect of accounting change	2,818	5,053	2,374	3,456
Net income	2,818	3,311	2,374	3,456

14.                      VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period

Description:

Year ended December 31, 2004:
Allowance for doubtful accounts receivable	$1,039	$585	$814	(a)	$810

Year ended December 31, 2003:
Allowance for doubtful accounts receivable	1,202	1,611	1,774	(a)	1,039

Year ended December 31, 2002:
Allowance for doubtful accounts receivable	1,587	1,319	1,704	(a)	1,202

(a)                        Accounts determined to be uncollectable and charged against allowance account, net of collection on accounts previously charged against allowance account.

15.                     NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION

In February 2004, the Company completed an offering of $200.0 million 9% Senior Subordinated Notes (“AGI Senior Notes”) due in 2012.  Interest is payable on the Notes twice a year on each February 15 and August 15, beginning August 15, 2004.  The Company’s present and future restricted subsidiaries will guarantee the AGI Senior Notes with unconditional guarantees of payment that will rank junior in right of payment to their existing and future senior debt, but will rank equal in right of payment to their existing and future senior subordinated debt.

All of the Company’s subsidiaries have jointly and severally guaranteed the indebtedness under the AGI Senior Notes.  Full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the AGI Senior Notes.

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the year ended December 31, 2004 (in thousands).

	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED

Cash & cash equivalents	$24,852	$(288)	$—	$24,564
Accounts receivable (net of allowance for doubtful accounts)	173	98,815	(74,760)	24,228
Inventories	55	42,408	—	42,463
Other current assets	5,168	12,830	—	17,998
Total current assets	30,248	153,765	(74,760)	109,253

Property and equipment, net	6,121	21,521	—	27,642
Intangible assets	9,661	20,311	—	29,972
Goodwill	67,584	78,933		146,517
Investment in subsidiaries	451,280	—	(451,280)	—
Other assets	13,823	(6,985)	—	6,838
Total assets	$578,717	$267,545	$(526,040)	$320,222

Accounts payable	$422	$16,089	$—	$16,511
Accrued and other liabilities	21,458	22,760	—	44,218
Current portion of long-term debt	76,160	276	(74,760)	1,676
Current portion of deferred revenue	1,245	56,416	—	57,661
Total current liabilities	99,285	95,541	(74,760)	120,066

Deferred revenue	2,908	38,561	—	41,469
Long-term debt	311,150	1,510	—	312,660
Other long-term liabilities	323,482	(319,347)	—	4,135
Total liabilities	736,825	(183,735)	(74,760)	478,330

Interdivisional equity	—	451,280	(451,280)	—
Stockholders’ deficit	(158,108)	—	—	(158,108)
Total liabilities & stockholders’ equity	$578,717	$267,545	$(526,040)	$320,222

Revenue	$5,499	$459,180	$—	$464,679
Costs applicable to revenues	(13,364)	(275,105)	—	(288,469)
Operating expenses	(21,816)	(108,214)	—	(130,030)
Interest income (expense), net	(15,179)	(8,060)	—	(23,239)
Other non operating income (expenses)	2,376	(6,991)	—	(4,615)
Income tax benefit (expense)	18,720	(26,795)	—	(8,075)
Net income (loss)	$(23,764)	$34,015	$—	$10,251

Cash flows from operations	$(15,565)	$53,931	$—	$38,366
Cash flows used in investing activities	(1,435)	(5,704)	—	(7,139)
Cash flows (used in) provided by financing activities	37,003	(49,781)	—	(12,778)
Cash at beginning of year	4,849	1,266	—	6,115
Cash at end of year	$24,852	$(288)	$—	$24,564

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the year ended December 31, 2003 (in thousands).

	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED

Cash & cash equivalents	$4,849	$1,266	$—	$6,115
Accounts receivable (net of allowance for doubtful accounts)	351	90,476	(65,433)	25,394
Inventories	67	36,772	—	36,839
Other current assets	4,057	11,192	—	15,249
Total current assets	9,324	139,706	(65,433)	83,597

Property and equipment, net	6,894	20,320	—	27,214
Intangible assets	5,056	20,141	—	25,197
Goodwill	67,584	82,486	—	150,070
Investment in subsidiaries	411,822	—	(411,822)	—
Other assets	14,774	2,010	—	16,784
Total assets	$515,454	$264,663	$(477,255)	$302,862

Accounts payable	$411	$12,300	$—	$12,711
Accrued and other liabilities	16,653	21,216	—	37,869
Current portion of long-term debt	66,833	78	(65,433)	1,478
Current portion of deferred revenue	3,585	53,724	—	57,309
Total current liabilities	87,482	87,318	(65,433)	109,367

Deferred revenue	3,110	37,991	—	41,101
Long-term debt	237,550	1,099	—	238,649
Other long-term liabilities	276,217	(273,567)	—	2,650
Total liabilities	604,359	(147,159)	(65,433)	391,767

Interdivisional equity	—	411,822	(411,822)	—
Stockholders’ equity (deficit)	(88,905)	—	—	(88,905)
Total liabilities & stockholders’ equity	$515,454	$264,663	$(477,255)	$302,862

Revenue	$7,276	$418,130	$—	$425,406
Costs applicable to revenues	(12,885)	(251,144)	—	(264,029)
Operating expenses	(21,156)	(94,418)	—	(115,574)
Interest income (expense), net	(9,986)	(8,137)	—	(18,123)
Other non operating income (expenses)	3,195	(6,212)	—	(3,017)
Income tax benefit (expense)	8,813	(18,088)	—	(9,275)
Net income (loss)	$(24,743)	$40,131	$—	$15,388

Cash flows from operations	$(16,565)	$38,415	$—	$21,850
Cash flows (used in) provided by investing activities	(7,938)	(10,676)	—	(18,614)
Cash flows (used in) provided by financing activities	29,225	(28,076)	—	1,149
Cash at beginning of year	127	1,603	—	1,730
Cash at end of year	$4,849	$1,266	$—	$6,115

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the year ended December 31, 2002 (in thousands).

	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED

Revenue	$6,539	$424,583	$—	$431,122
Costs applicable to revenues	(10,372)	(267,341)	—	(277,713)
Operating expenses	(25,464)	(88,306)	—	(113,770)
Interest income (expense), net	(9,417)	(7,445)	—	(16,862)
Other non operating income (expenses)	4,920	(4,964)	—	(44)
Income tax benefit (expense)	12,862	(21,894)	—	(9,032)
Cumulative effect of accounting change	-	(1,742)		(1,742)
Net income (loss)	$(20,932)	$32,891	$—	$11,959

Cash flows from operations	$(15,198)	$32,543	$—	$17,345
Cash flows (used in) provided by investing activities	(5,502)	(7,978)	—	(13,480)
Cash flows (used in) provided by financing activities	20,694	(26,009)	—	(5,315)
Cash at beginning of year	133	3,047	—	3,180
Cash at end of year	$127	$1,603	$—	$1,730

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A: CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our President and Chief Executive Officer, along with our Senior Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  No changes have occurred during the period covered by this report or since the evaluation date that would have a material effect on the disclosure controls and procedures.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors are as follows:

Name	Age	Position
Michael A. Schneider	50	President, Chief Executive Officer and Director
Mark J. Boggess	48	President, Chief Executive Officer of Camping World, Inc. and Director
Thomas F. Wolfe	43	Senior Vice President and Chief Financial Officer
Michael Blumer	59	Senior Vice President
Murray S. Coker	64	Senior Vice President
Laura A. James	48	Senior Vice President/ Human Resources and Administration
Brent Moody	43	Senior Vice President/ General Counsel and Business Development
Prabhuling Patel	58	Senior Vice President
Stephen Adams	67	Chairman of the Board of Directors
Wayne Boysen	74	Director
John Ehlert	59	Director
David Frith-Smith	59	Director
David B. Garvin	61	Director
Joe McAdams	61	Director
George Parker	65	Director

Michael A. Schneider became our President and Chief Executive Officer as of January 1, 2004.  Prior to that time, Mr. Schneider had been our Chief Operating Officer since 1996.  Prior thereto, Mr. Schneider served as our Senior Vice President and General Counsel since January 1993 and was responsible for administrative areas, development of new corporate ventures and portions of the RV publication business and the advertising and sales departments.  Prior to January 1993 and since 1977, Mr. Schneider has held a variety of senior management positions in our publication business.

Mark J. Boggess became the President and Chief Executive Officer of our Camping World subsidiary as of January 1, 2004.  Prior to that time, Mr. Boggess had been our Senior Vice President and Chief Financial Officer since June 1993.  From June 1992 through May 1993, Mr. Boggess was Vice President and Chief Financial Officer of Hypro Corporation, a privately owned manufacturer of fluid transfer pumps.  From June 1989 through June 1992, Mr. Boggess was Treasurer of Adams Communications Corporation, a holding company controlled by Stephen Adams which owned television and radio station operations throughout the United States.  Mr. Boggess is also a member of the board of directors and an owner of a small percentage interest in FreedomRoads Holding.

Thomas F. Wolfe became our Senior Vice President and Chief Financial Officer as of January 1, 2004.   Prior to that time, Mr. Wolfe had been our Vice President and Controller since 1997.  From 1991 to 1997, Mr. Wolfe was Vice President of Finance of Convenience Management Group, a privately owned distributor of petroleum products and equipment.  From 1989 to 1991, Mr. Wolfe was Vice President and Controller of First City Properties, Inc.  Prior to 1989, and since 1983, Mr. Wolfe held a variety of staff and management positions at Deloitte & Touche LLP.

Michael Blumer has been our Senior Vice President since January 1998.  Prior to 1998 and since 1996, Mr. Blumer served as Chief Information Officer at Primedia, Inc. and prior to that post he served as Senior Vice President of Information Technology at The Hamilton Group from 1992 to 1996.  Prior to 1992, he also served in information technology management positions at The Franklin Mint, American Express and the Federal Reserve Bank of New York.

Murray S. Coker is currently our Senior Vice President-Marketing and oversees the marketing of all of our products, services and clubs.  He joined Camping World in 1978 and has served in various management positions including Vice President-Mail Order, Vice President-Direct Marketing and Senior Vice President-Marketing.   Prior to joining Camping World, Mr. Coker was a consultant specializing in retail systems for Management Design Associates and Deloitte & Touche LLP.  He was the Data Systems Product Line Manager for Pitney Bowes’ Monarch Marketing Systems Division and a Systems Engineer for IBM Corporation.

Laura A. James became our Senior Vice President/ Human Resources and Administration as of January 1, 2004.  Prior to that time, Ms. James served as Vice President/ Human Resources and Administration since 1996.  Ms. James also served as interim Vice President/ Finance from December 1996 to September 1997.  Prior to 1996, Ms. James served in various management and staff positions at the Company.

Brent Moody became our Senior Vice President/ General Counsel and Business Development as of January 1, 2004.  He joined Camping World in 2002 and since that time had served Camping World as Vice President and General Counsel and Senior Vice President/ General Counsel and Business Development.  Prior to that time and since 1998, Mr. Moody was a shareholder of the law firm of Greenberg Traurig, P.A.  From 1996 to 1998, Mr. Moody served as Vice President and Assistant General Counsel for Blockbuster, Inc.

Prabhuling Patel was appointed Senior Vice President of Products & Services as of May 1, 2004. Mr. Patel was the Senior Vice President & General Manager of the outsourcing business of Message Media, Inc., an email marketing company, from 2000 to 2002.  Prior to 2000 he was President of the Telecommunications, Energy & Cable Division of Experian, a credit bureau and direct marketing services company.  He served in senior executive positions running various businesses at Metromail Corporation which was in the direct marketing services business.  Mr. Patel also held a number of executive level positions in marketing, finance, IT, business development, and business strategy at Citigroup, Cigna, Household International and Montgomery Ward.

Stephen Adams has been the Chairman of our Board of Directors since December 1988.  Mr. Adams is also chairman of the board of directors and a 90% owner of FreedomRoads Holding which, through its 100% owned affiliates, operates RV dealerships throughout the United States.  In addition, Mr. Adams is the chairman of the board of directors and the controlling shareholder of Adams Outdoor Advertising, Inc., the managing general partner of Adams Outdoor Advertising Limited Partnership.  Mr. Adams also holds a 95% interest in Affinity Bank Holdings, Inc.

Wayne Boysen was our Senior Vice President since June 1991 until his retirement on January 1, 1996 and has supervised the staff of the risk management divisions of businesses owned by Stephen Adams, including our risk management division since July 1988.  In addition, from 1995 until December 1998, Mr. Boysen served as chairman of the board of directors of Affinity Bank and chairman of the board of directors of Affinity Insurance Group, Inc.  From 1966 through July 1988, Mr. Boysen owned or managed insurance agencies and provided consulting services to property and casualty insurance agencies.  Mr. Boysen has been a member of our Board of Directors since 1993.

John Ehlert is the founder of Ehlert Publishing Group, Inc. which we acquired in 1997, and served as its President and Chief Executive Officer since 1976 until its acquisition.  Mr. Ehlert serves on the board of directors of various trade, private and charitable organizations.

David Frith-Smith has served as managing partner of Biller, Frith-Smith & Archibald, Certified Public Accountants since 1988.  Mr. Frith-Smith was a principal with Maidy Biller Frith-Smith & Brenner, Certified Public Accountants from 1984 to 1988, and with Maidy and Lederman, Certified Public Accountants from 1980 to 1984.  Mr. Frith-Smith has been a member of our Board of Directors since November 1996.  Mr. Frith-Smith is also a director of Adams Outdoor Advertising Inc., the managing general partner of Adams Outdoor Advertising Limited Partnership, which is controlled by Stephen Adams, and various private and non-profit corporations.

David B. Garvin founded Camping World in 1966 and served as President of Camping World from 1966 to 1986 and served as its chairman of the board of directors from 1986 to 1997.  We acquired Camping World in 1997.

George Parker is the Senior Associate Dean for Academic Affairs and Director of the MBA Program at the Graduate School of Business at Stanford University.  Prior to 1973, Mr. Parker was an Assistant/Associate Professor of Finance at the Graduate School of Business at Columbia University.  He currently serves on the board of directors for various companies including Continental Airlines, Inc., Tejon Ranch Co., iShares, Inc., Threshold Pharmaceuticals, Inc. and Converium Holding AG.  He also provides consulting services to various corporations and banks on financial management and corporate strategy, and has had numerous financial management works published.

Joe McAdams is currently a member of our Board of Directors and was our President and Chief Executive Officer from July 1991 until the end of 2003.  Prior to July 1991 and since December of 1988, Mr. McAdams was President of Adams Publishing Corporation, a newspaper and magazine publishing company controlled by Mr. Adams.  From October 1987 through November 1988, Mr. McAdams was President and Publisher of Southern California Publishing Co.  Prior to October 1987 and since 1961, Mr. McAdams has held various management positions with publishing and direct marketing companies, including Senior Vice President and Chief Operating Officer of ADVO Systems, Inc. from August 1981 to April 1983.  Mr. McAdams currently serves on the board of directors of Equity Lifestyle Properties, Inc. and Liberty Group Publishing, Inc.

Directors are elected for terms of one year or until their successors have been duly elected.  There are no family relationships between any of the directors and/or executive officers.

Audit Committee

We have designated an Audit Committee, which assists the Board of Directors in fulfilling its fiduciary responsibilities by overseeing our financial reporting and public disclosure activities.  The current members of the Audit Committee are Wayne Boysen, David Frith-Smith and Michael A. Schneider.  Mr. Frith-Smith has been determined by the Board of Directors to be an “Audit Committee Financial Expert” as that term has been defined by the Securities and Exchange Commission.

We are not a listed issuer under the Securities Exchange Act of 1934, as amended (the “Act”), and thus are not subject to the audit committee independence requirements set forth in Rule 10A-3 of the Act.  Nevertheless, we recognize that the members of our Audit Committee do not meet the independence requirements as set forth in that rule.  Mr. Schneider currently serves as our President and Chief Executive Officer and Messrs. Boysen and Frith-Smith provide professional services to our Chairman, Stephen Adams, or businesses controlled by Mr. Adams.  Despite their lack of independence, we believe that the members of our Audit Committee effectively assist the Board of Directors in its oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, the responsibilities, performance, budget and the performance of our independent auditor.

Code of Professional Conduct

We have adopted a Code of Professional Conduct that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other employees.  This Code of Professional Conduct is posted on our website at www.affinitygroup.com and may be found as follows:

•                  From our main web page, first click on “About AGI,”

•                  Then, click on “Code of Conduct.”

ITEM 11:  EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain summary information concerning the compensation paid by us to our Chief Executive Officer and each of the four other highest compensated executive officers who were officers at December 31, 2004, for the fiscal years ending December 31, 2004, 2003, and 2002.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Other Annual		All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(1)(2)		Compensation(3)

Michael A. Schneider	2004	$100,000	$645,080	$492,702	(4)	$8,764
President,	2003	210,000	290,055			8,660
Chief Executive Officer	2002	210,000	287,505	499,376	(5)	8,445

Mark J. Boggess,	2004	100,000	646,521	563,870	(4)	8,564
President, Chief Executive	2003	155,140	362,569			8,580
Officer of Camping World	2002	211,415	143,753			8,685

Murray S. Coker	2004	196,000	198,990	315,371	(4)	9,305
Senior Vice President	2003	196,000	191,436			9,028
	2002	196,000	189,753			7,382

Thomas F. Wolfe	2004	181,132	167,353			8,364
Senior Vice President,	2003	151,358	40,608			7,696
Chief Operating Officer	2002	146,946	40,950			6,397

Peter Klein	2004	218,000	96,029			6,668
Senior Vice President of	2003	192,212	66,418			1,991
Camping World	2002	64,039	25,055	24,726	(6)	56

(1)                      Compensation defined as “Bonus” and “Other Annual Compensation” is eligible, at the election of the employee, to be contributed to the AGHC Key Employee Security Option Plan (“KEYSOP”).  See “Agreements with Executive Officers.”

(2)                      Personal benefits are the lesser of (i) 10% of total annual salary and bonus (ii) $50,000, except as described in Note (3) below.

(3)                      Represents company contributions to 401(k), split dollar life insurance economic benefit and personal use of Company assets.

(4)                      Under the terms of the phantom stock agreements, Mr. Schneider received $492,702, Mr. Boggess received $563,870, and Mr. Coker received $315,371 in 2004.  All payments were contributed to the KEYSOP.

(5)                      Under the terms of the phantom stock agreements, Mr. Schneider received $499,376 in 2002.  These payments were contributed to the KEYSOP.

We do not have any outstanding stock options or restricted stock grants.  We have phantom stock agreements and a non-qualified deferred compensation plan for certain of its officers.  See “Agreements with Executive Officers.”

(6)                      Represents relocation for employee hired in 2002.

Agreements with Executive Officers

Until December 31, 2003, we and Mr. Adams were parties to an amended employment agreement providing for his employment as the Chairman of our Board of Directors.  That agreement terminated effective December 31, 2003, following completion of the AGI senior subordinated note offering.

Effective January 1999, we introduced the KEYSOP for key employees of AGI and its subsidiaries.  This non-qualified deferred compensation plan allows key employees the option to contribute specific compensation, including bonuses, incentive compensation, and phantom stock payments to the KEYSOP.  Contributions to the KEYSOP from AGI employees totaled $4.0 million, $4.6 million and $8.9 million in 2004, 2003 and 2002, respectively.

In January 1992, we introduced a phantom stock incentive program for key employees.  Since that time, certain employees have been granted awards at various interest levels and over varying vesting periods.  The value of the phantom stock interest is based on the increase in the value of the Company over the base value at the award date.  In accordance with the formula set forth in the agreements, which formula approximates a multiple of operating profits and is intended to approximate the fair market value of the Company, earned incentives are paid in three annual installments following the earlier of termination of employment, sale of the Company, or five years after the initial grant of the phantom stock interest.  The phantom stock agreements also set forth the terms of employment for the executive.

As of December 31, 2004, the aggregate accrued liability under the phantom stock incentive program was approximately $5.3 million, of which $1.5 million has been reflected as current in the financial statements.  The earned incentives under these agreements are scheduled to be paid at various times over the next two years.   During 2004, we incurred deferred executive compensation expense of $3.0 million under the phantom stock agreements.  Phantom stock payments of $3.1 million were made during the 2004.

The following table sets forth the current awards outstanding under the Company’s phantom stock incentive program as of December 31, 2004.

Officer/Director	Full Interest	Vested Amount
Michael A. Schneider	2.50%	2.50%
Mark J. Boggess	2.50%	2.50%
Murray S. Coker	1.00%	0.96%
Thomas F. Wolfe	0.33%	0.07%
Laura A. James	0.10%	0.02%
Prabhuling Patel	0.10%	—%
Grant E. Miller	(1)	(1)
Marcos Strafacce-Costa	(2)	(2)
Scott Ellison	(2)	(2)
Cynthia A. McGrath	(2)	(2)
Kenneth Marshall	(3)	(3)
Chad Selvidge	(3)	(3)
Peter Klein, Jr.	(3)	(3)
Brent Moody	(3)	(3)

(1)                      The phantom stock interest relates only to our Camp Coast to Coast, Inc. subsidiary.  The full interest ranges from 1.65% of the increase in that subsidiary’s value to 15.00% of the increase in that subsidiary’s value depending upon the level of the increase.  The full interest vests in equal portions over a five year period.

(2)                      The phantom stock interest relates only to our Camp Coast to Coast, Inc. subsidiary.  The full interest ranges from 0.35% of the increase in that subsidiary’s value to 3.35% of the increase in that subsidiary’s value depending upon the level of the increase.  The full interest vests in equal portions over a five year period.

(3)                      The phantom stock interest relates only to our Camping World, Inc. subsidiary.  The full interest for each executive ranges from 1.45% of the increase in that subsidiary’s value to 2.25% of the increase in that subsidiary’s value depending upon the level of the increase.  The full interest vests in equal portions over a five year period.

The executive’s base salary and annual bonus are determined from time to time by the Board of Directors.  In the event the executive’s employment is terminated without cause, the phantom stock agreements provide for severance benefits of up to one year’s base salary plus the accrued bonus for the year in which such termination occurs.

Compensation Committee Interlock and Insider Participation

The Company’s Board of Directors determines the compensation of the executive officers.  The executive officers of the Company that serve on the Board of Directors are Michael A. Schneider and Mark J. Boggess.

Messrs. Garvin, McAdams, Boggess, Coker and Blumer are partners in various partnerships that lease nine facilities under long-term leases to Camping World.  For the years ended December 31, 2004, 2003 and 2002, payments under these leases were approximately $3.67 million, $3.57 million and $3.54 million, respectively.  The leases expire during the period December 2005 and December 2015, subject to the right of Camping World to exercise renewal options.  We believe that such leases contain lease terms as favorable as lease terms that would be obtained from independent third parties.

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s parent, AGI Holding Corp., for $52.3 million in cash and a note receivable.  The properties have been leased back to the Company on a triple net basis.  Both the sales price and lease rates were based on market rates determined by third party independent appraisers engaged by the mortgage lender and approved by the AGI Senior Credit Facility agent bank.  These leases have an initial term of 25 to 27 years with two five-year options at the then current market rent.  Payments under these leases were $3.4 million in 2004.

Bonus Plan

We annually adopt bonus programs for employees.  Bonus payments are made based on achievement of specified operating results and/or objectives.

401 (k) Savings and Profit Plan

We sponsor a deferred savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  All employees over age 21 who have completed one year of service (minimum of 1,000 hours) are eligible to participate in the 401(k) Plan.  For the plan 2004 year, we elected a Safe Harbor Matching Contribution for the employer match and set the employer match, which vests upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution.  Employees may defer up to 60% of their eligible compensation up to IRS limits.

Other Benefit Plan

Our employees receive certain medical and dental benefits during their employment.  One of our predecessors also provided eligible employees with medical, dental and life insurance coverage after retirement.  The estimated future costs associated with such coverage to retirees are reserved as a liability in our consolidated financial statements.  Current employees are not provided medical and dental benefits upon retirement.

Director Compensation

We pay directors who are not employees (Messrs. Boysen, Ehlert, Frith-Smith, Garvin, McAdams and Parker) director fees of $1,800 per month.  We also pay directors who are not employees who are members of our audit committee a quarterly fee of $1,250.

Report on Executive Compensation

Our executive compensation program is tied closely to our performance and aimed at enabling us to attract and retain the best possible executive talent.  Accordingly, the Board of Directors seeks to significantly correlate the level of executive compensation, when taken as a whole, with the level of our performance, and it seeks to compensate its executives in a manner that is reasonably competitive with that available to executives in comparable companies, including membership services companies and other highly leveraged companies with comparable operating income.  These goals are accomplished through the use of a combination of annual bonus payments and phantom stock grants in conjunction with base compensation.

Michael A. Schneider became our President and Chief Executive Officer as of January 1, 2004.  Mr. Schneider’s compensation package was determined by the Board based on negotiations with Mr. Schneider taking into account the compensation packages of chief executive officers of similarly situated companies and our performance objectives.  For 2004, Mr. Schneider received a base salary and he received a bonus based on his assigned percentage of our operating income and the achievement of specified operating results.  In addition, Mr. Schneider has been granted phantom stock interests in order to provide him with an incentive to enhance our long-term value.  See a description of the phantom stock incentive program for key employees under “Agreements with Executive Officers.”  Standard employee medical and dental benefits and participation in the 401(k) Plan are also available to Mr. Schneider.

Our other executive officers received base salaries for 2004 which the Board has set at levels which are believed by the Board to be reasonably competitive with the salary level of executives in comparable companies.  The executive officers also received bonuses based on their respective assigned percentages of our operating income or the operations in which the executive is employed.  The percentage assigned to each executive officer depends upon the level of his or her responsibilities.  In addition, the other executive officers received phantom stock grants, standard employee medical and dental benefits and participation in the 401(k) Plan.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Our company is a wholly-owned subsidiary of AGI Holding Corp. (“AGHC”), a privately-owned corporation.  The following table sets forth, as of December 31, 2004, certain information with respect to the beneficial ownership of the Common Stock of AGHC by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each executive officer and the current sole director of AGHC, and all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares of Stock Owned (1)		Percent of Common Stock
Stephen Adams 2575 Vista Del Mar Drive Ventura, CA 93001	1,407.7	(2)	97.41%
All executive officers and directors as a group (15 persons)	1,407.7		97.41%

(1)               Except as otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares in the table.

(2)               Does not include 37.5 shares owned by members of the Adams’ family who do not reside with him and as to which Mr. Adams disclaims beneficial ownership.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain members of our Board of Directors, including the Chairman of the Board, are partners in partnerships and shareholders of corporations that lease facilities to us under long-term leases.  For the years ended December 31, 2004, 2003 and 2002, payments under these leases were approximately $7.1 million, $7.0 million, and $7.0 million, respectively.  Future commitments under these leases total approximately $103.0 million.  The leases expire at various dates from December 2005 through July 2029, subject to our right to exercise renewal options.

In connection with our effort to expand the number of Camping World stores by developing retail alliances with RV dealerships across North America, we have established seven Camping World stores alongside or within RV dealerships owned through entities controlled by the Chairman of our Board of Directors, Stephen Adams, and we expect to open additional Camping World stores alongside or within such RV dealerships in the future.  Total payments under these leases for 2004 were approximately $0.2 million, and future commitments under these leases total approximately $4.1 million.  The leases expire at various dates from August 2013 through January 2015.  We also sublease properties to these entities and sell products and services to them. For 2004, lease payments received from FreedomRoads for the subleased properties were approximately $0.6 million, and future payments to be received under these subleases total approximately $4.3 million.  Payments under the product marketing and sales agreements with these entities were approximately $3.7 million and $0.1 million for 2004 and 2003 respectively.

On December 5, 2001, we sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp, a wholly-owned subsidiary of our parent, AGHC, which is owned

97.4% by Mr. Adams, for $52.3 million in cash and a $4.8 million note receivable.  The properties have been leased back to us on a triple net basis. These leases are classified as operating leases and the average net annual lease payments over the lives of the leases are $3.4 million.  The $4.8 million note receivable yields 11% per annum, with monthly payments of $46,000 and a ten-year balloon due December 2011.

In March 2002, we received a royalty payment of $1.5 million from Holiday RV Superstores, Inc., doing business as Recreation USA, (“Recreation USA”).  This non-refundable payment grants Recreation USA a limited non-exclusive license to use the Company’s Good Sam trademarks.  When the Company entered into the agreement with Recreation USA, our Chairman beneficially owned, through entities controlled by him, approximately 57% of the then outstanding common stock of Recreation USA after taking into account conversion and exercise of his beneficially-owned securities in Recreation USA.  We recorded the royalty payment into income in a level amount ratably over the three-year term of the license.  The agreement with Recreation USA was terminated in October 2003 and, as a result, the unamortized balance of the royalty agreement was recognized as revenue in the fourth quarter of 2003.

For a description of the employment, consulting, non-competition, management incentive and phantom stock agreements with the Company and persons serving as an executive officer or director of the Company see “Executive Compensation - Agreements with Executive Officers” and “Executive Compensation - Committee Interlock and Insider Participation.”

For a description of leases which of our subsidiaries have with partnerships in which a director of our company has a partnership interest, see “Executive Compensation - Compensation Committee Interlock and Insider Participation.”

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors has engaged Ernst & Young LLP as independent auditors to examine our accounts for the fiscal year ending December 31, 2004.

Audit Fees

The aggregate audit fees paid to Ernst & Young LLP for the fiscal years ended December 31, 2004 and December 31, 2003, were $256,680 and $311,140, respectively.   These fees include amounts for the audit of the Company’s consolidated annual financial statements, stand alone audits of certain subsidiaries, and the reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as attest services and consents.

Audit-Related Fees

The aggregate audit-related fees paid to Ernst & Young LLP for the fiscal years 2004 and 2003 were $17,700 and $0, respectively.  These fees related to specific analysis of accounting treatments and general assistance with the implementation of the SEC rules pursuant to the Sarbanes-Oxley Act of 2002.

Tax Fees

The aggregate fees billed by Ernst & Young LLP for tax services rendered for the fiscal years 2004 and 2003 were $27,374 and $33,848, respectively.  The fees paid in each of those years primarily related to tax planning and compliance services.

All Other Fees

There were no other fees paid to Ernst & Young LLP for the years ended December 31, 2004 and December 31, 2003.

Audit Committee Pre-Approval Requirements

The Audit Committee has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services.  All audit and non-audit services performed by Ernst & Young LLP during fiscal 2004 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

                                                (b)                                 Exhibits:

                                                                                                Included in Item 15 (a) (3) above.

                                                (c)                                  Financial Statement Schedules

                                                                                                Included in Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ventura, State of California on March 4, 2005.

AFFINITY GROUP, INC.

By	/s/ Michael A. Schneider
Michael A. Schneider
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Thomas F. Wolfe	Senior Vice President and	March 4, 2005
Thomas F. Wolfe	Chief Financial Officer
(Principal Financial and Accounting Officer)

*	President/ Chief Executive Officer of	March 4, 2005
Mark J. Boggess	Camping World

*	Director	March 4, 2005
Stephen Adams

*	Director	March 4, 2005
David Frith-Smith

*	Director	March 4, 2005
Wayne Boysen

*	Director	March 4, 2005
David B. Garvin

*	Director	March 4, 2005
John Elhert

*	Director	March 4, 2005
George Parker

By: /s/ Thomas F. Wolfe		March 4, 2005
(Thomas F. Wolfe
Attorney-in-Fact)

Thomas F. Wolfe, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Affinity Group, Inc. on behalf of each of such officers and directors in the capacities in which the names of each appear above.

AFFINITY GROUP, INC.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For Fiscal Year Ended December 31, 2004

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Certificate of Incorporation of Affinity Group, Inc. (1)	3.1
Bylaws of Affinity Group, Inc. (1)	3.2
Certificate of Ownership and Merger (1)	3.3
Indenture (including form of 9% Senior Subordinated Notes due 2012) dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee (1)	4.5
Registration Rights Agreement dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named herein and CIBC World Markets Corp., as Initial Purchaser (1)	4.6
Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries, as amended (1)	10.1
Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc. (1)	10.2
Form of Phantom Stock Agreements between certain executives and CWI, Inc. (1)	10.3
Form of Phantom Stock Agreements between certain executives and Camp Coast to Coast, Inc. (1)	10.4
Working Agreements and Service Agreements with National General Insurance Contract, as amended (1)	10.6
401(k) Savings and Investment Plan (1)	10.7
Form of Indemnification Agreement for persons consenting to serve as directors (1)	10.8
Unsecured Promissory Note of AGRP Holding Corp., dated December 5, 2001 (1)	10.9
Amended and Restated Marketing Agreement, dated March 15, 2002 by and between Camping World, Inc. and National General Insurance Company (1)	10.10

Amended and Restated Credit Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent (1)	10.11
Senior Secured Floating Rate Note Purchase Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the noteholders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent and General Electric Capital Corporation, as documentation agent (1)	10.12
First Amendment to Credit Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.13
First Amendment to Note Purchase Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.14
Second Amendment to Credit Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.15
Second Amendment to Note Purchase Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.16
Third Amendment to Credit Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.17

Third Amendment to Note Purchase Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.18
Agreement with Cross Country Motor Club, Inc. dated September 7, 2004 (3)	10.19
Lease Agreement for distribution center in Franklin, Kentucky	10.20
Subsidiaries of the Registrant	21
Powers of Attorney	24.1
Certification of President and Chief Executive Officer	31.1
Certification of Senior Vice President and Chief Financial Officer	31.2
Statement Pursuant to 18 U.S.C. Section 1350	32.1
Statement Pursuant to 18 U.S.C. Section 1350	32.2
Affinity Group Code of Professional Conduct (2)	99.1

(1)               Filed with the Company’s Registration Statement No. 333-113982 and incorporated by reference herein.

(2)               Filed with the Company’s Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated by reference herein.

(3)               Filed with the Company’s Report on Form 8-K dated September 9, 2004 and incorporated by reference herein.

(4)               Filed with the Company’s Report on Form 8-K dated November 16, 2004 and incorporated by reference herein.

A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit.  Such request should be sent to Affinity Group, Inc., 2575 Vista Del Mar Drive, Ventura, CA   93001, Attention:  Chief Financial Officer.