Form 10-Q
period 2005-03-31
AFFINITY GROUP INC
filed 2005-05-04
CIK 910560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
March 31, 2005	333-113982

AFFINITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES   ☒                 NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

YES   ☐                 NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	May 4, 2005
Common Stock, $.001 par value	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP, INC. AND SUBSIDIARIES

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

(In Thousands)

	3/31/2005	12/31/2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,330	$24,564
Accounts receivable, less allowance for doubtful accounts of $1,062 in 2005 and $810 in 2004	23,404	24,228
Inventories	48,860	42,463
Prepaid expenses and other assets	12,439	11,383
Deferred tax assets, net	6,615	6,615
Total current assets	110,648	109,253

PROPERTY AND EQUIPMENT, net	28,123	27,642
AFFILIATE NOTES AND INVESTMENTS	85,750	4,752
INTANGIBLE ASSETS, net	26,315	27,716
GOODWILL	148,773	148,773
DEFERRED TAX ASSETS, net	1,017	323
OTHER ASSETS	1,719	1,763
Total assets	$402,345	$320,222

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$19,623	$16,511
Accrued interest	2,822	6,857
Accrued income taxes	2,259	3,131
Accrued liabilities	34,042	34,230
Deferred revenues and gains	59,556	57,661
Current portion of long-term debt	1,676	1,676
Total current liabilities	119,978	120,066

DEFERRED REVENUES AND GAINS	40,500	41,469
LONG-TERM DEBT, net of current portion	312,310	312,660
OTHER LONG-TERM LIABILITIES	4,762	4,135
	477,550	478,330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT
Preferred stock, $.001 par value, 1,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Additional paid-in capital	81,005	—
Accumulated deficit	(156,211)	(158,109)
Total stockholder’s deficit	(75,205)	(158,108)
Total liabilities and stockholder’s deficit	$402,345	$320,222

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2005	3/31/2004
		(restated- see Note 1)
REVENUES:
Membership services	$32,423	$31,519
Publications	17,198	17,229
Retail	59,066	52,534
	108,687	101,282

COSTS APPLICABLE TO REVENUES:
Membership services	20,201	20,724
Publications	11,521	12,002
Retail	34,294	30,810
	66,016	63,536

GROSS PROFIT	42,671	37,746

OPERATING EXPENSES:
Selling, general and administrative	29,861	25,185
Depreciation and amortization	3,698	3,037
	33,559	28,222

INCOME FROM OPERATIONS	9,112	9,524

NON-OPERATING ITEMS:
Interest income	166	177
Interest expense	(6,186)	(5,424)
Debt extinguishment expense	—	(4,616)
Other non-operating items, net	16	47
	(6,004)	(9,816)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	3,108	(292)

INCOME TAX (EXPENSE) BENEFIT	(1,210)	110

NET INCOME (LOSS)	$1,898	$(182)

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2005	3/31/2004
		(restated- see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,898	$(182)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,274	1,747
Amortization	1,424	1,290
Provision for losses on accounts receivable	241	533
Deferred compensation	900	—
Deferred tax benefit	(694)	(592)
Gain on sale of property and equipment	(3)	(1)
Loss on early extinguishment of debt	—	4,616
Changes in operating assets and liabilities
Accounts receivable	583	929
Inventories	(6,397)	(8,880)
Prepaid expenses and other assets	(1,012)	(2,330)
Accounts payable	3,112	9,153
Accrued and other liabilities	(5,368)	1,379
Deferred revenues and gains	926	888
Net cash (used in) provided by operating activities	(2,116)	8,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,779)	(2,577)
Net proceeds from sale of property and equipment	27	1
Change in intangible assets	(9)	(10)
Investment in affiliate	(81,005)	—
Loans receivable	7	(29)
Net cash used in investing activities	(83,759)	(2,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(60,000)
Contribution from parent	81,005	—
Borrowings on long-term debt	—	200,000
Payment of debt issue costs	(14)	(7,099)
Principal payments of long-term debt	(350)	(114,161)
Net cash provided by financing activities	80,641	18,740

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,234)	24,675

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,564	6,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,330	$30,790

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Principles of Consolidation – The consolidated financial statements include the accounts of Affinity Group, Inc. (“AGI”) and its subsidiaries (collectively the “Company”) without audit, in accordance with U.S. generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission.  Prior to April 27, 2004, AGI was a wholly-owned subsidiary of Affinity Group Holding, Inc. (“AGH”) and AGH was a wholly-owned subsidiary of AGI Holding Corp. (“AGHC”), a privately-owned corporation.  On April 27, 2004, AGH was merged into AGI, with AGI being the surviving entity after the merger.  The merger was accounted for as a combination of entities under common control using historical costs.  The three months ended March 31, 2004 have been restated to reflect the combined financial position and results of operations of AGI and AGH, prior to the April 27, 2004 merger.  In March 2005, AGHC formed a holding company, Affinity Group Holding, Inc., a Delaware corporation (“AGHI”) and contributed 100% of the outstanding shares of common stock of AGI to AGHI.  AGHI is the direct parent of the Company.  These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes in the Company’s 10-K report for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

(2) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Publications, and Retail.  The Membership Services segment operates the Good Sam Club, Coast to Coast Club, and Camping World’s President’s Club for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories and RV industry trade magazines.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
QUARTER ENDED MARCH 31, 2005
Revenues from external customers	$32,423	$17,198	$59,066	$108,687
Depreciation and amortization	972	474	1,718	3,164
Interest income	1,003	—	2	1,005
Interest expense	—	90	2,590	2,680
Segment profit (loss)	10,359	4,428	(1,658)	13,129

QUARTER ENDED MARCH 31, 2004
Revenues from external customers	$31,519	$17,229	$52,534	$101,282
Depreciation and amortization	904	426	1,226	2,556
Gain on sale of property and equipment	—	—	1	1
Interest income	592	—	1	593
Interest expense	—	273	2,611	2,884
Segment profit (loss)	9,003	3,915	(1,165)	11,753

The following is a reconciliation of income from operations to the Company’s consolidated financial statements for the three months ended March 31, (in thousands):

	THREE MONTHS ENDED
	3/31/2005	3/31/2004
Income From Continuing Operations Before Income Taxes
Total profit for reportable segments	$13,129	$11,753
Unallocated G & A expense	(5,142)	(3,992)
Unallocated depreciation and amortization expense	(534)	(481)
Unallocated interest expense, net of intercompany elimination	(3,506)	(2,540)
Unallocated interest income, net of intercompany elimination	(839)	(416)
Unallocated debt restructure expense	—	(4,616)
Income (loss) from continuing operations before income taxes	$3,108	$(292)

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of March 31, 2005 and December 31, 2004 (in thousands):

	3/31/2005	12/31/2004
Membership services segment	$163,534	$170,270
Publications segment	76,267	75,731
Retail segment	213,447	124,325
Total assets for reportable segments	453,248	370,326
Capitalized finance costs not allocated to segments	10,556	10,951
Corporate unallocated assets	14,303	13,705
Elimination of intersegment receivable	(75,762)	(74,760)
Total assets	$402,345	$320,222

Total assets for the retail segment increased $89.1 million from December 31, 2004 primarily due to the acquisition of a preferred membership interest in FreedomRoads Holding Company, LLC.  (See Note 5)

(3) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the three months ended March 31 (in thousands):

	2005	2004
Cash paid during the period for:
Interest	$10,221	$4,434
Income taxes	2,673	1,657

In February 2004, the Company declared and distributed a $4.4 million non-cash dividend to its ultimate parent, AGHC, consisting of the Adams Insurance Holding LLC notes receivable.

(4) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually.  The Company performs its annual impairment review during the fourth quarter.  Based on the results of the annual impairment test, the Company determined that no impairment of goodwill existed as of December 31, 2004.

There were no changes in the Company’s goodwill by business segment, for the three months ended March 31, 2005 and 2004.

Finite lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at March 31, 2005 (in thousands, except as noted):

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net

Membership and customer lists	6	$12,133	$(4,914)	$7,219
Resort and golf course participation agreements	23	13,553	(10,946)	2,607
Non-compete and deferred consulting agreements	15	17,955	(10,652)	7,303
Deferred financing costs	7	11,601	(2,415)	9,186
		$55,242	$(28,927)	$26,315

(5) RECENT EVENTS

On March 24, 2005 in a private placement, the Company’s parent, AGHI, issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The AGHI Notes are unsecured obligations of AGHI and neither AGI nor its subsidiaries have guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes.  Any additional AGHI Notes issued in payment of interest are due in full on or before March 15, 2010.  The AGHI Notes cannot be redeemed prior to February 15, 2008.  Although the only source of the cash payment of the AGHI Notes is dividends from its subsidiary, there are certain restrictions on the payment of dividends under AGI’s senior secured credit facility (the “AGI Senior Credit Facility”) and the indenture relating to AGI’s $200.0 million in 9% Senior Subordinates Notes (“AGI Indenture”).

AGHI contributed the net proceeds from the issuance of the AGHI Notes, approximately $81.0 million, to the Company and in turn, the Company made an equity contribution to its wholly-owned subsidiary, Camping World, Inc. (“Camping World”).  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. (“CWI”).  CWI created a new wholly-owned subsidiary named CWFR Capital Corp., a Delaware corporation (“CWFR”) which is an “unrestricted subsidiary” under the AGHI Notes and the AGI Indenture.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the AGHI Notes.  CWI made an equity capital contribution to CWFR in an equal amount to the capital contribution that CWI received from Camping World.  CWFR used the proceeds from the equity capital contribution to acquire a preferred membership interest in FreedomRoads Holding Company, LLC (“FreedomRoads Holding”), a Minnesota limited liability company owned 90% by The Stephen Adams Living Trust which also indirectly owns 97.4% of the outstanding capital stock of AGHC and indirectly AGI.

The preferred membership interest acquired by CWFR has a face amount of $88.2 million and is entitled to receive a preferred payment from FreedomRoads Holding at 10-7/8% per annum when and as declared by the Board of Governors of FreedomRoads from any source legally available therefor.  Any portion of the preferred payment not paid will accumulate and will be compounded semi-annually until paid.  FreedomRoads Holding may redeem the preferred membership interest upon the payment of $88.2 million plus the accrued and unpaid preferred return to the date of redemption.  FreedomRoads Holding will be required to redeem the preferred membership interest at that same redemption price if there is a sale or reorganization of the membership interests of FreedomRoads Holding or a sale of substantially all of the assets of FreedomRoads Holding.  According to the terms of the preferred membership interest, FreedomRoads Holding cannot make distributions with respect to membership interests other than (a) distributions with respect to the preferred membership interest, (b) distributions for the members’ estimated tax liabilities from earnings of FreedomRoads Holding and (c) distributions in the aggregate not to exceed 50% of the amount of (i) FreedomRoads Holding’s net profit for the period from January 1, 2005 through the end of the fiscal quarter next preceding the distribution date less (ii) the aggregate amount of tax distributions made during the period from January 1, 2005 through the end of the fiscal quarter next preceding the distribution date.  CWFR may not sell, pledge or otherwise transfer the preferred membership interest.  The preferred membership interest does not provide CWFR with any voting rights in FreedomRoads Holding.  The preferred membership interest in FreedomRoads Holding is being carried at cost and will be reviewed periodically for impairment.

(6) RESTRUCTURING CHARGES

During 2003, the Company recorded reserves in connection with a restructuring program primarily within the retail segment.  These reserves include estimates pertaining to employee severance costs.  All severance payments have been paid as of March 31, 2005.

The following table reflects a summary of the severance activity for the three months ended March 31, 2005 and 2004, dollars in thousands.

	Three months ended March 31,
	2005		2004
	# of Employees	Amount	# of Employees	Amount
Opening balance	1	$83	1	$83
Actual terminations	(1)	(83)	—	—
Ending balance	—	$—	1	$83

(7) CONTINGENCIES

From time to time, the Company is involved in litigation arising in the normal course of business operations.

In September 2004, the Company’s subsidiary, CWI, Inc., was sued in California state court by Privacy Rights Clearinghouse and Benjamin Greene in a suit alleging that CWI, Inc. was recording personal identification information from retail customers in violation of certain California statutes.  The plaintiff seeks injunctive relief preventing CWI, Inc. from engaging in any act or practice constituting unfair competition under the statutes and for statutory penalties and damages.  CWI, Inc. has responded to the suit and denied that its practices violate the statutes.  The Company has not recorded a provision for loss as of the date of the accompanying financial statements.  In the opinion of management, the likelihood of a material unfavorable outcome is not probable as of the date of the accompanying consolidated financial statements.

(8) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

In February 2004, the Company issued $200.0 million of 9% Senior Subordinated Notes (“Notes”) due 2012.  The Company’s present restricted subsidiaries have guaranteed, and future restricted subsidiaries will guarantee, the Notes with unconditional guarantees of payment that rank junior in right of payment to their existing and future senior debt, but rank equal in right of payment to their existing and future senior subordinated debt.

CWFR is an “unrestricted subsidiary” under the AGI Indenture, pursuant to which the Notes were issued, and is not a guarantor of the Notes.  All other subsidiaries of AGI are restricted subsidiaries.

All of the Company’s restricted subsidiaries have jointly and severally guaranteed the indebtedness under the Notes.  All of these subsidiaries are owned directly or indirectly 100% by the Company.  Full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Notes.

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the three months ended March 31, 2005 (in thousands).

	AS OF MARCH 31, 2005
	AGI	GUARANTORS	NON- GUARANTOR	ELIMINATIONS	AGI CONSOLIDATED

Cash & cash equivalents	$16,899	$2,431	$—	$—	$19,330
Accounts receivable (net of allowance for doubtful accounts)	201	98,965	—	(75,762)	23,404
Inventories	37	48,823	—	—	48,860
Other current assets	4,762	14,292	—	—	19,054
Total current assets	21,899	164,511	—	(75,762)	110,648

Property and equipment, net	6,049	22,074	—	—	28,123
Intangible assets	9,258	17,057	—	—	26,315
Goodwill	67,584	81,189	—	—	148,773
Investment in subsidiaries	481,357	81,005	—	(562,362)	—
Affiliate note and investments	4,745	—	81,005	—	85,750
Other assets	9,263	(6,527)	—	—	2,736
Total assets	$600,155	$359,309	$81,005	$(638,124)	$402,345

Accounts payable	$68	$19,555	$—	$—	$19,623
Accrued and other liabilities	16,063	23,060	—	—	39,123
Current portion of long-term debt	77,162	276	—	(75,762)	1,676
Current portion of deferred revenue	2,170	57,386	—	—	59,556
Total current liabilities	95,463	100,277	—	(75,762)	119,978

Deferred revenue	2,877	37,623	—	—	40,500
Long-term debt	310,800	1,510	—	—	312,310
Other long-term liabilities	266,220	(261,458)	—	—	4,762
Total liabilities	675,360	(122,048)	—	(75,762)	477,550

Interdivisional equity	—	481,357	81,005	(562,362)	—
Stockholders’ deficit	(75,205)	—	—	—	(75,205)
Total liabilities & stockholders’ deficit	$600,155	$359,309	$81,005	$(638,124)	$402,345

	THREE MONTHS ENDED MARCH 31, 2005
	AGI	GUARANTORS	NON- GUARANTOR	ELIMINATIONS	AGI CONSOLIDATED

Revenue	$761	$107,926	$—	$—	$108,687
Costs applicable to revenues	(2,613)	(63,403)	—	—	(66,016)
Operating expenses	(5,669)	(27,890)	—	—	(33,559)
Interest income (expense), net	(4,345)	(1,675)	—	—	(6,020)
Other non operating income (expenses)	1,543	(1,527)	—	—	16
Income tax benefit (expense)	4,019	(5,229)	—	—	(1,210)
Net income (loss)	$(6,304)	$8,202	$—	$—	$1,898

Cash flows from (used by) operations	$(9,253)	$7,137	$—	$—	$(2,116)
Cash flows (used in) provided by investing activities	(81,584)	(83,180)	(81,005)	162,010	(83,759)
Cash flows (used in) provided by financing activities	82,884	78,762	81,005	(162,010)	80,641
Cash at beginning of year	24,852	(288)	—	—	24,564
Cash at end of period	$16,899	$2,431	$—	$—	$19,330

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of December 31, 2004 (in thousands).

	AS OF DECEMBER 31, 2004
	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED

Cash & cash equivalents	$24,852	$(288)	$—	$24,564
Accounts receivable (net of allowance for doubtful accounts)	173	98,815	(74,760)	24,228
Inventories	55	42,408	—	42,463
Other current assets	5,168	12,830	—	17,998
Total current assets	30,248	153,765	(74,760)	109,253

Property and equipment, net	6,121	21,521	—	27,642
Intangible assets	9,661	18,055	—	27,716
Goodwill	67,584	81,189	—	148,773
Investment in subsidiaries	451,280	—	(451,280)	—
Other assets	13,823	(6,985)	—	6,838
Total assets	$578,717	$267,545	$(526,040)	$320,222

Accounts payable	$422	$16,089	$—	$16,511
Accrued and other liabilities	21,458	22,760	—	44,218
Current portion of long-term debt	76,160	276	(74,760)	1,676
Current portion of deferred revenue	1,245	56,416	—	57,661
Total current liabilities	99,285	95,541	(74,760)	120,066

Deferred revenue	2,908	38,561	—	41,469
Long-term debt	311,150	1,510	—	312,660
Other long-term liabilities	323,482	(319,347)	—	4,135
Total liabilities	736,825	(183,735)	(74,760)	478,330

Interdivisional equity	—	451,280	(451,280)	—
Stockholders’ deficit	(158,108)	—	—	(158,108)
Total liabilities & stockholders’ deficit	$578,717	$267,545	$(526,040)	$320,222

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended March 31, 2004 (in thousands).

	THREE MONTHS ENDED MARCH 31, 2004
	AGI	GUARANTORS	ELIMINATIONS	AGI CONSOLIDATED
Revenue	$996	$100,286	$—	$101,282
Costs applicable to revenues	(3,037)	(60,499)	—	(63,536)
Operating expenses	(4,306)	(23,916)	—	(28,222)
Interest income (expense), net	(2,957)	(2,290)	—	(5,247)
Other non operating income (expenses)	(2,662)	(1,907)	—	(4,569)
Income tax benefit (expense)	4,572	(4,462)	—	110
Net income (loss)	$(7,394)	$7,212	$—	$(182)

Cash flows from (used by) operations	$(3,617)	$12,167	$—	$8,550
Cash flows (used in) provided by investing activities	52	(2,667)	—	(2,615)
Cash flows (used in) provided by financing activities	28,298	(9,558)	—	18,740
Cash at beginning of year	4,849	1,266	—	6,115
Cash at end of period	$29,582	$1,208	$—	$30,790

ITEM 2:

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	3/31/2005	3/31/2004	Inc/(Dec)

REVENUES:
Membership services	29.8%	31.1%	2.9%
Publications	15.8%	17.0%	(0.2)%
Retail	54.4%	51.9%	12.4%
	100.0%	100.0%	7.3%

COSTS APPLICABLE TO REVENUES:
Membership services	18.6%	20.5%	(2.5)%
Publications	10.6%	11.9%	(4.0)%
Retail	31.5%	30.3%	11.3%
	60.7%	62.7%	3.9%

GROSS PROFIT	39.3%	37.3%	13.0%

OPERATING EXPENSES:
Selling, general and administrative	27.5%	24.9%	18.6%
Depreciation and amortization	3.4%	3.0%	21.8%
	30.9%	27.9%	18.9%

INCOME FROM OPERATIONS	8.4%	9.4%	(4.3)%

NON-OPERATING ITEMS:
Interest income	0.2%	0.2%	(6.2)%
Interest expense	(5.7)%	(5.4)%	14.0%
Debt extinguishment expense	—	(4.5)%	(100.0)%
Other non-operating items, net	—	—	(66.0)%
	(5.5)%	(9.7)%	(38.8)%

INCOME (LOSS) BEFORE INCOME TAXES	2.9%	(0.3)%	1164.4%

INCOME TAX (EXPENSE) BENEFIT	(1.2)%	0.1%	1200.0%

NET INCOME (LOSS)	1.7%	(0.2)%	1142.9%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005

Compared With Three Months Ended March 31, 2004

Revenues

Revenues of $108.7 million for the first quarter of 2005 increased by approximately $7.4 million, or 7.3%, from the comparable period in 2004.

Membership services revenues of $32.4 million for the first quarter of 2005 increased by approximately $0.9 million, or 2.9%, from the comparable period in 2004.  This revenue increase was largely attributable to a $1.2 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year warranty products, and a $0.3 million increase in emergency road service revenue due to increased enrollment, partially offset by a $0.3 million reduction in marketing fee income recognized on RV financing products and a $0.3 million reduction in membership services revenue, primarily associated with reduced enrollment in the Coast to Coast Club and Golf Card Club.

Publication revenues of $17.2 million for the first quarter of 2005 remained unchanged from the comparable period in 2004 primarily due to a $1.0 million revenue increase associated with consumer shows acquired through the acquisition of ARU, Inc., (“ARU”) in December 2004, offset by a $0.6 million reduction in revenue from the timing of annual directory shipments and reduced promotion of the atlas, and a $0.4 million revenue reduction due to the disposition of archery-related publication titles in the third quarter of 2004.

Retail revenues of $59.1 million increased $6.5 million, or 12.4%, over the first quarter of 2004.  Store merchandise sales increased $5.7 million over the first quarter of 2004 due to a same store sales increase of $2.3 million or 5.9%, compared to a 13.7% increase in the first quarter of 2004, and a $3.4 million revenue increase from the addition of eight new stores at various times over the past fifteen months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The remaining net increase in retail revenue was attributable to a $0.8 million increase in other installation fees, supplies and services revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $66.0 million for the first quarter of 2005, an increase of $2.5 million, or 3.9%, from the comparable period in 2004.

Membership services costs and expenses of $20.2 million decreased approximately $0.5 million, or 2.5%, from the first quarter of 2004.  This decrease consisted of a $0.6 million decrease in membership services costs, primarily due to reduced marketing and programs expenses of the Coast to Coast Club and Golf Card Club and increased Good Sam Club marketing costs due to the timing of promotions, and a $0.4 million decrease in other marketing expenses, partially offset by a $0.5 million increase in marketing costs and program expenses associated with increased enrollment in the extended vehicle warranty programs.

Publication costs and expenses of $11.5 million for the first quarter of 2005 decreased $0.5 million from the comparable period in 2004 primarily due to a reduction in costs associated with reduced annual directory and atlas sales, and the disposition of archery-related titles in the third quarter of 2004 partially offset by costs attributable to the newly acquired operations of ARU.

Retail costs applicable to revenues increased $3.5 million, or 11.3%, to $34.3 million primarily due to increased store sales.  The retail gross profit margin of 41.9% for the first quarter of 2005 increased from 41.4% from the comparable period in 2004.

Operating Expenses

Selling, general and administrative expenses of $29.9 million for the first quarter of 2005 increased $4.7 million compared to the first quarter of 2004 primarily due to increased retail  selling and general and administrative expenses of approximately $3.5 million consisting of $2.2 million of increased in retail labor, $0.3 million of increased selling expenses, $0.3 million of increased rent expense, $0.7 million of increased training and other retail general and administrative expenses, a $0.9 million increase in deferred executive compensation and a $0.3 million increase in other general and administrative expenses.  Depreciation and amortization expenses of $3.7 million increased approximately $0.6 million over the prior year due primarily to increased depreciation on capital expenditures at Camping World and amortization of intangible costs associated with the issuance of $200.0 million in 9% Senior Subordinated Notes in February 2004.

Income from Operations

Income from operations for the first quarter of 2005 of $9.1 million decreased $0.4 million compared to the first quarter of 2004 primarily due to increased operating expenses of $5.3 million partially offset by increased gross profit for the retail, membership services and publications operations of $3.0 million, $1.4 million and $0.5 million, respectively.

Non-Operating Items

Non-operating items were $6.0 million for the first quarter of 2005, compared to $9.8 million for the same period in 2004.  This $3.8 million decrease was due to a $4.6 million reduction in debt extinguishment expenses associated with the redemption of the AGH senior notes due 2007 partially offset by $0.8 million of additional interest expense from higher loan balances associated with the issuance of $200.0 million in 9% Senior Subordinated Notes in February 2004.

Income before Income Taxes

Income before income taxes for the first quarter of 2005 was $3.1 million, or $3.4 million higher than the first quarter of 2004.  This increase was attributable to a $4.6 million reduction in debt extinguishment expense from the prior period that was only partially offset by $0.8 million of additional interest expense and a $0.4 million decrease in income from operations for the current period.

Income Tax Expense

The Company recognized approximately $1.2 million of income tax expense for the first quarter of 2005 compared to a $0.1 million tax benefit for the first quarter of 2004.  The effective tax rates are higher than statutory rates primarily due to state taxes.

Net Income

Net income in the first quarter of 2005 was $1.9 million compared to a net loss of $0.2 million for the same period in 2004.

Segment Profit

Segment profit of $13.1 million for 2005 (before unallocated depreciation and amortization, general and administrative, interest, debt restructuring, and income tax expense) increased $1.4 million, or 11.7%, for the comparable period in 2004.

Membership services segment profit increased $1.4 million, or 15.1%, to $10.4 million for the first quarter of 2005.  This increase is largely attributable to a $0.8 million increase in profit from the extended warranty program, a $0.7 million increase in profit from the Coast to Coast Club and Golf Card Club, and a $0.6 million increase in profit from emergency road service products, partially offset by a $0.4 million decrease in profit in the Good Sam Club attributable to the timing of marketing promotions and a $0.3 million decrease in profit from RV financing products.

Publication segment profit of $4.4 million for the first quarter of 2005 increased by $0.5 million, or 13.1%, from 2004.  This increase was primarily attributable to the consumer shows in the first quarter of 2005 acquired through the acquisition of ARU in December 2004.

Retail segment loss of $1.7 million for the first quarter of 2005 increased by $0.5 million, or 42.3%, from a loss of $1.2 million in 2004.  The increased segment loss resulted primarily from a $3.5 million increase in gross profit margin offset by a $3.5 million increase in selling, general and administrative expenses and other allocated expenses and a $0.5 million increase in depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit.  The working capital deficit as of March 31, 2005 and December 31, 2004 was $9.3 million and $10.8 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $59.6 million and $57.7 million as of March 31, 2005 and December 31, 2004, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  The Company uses net proceeds from this deferred membership revenue to lower its long-term borrowings.  For the first quarter of 2005 the net cash used in operations was $2.1 million, versus net cash provided by operations of $8.6 million for the first three months of 2004.  This $10.7 million decrease in net cash provided by operations was primarily the result of an increase in interest paid primarily associated with the issuance of $200.0 million in 9% Senior Subordinated Notes in February 2004, and a reduction in the growth of accounts payable due to the timing of payments to achieve incremental product discounts.  Management believes that funds generated by operations together with available borrowings under the Company’s revolving credit line will be sufficient to meet all of the Company’s debt service requirements and capital requirements over the next twelve months.

Contractual Obligations and Commercial Commitments

The following table reflects the Company’s contractual obligations and commercial commitments at March 31, 2005, in thousands.

	Payments Due by Period
(in thousands)	Total	Balance of 2005	2006 and 2007	2008 and 2009	Thereafter

Long-term debt	$313,986	$1,326	$3,463	$108,971	$200,226
Operating lease obligations	137,670	9,638	22,004	16,986	89,042
Deferred compensation	5,263	564	1,554	2,596	549
Standby and commercial letters of credit	7,322	6,872	450	—	—
Grand total	$464,241	$18,400	$27,471	$128,553	$289,817

On June 24, 2003, the Company entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the AGI Senior Credit Facility).  The AGI Senior Credit Facility provides for a revolving credit facility of $35.0 million and term loans (“Term B1 and Term B2 loans”) in the aggregate of $140.0 million.  Proceeds from the AGI Senior Credit Facility were used to refinance the existing senior secured indebtedness, pay a dividend of $13.7 million to the Company’s ultimate parent AGI Holding Corp. and redeem $30.0 million principal amount of the AGH Notes at 103.667% of par in 2003.  As of March 31, 2005, $32.1 million and $80.1 million were outstanding under the Term B1 and Term B2 loans, respectively.  No borrowings were outstanding on the revolving credit facility as of March 31, 2005.  Reborrowings under the term loans are not permitted.  The interest on borrowings under the AGI Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 3.50% over the stated rates.  As of March 31, 2005, the average interest rate on the term loans was 5.82%, and permitted borrowings under the undrawn revolving facility were $27.7 million.  The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $350,000.  The revolving credit facility matures on June 24, 2008, and the Term B1 and Term B2 loans mature on June 24, 2009.  The funds available under the AGI Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of March 31, 2005, the Company had letters of credit in the aggregate amount of $7.3 million outstanding.  The AGI Senior Credit Facility is secured by virtually all of the Company’s assets and a pledge of the Company’s stock and the stock of the Company’s subsidiaries.

In February 2004, the Company issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (the “Notes”).  Interest is payable on the Notes twice a year on each February 15 and August 15, beginning August 15, 2004, and the Notes mature on February 15, 2012.  The Company completed a registered exchange of the Notes under the Securities Act of 1933 in August 2004.  The proceeds from the sale of the Notes were used to fund the tender offer and defeasance of the remaining $100.0 million outstanding principal amount of the AGH Notes, prepay $25.0 million of the Term B1 and Term B2 loans under the AGI Senior Credit Facility, pay a $60.0 million dividend distribution, create a $15.0 million segregated cash account, pay certain prepayment and transaction costs and for general corporate purposes.  The amount held in this segregated account, including any earnings thereon, was available to pay stockholder dividends upon satisfaction of a leverage test specified in the AGI Senior Credit Facility.  In August and November of 2004, the Company satisfied the specific leverage test and paid $3.6 million and $11.5 million in dividends, respectively.  The segregated account replenishment requirement has been permanently eliminated.

In November 2004, the Company amended the AGI Senior Credit Facility dated June 24, 2003.  The interest rates on the Term B1 and Term B2 loans were reduced by 1.00%.  The applicable interest margin was reduced from 4.00% to 3.00% and 3.00% to 2.00% for the LIBOR and Prime Rate loans, respectively.

The AGI Indenture pursuant to which the Notes were issued and the AGI Senior Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at March 31, 2005.

For the three months ended March 31, 2005, the Company incurred $0.9 million of deferred executive compensation expense under the phantom stock agreements and made payments of $0.9 million on mature phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next seven years.  Phantom stock payments of $0.6 million are scheduled to be made over the remainder of the calendar year.

Capital expenditures for the first three months of 2005 totaling $2.8 million increased $0.2 million from the first three months of 2004.  Additional capital expenditures of $11.9 million are anticipated for the balance of 2005, primarily for new Camping World stores and equipment, information technology and database enhancements, computer hardware upgrades and replacements, a distribution center expansion, and computer software upgrades and enhancements.

CRITICAL ACCOUNTING POLICIES

General

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to membership programs and incentives, bad debts, inventories, intangible assets, employee health insurance benefits, income taxes, restructuring, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Revenue Recognition

Merchandise revenue is recognized when products are sold in the retail stores, shipped for mail and internet orders, or when services are provided to customers. Publication advertising and newsstand sales, net of estimated provision for returns, are recorded at time of delivery.  Subscription sales of publications are deferred and recognized over the lives of the subscriptions.  Revenues from the emergency road service program (“ERS”) are deferred and recognized over the life of the membership.  ERS claim expenses are recognized when incurred.  Advances on third party credit card fee revenues are deferred and recognized based primarily on a percentage of credit card receivables held by third parties.  Membership revenue is generated from annual, multi-year and lifetime memberships.  The revenue and expenses associated with these memberships are deferred and amortized over the membership period.  For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit.  Renewal expenses are expensed at the time related materials are mailed.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.

Accounts Receivable

The Company estimates the collectability of its trade receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer.  Changes in required reserves have been recorded in recent periods and may occur in the future due to the market environment.

Inventory

The Company states inventories at the lower of cost or market.  In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare that with the current or committed inventory levels.  The Company has recorded changes in required reserves in recent periods due to changes in strategic direction, such as discontinuances of product lines as well as changes in market conditions due to changes in demand requirements.  It is possible that changes in required inventory reserves may continue to occur in the future due to the market conditions.

Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from one to twenty-three years.

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  The Company determined there were no indicators of impairment of long-lived assets as of December 31, 2004 or March 31, 2005.

The Company has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization.  The Company determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary.  The finite-lived purchased intangible assets consist of membership customer lists, resort and golf course agreements, non-compete and deferred consulting agreements and deferred financing costs which have weighted average useful lives of approximately 6 years, 23 years, 15 years and 7 years, respectively.

Indefinite Lived Intangible Assets

The Company evaluates indefinite lived intangible assets for impairment at least annually or when events indicate that an impairment exists in accordance with SFAS No. 142.  The impairment test for goodwill and other indefinite-lived intangible assets is calculated annually using fair value measurement techniques.

Determining the fair value of a reporting unit and the fair value of individual assets and liabilities of a reporting unit is judgmental in nature and often involves the use of significant estimates and assumptions.  These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge.  The Company’s estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, determination of market comparables, technological change, economic conditions or changes to the Company’s business operations.  Such changes may result in impairment charges recorded in future periods.

The fair value of the Company’s reporting units is annually determined using a combination of the income approach and the market approach.  Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows.  Future cash flows are estimated by the Company under the market approach, fair value is estimated based on market multiples of revenue or earnings for comparable companies.

Based on the results of the annual impairment tests, the Company determined that no impairment of goodwill existed as of December 31, 2004.  However, future goodwill impairment tests could result in a charge to earnings.  The Company will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

Restructuring

The Company recorded reserves in connection with the restructuring program primarily within the retail segment.  These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from the Company’s actions.  Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Refer to the disclosure in our 2004 Annual Report on Form 10-K.  The Company does not believe that the risk it faces related to interest rate changes is materially different than it was at the date of the Annual Report.

Credit Risks

Refer to the disclosure in our 2004 Annual Report on Form 10-K.  The Company does not believe that the risk it faces related to credit risk is materially different than it was at the date of the Annual Report.

ITEM 4: CONTROL AND PROCEDURES

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-14 under the Securities Exchange Act of 1934.  Based upon that evaluation, the President and Chief Executive Officer along with the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION

None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP, INC.

/s/ Thomas F. Wolfe
Date: May 4, 2005	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer