Form 10-K
period 2005-12-31
AFFINITY GROUP INC
filed 2006-03-03
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number     333-113982

AFFINITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive Ventura, CA 93001	(805) 667-4100
(Address of principal executive offices)	(Registrant’s telephone number including area code.)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

9% Senior Subordinated Notes Due 2012

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES  ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES  ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Accelerated filer ☐   Large accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 3, 2006
Common stock, $.001 par value	2,000

PART I

ITEM 1: BUSINESS

General

Except where the context indicates otherwise, the term “Company,” or “AGI” means Affinity Group, Inc. and its predecessors and subsidiaries.

We are a wholly-owned subsidiary of Affinity Group Holding, Inc., a privately-owned corporation.  We are a member-based direct marketing organization targeting North American recreational vehicle (“RV”) owners and outdoor enthusiasts.  Our club members form a receptive audience to which we sell products, services, merchandise and publications targeted to their specific recreational interests.  In addition, we are a specialty retailer of RV-related products.  We operate through three principal lines of business, consisting of (i) club memberships and related products and services, (ii) subscription magazines and other publications including directories, and (iii) specialty merchandise sold primarily through our 44 Camping World retail stores, mail order catalogs and the Internet.

There are approximately 1.8 million dues paying members enrolled in our clubs.  We currently have approximately 5.7 million in aggregate circulation and 1.0 million paid circulation across our 37 publications.  For the year ended December 31, 2005, our revenue, operating income and net income were $485.6 million, $42.7 million and $10.7 million, respectively.

Competitive Strengths

We believe that our key competitive strengths are as follows:

Stable, Recurring Cash Flow Stream - Approximately 85% of our operating income, net of non-cash charges, is generated through our membership club, subscription-based products and services and publications businesses, which historically have provided a recurring income stream through a core base of customers. Our four membership clubs have a historical average renewal rate of 66%, which we believe compares favorably to other subscription-based businesses. Similarly, our subscription-based products and services have historically also experienced high renewal rates, averaging over 85% over the past four years for our largest product and service offerings, Emergency Road Service (“ERS”), RV vehicle insurance and extended warranty.

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

We believe our significant size relative to our competition is a meaningful advantage that provides us greater leverage to negotiate benefits and discounts with third-party service providers for our members and consequently enhances the value of our product and service offerings.  Additionally, these negotiating and pricing advantages allow us to increase membership dues without risking the loss of members, who are compensated by additional savings.  These advantages compound as new customers are drawn to the higher savings earned by our club members.  Our 1.8 million club members and the 7.6 million consumers in our proprietary database serve as a unique, captive audience for direct marketing, which significantly lowers customer acquisition costs relative to our competitors and facilitates cost-effective cross-selling.

Largely Recession Resistant - We believe the characteristics of our business mitigate the effects of economic downturns on our operating performance.  While the sale of new RVs is generally influenced by economic conditions, our financial performance has historically shown little correlation to changes in the Gross Domestic Product, gas prices or even new RV shipments.  We believe this is partially due to the small cost of our products and services relative to the cost of purchasing an RV and the fact that our clubs provide average annual savings in excess of the annual dues.  We market our clubs, products and services to a sizable existing installed base of 7.9 million RV owners, which affords us the ability to continue to attract new customers irrespective of new RV sales.  We believe RV owners may be more likely to take vacations utilizing RVs during an economic downturn, because they are generally less expensive than vacations necessitating plane or train travel and hotel accommodations, which would drive increased sales of our products.

Favorable Demographic Trends - Favorable demographic trends, in particular the aging of the “baby boomers,” indicate that RV ownership should increase during the next five years.  Overall RV ownership rates have historically been highest, with 10% penetration, in the 55-64 age bracket, an age group that is expected to grow 20.1% by 2010, according to the National Survey of the RV Consumer by the University of Michigan in 2005 (the “RV Survey”).  Furthermore, the 45-54 age bracket, which maintains the second highest ownership rate of RVs, is expected to grow 6.3% by 2010.  The growth in these age groups is expected to generate dramatic growth in the pool of potential RV consumers.  Also, according to the RV Survey, this age group shift will drive the number of households that own at least one RV from 7.9 million in 2005 to 8.5 million in 2010. In addition, RV owners have household incomes that generally exceed the national average.  These demographics are attractive for advertisers and third-party providers of products and services.

Experienced and Incentivized Management Team - Our executive management team has extensive publishing, direct marketing and retail experience with significant expertise in the RV industry. With an average of 14 years with us, the team has developed substantial experience in increasing our target customer base, using strategic alliances to bolster product offerings that create value for our customers and increasing cross-selling opportunities for our high margin product offerings. Our consistent operating performance, to a great extent, is attributable to our senior managers who are responsible for developing and implementing our business strategy and focusing on increasing profitability. Our executive management team is compensated both through an annual salary and through a management incentive program that is directly tied to our financial performance.

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

Maximize Customer Retention with Value-Added Product Offerings - A key aspect of our strategy is to develop strong membership loyalty by providing an attractive value proposition for club members and offering add-on products specifically targeted to meet their needs as reflected by our strong customer renewal rates. Each of our four membership clubs provides our customers with tangible savings over and above the membership fee.  On average, club members realize savings five times greater than the cost of their annual membership dues as the result of being able to purchase products and services at discounts made available through our clubs.  We believe that the participation levels and renewal rates of club members reflect the benefits derived from their membership.  As such, in order to maximize customer renewal rates, we constantly evaluate member satisfaction and actively respond to changing member preferences through the enhancement or introduction of new membership benefits including products and services.

Efficiently Acquire New Customers - We believe efficient customer acquisition and a sizeable database population are critical to driving our growth and profitability.  Camping World and its discount buyer’s club, President’s Club, together, account for approximately 40% of our new customer database entries.  In addition to being a highly valuable customer loyalty program, President’s Club allows us to capture specific information about each customer including RV type and usage, as well as information on the customer’s age, income, net worth and interests, while adding virtually no incremental customer acquisition costs.  We are able to customize our direct marketing offers based upon our customers’ profiles.  Other methods of customer acquisition include purchasing lists from data providers and placing our publications at campgrounds and dealerships. We then manage our database and target our offers to the customers most likely to purchase more than one of our product offerings.

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

Expand Niche Recreational Publications - We believe aggregate circulation of our magazines is an important factor in determining the amount of revenue we can obtain from advertisers.  Consequently, we seek to expand our presence as a publisher in select recreational niches through the introduction of new magazine titles and the acquisition of other publications or businesses in our markets or in complementary recreational market niches.  Publications in complementary niches may also provide the opportunity to launch new membership clubs, to market our products and services to new customers and to develop other products and services, which meet the special needs of these customers.  For example, our acquisition of the publishing assets of Nordskog Publications, Inc. in May 2005 allowed us to expand our presence in the recreational boat market niche.  In addition, we acquired 18 consumer outdoor recreation shows over the past two years which provide an expanded face-to-face forum for acquiring new customers.

Increase Camping World Penetration - We intend to continue the controlled expansion of our Camping World supercenter network by developing Camping World stores alongside or within independent RV dealerships, including RV dealerships owned and operated by our affiliates, which provides a competitive advantage by creating a means of increasing retail customer traffic.  In 2005 we opened five new Camping World stores, and in 2006 we intend to open seven new Camping World stores as a part of our dealer alliance program.  In addition to generating increased cash flows from the sale of merchandise, a larger network of geographically diverse Camping World stores will enhance our ability to market our portfolio of membership clubs, publications and product and service offerings to a significantly larger customer base.

RV Industry

The use of RVs and the demand for club memberships and related products and services may be influenced by a number of factors including general economic conditions, the availability and price of propane and gasoline, and the total number of RVs.  We believe that both the installed base of RVs and the type of RV owned (full service vehicles excluding van conversions) are the most important factors affecting the demand for our membership clubs, merchandise, products and services.  Based on the RV Survey, the number of households owning RVs is projected to increase from 7.9 million in 2005 to nearly 8.5 million in 2010.  The RV Survey also indicates that the percentage of households owning RVs during this period will rise slightly from 8.0% to 8.2%.

According to the RV Survey, the average RV owner is 49 years old.  RV ownership also increases with age reaching its highest percentage level among those 55 to 64 years old.  Households in this age group are projected to increase from 18.2 million in 2005 to 21.6 million in 2010.  RV ownership also is concentrated in the western United States, an area in which the population growth rate continues to be greater than the national average.  The RV Survey also indicates that RV ownership is associated with higher than average annual household income, which among RV owners was approximately $68,000 per annum as compared to the national average of $43,000 per annum.

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

The following table sets forth the number of members at December 31, 2005, annual membership dues and average annual renewal rates during the period of 2001 to 2005 for each club:

Membership Club	Number of Members atDecember 31, 2005 (1)	Annual Fee (2)	Average Renewal Rate (3)

Good Sam Club	984,100	$12 - $25	66%
President’s Club	643,100	$15 - $20	66%
Coast to Coast Club	85,200	$90 - $140	70%
Golf Card Club	57,800	$49 - $65	57%

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

Good Sam Club

The Good Sam Club, founded in 1966, is a membership organization for RV owners.  The Good Sam Club is the largest RV organization worldwide with approximately 984,100 member families.  As of December 31, 2005, there were 1,800 local chapters throughout the United States and Canada.  The average renewal rate for Good Sam Club members was approximately 66% during the period 2001 through 2005.

The Good Sam Club is widely recognized as an essential part of the RV ownership experience.  By delivering value to members through information, support and benefits, including 10% discounts at

1,580 RV parks across the U.S. and Canada, members save money, come together to share experiences and more thoroughly enjoy RVing.  Other benefits include discounts on the purchase of RV supplies and accessories at select RV service centers; an annual subscription to Highways, the club’s regular news magazine; discounts on our other publications; trip routing and mail-forwarding; and access to products and services developed for club members.  Based on typical usage patterns, we estimate that Good Sam Club members realize estimated annual savings from discounts of approximately $91.

The Good Sam Club establishes quality standards for RV parks and campgrounds participating in its discount program.  Campgrounds and parks participating in the Good Sam Club program benefit from increased occupancy and sales of camping-related products.  We believe that we have established considerable penetration of those for-profit RV parks and campgrounds that meet our quality standards for participation in the discount program.  We monitor our affiliated campgrounds and remove substandard facilities from our program to ensure that our brand image and reputation are not diluted.

In 1992, the Good Sam Club began selling lifetime memberships.  In 2005, the average price for a life membership was $245 with 136,100 members registered as of December 31, 2005.  Based on an actuarial analysis of the life members, we expect the average length of a lifetime membership to be 18 years.

The following table lists the number of club members and RV parks and campgrounds from 2001 through 2005 at which discounts for members were available at December 31st of the respective year:

	2005	2004	2003	2002	2001
Number of Good Sam memberships	984,100	971,000	958,000	960,600	946,800
Lifetime members included above	136,100	131,900	127,700	121,400	119,000
Number of RV campgrounds offering discounts to Good Sam members	1,580	1,750	1,750	1,650	1,650

President’s Club

The President’s Club program, which was established in 1986, is the discount buyer’s club for Camping World and the second largest RV club worldwide (behind only our Good Sam Club).  As of December 31, 2005, the President’s Club had 643,100 members.  The primary benefit offered to members of the President’s Club is a 10% discount on all retail merchandise at Camping World stores.  The President’s Club offers us an extremely cost effective and powerful method of acquiring customers who are likely to be receptive to our product and service offerings.  We use the significant amount of information gathered when a customer signs up for membership in the President’s Club to tailor product offers to his or her likely needs and interests.  Additionally, we believe that the President’s Club, much like a traditional customer loyalty program, serves to bolster sales at our Camping World supercenters.

In addition to the 10% discount at Camping World stores, President’s Club members also receive RV View, the club magazine, as well as special mailings, including newsletters and flyers offering selected products and services at special prices.  Typically, we use the President’s Club brand in the marketing of our products and services to these customers.

President’s Club memberships may initially be obtained for one, two or three years at a cost of $20, $35 or $50, respectively.  We estimate that the average President’s Club member realizes annual savings of approximately $43.  The average renewal rate for members of the President’s Club was 66% during the period from 2001 to 2005.

The following table sets forth the number of President’s Club members and number of retail stores at year-end for 2001 through 2005:

	2005	2004	2003	2002	2001
Camping World’s President’s Club memberships	643,100	596,700	598,200	626,000	596,500
Number of stores	44	39	33	30	30

Coast to Coast Club

The Coast to Coast Club operates a long-established reciprocal use network of private RV resorts in North America.  We offer a series of membership benefits depending upon pricing and program type under the Coast to Coast Club name.  Members of the Coast to Coast Club belong to a private RV resort owned and operated by parties unrelated to us.  Our club members may use the other resorts in the Coast to Coast Club network on a reservation or space available basis and obtain discounts from other non-private campgrounds.  At December 31, 2005, there were approximately 85,200 member families in the Coast to Coast Club which had nationwide access to approximately 301 private RV resorts and a network of approximately 225 public affiliated campgrounds that participated in the Coast to Coast Club reciprocal use programs.  These private resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins, park models, and condominiums.  For an initial membership fee plus annual maintenance fees, both paid by the customer to the resort, the private resorts provide an RV site with water, sewer and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities.  We have established quality criteria for resorts to join and remain in the Coast to Coast Club networks.

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

We believe that resorts participating in the Coast to Coast Club networks view access to reciprocating member resorts as an incentive for their customers to join their resort.  Because a majority of Coast to Coast Club members own RVs, access to participating resorts throughout North America can be an important complement to local resort membership.  Based on typical use patterns, we estimate that Coast to Coast Club members realize estimated annual savings from these discounts of approximately $131.  The average annual renewal rate for members of the Coast to Coast Club after the initial one-year membership (which is generally paid by the member resort not the club member) was approximately 70% during the period 2001 through 2005.

The following table sets forth the number of members in the Coast to Coast Club, resorts participating in the reciprocal use program, and the number of public resorts extending discounts to Coast to Coast Club members for 2001 through 2005:

	2005	2004	2003	2002	2001
Number of Coast to Coast Club memberships	85,200	98,700	117,300	139,800	157,200
Participating private resorts	301	309	329	383	360
Participating public resorts	225	176	220	572	624

The reduction in the number of participating public resorts in the Coast to Coast Club reciprocal use program prior to 2005 resulted primarily from the operational changes in the system which were implemented by the Coast to Coast Club during 2003 to improve the quality of the system for Coast to Coast Club members.  By raising the overall quality of the parks in our system, we have been able to attract more quality public resorts to our network in 2005.

Golf Card Club

The Golf Card Club, founded in 1974, had approximately 57,800 members at December 31, 2005.  The major attraction for membership is the financial savings which members receive when playing at any of the 3,600 participating golf courses located throughout the US and Canada. The annual membership fee varies with the length and type (single or double) of membership.  We believe that the participating golf courses providing playing privileges to club members represent the largest number of golf courses participating in a discount program in North America.  None of the participating golf courses are owned or operated by us.

Golf Card Club members receive a variety of benefits, including:  a minimum of two rounds annually of free or discounted golf at participating golf courses; discounted vacation packages at 175 “Stay and Play” resorts; discounts on golf practice at 63 driving ranges; savings on golf merchandise purchases at select member golf courses; car rental discounts from National and Alamo; an annual subscription to the Golf Traveler member publication, published three times per year in print and twelve times electronically; the annual directory listing participating golf courses and resorts; chances to win free golf merchandise in quarterly member giveaways; access to 110 local Grasshopper Clubs for tournaments and social activities; an opportunity to play in member-guest tournaments; an opportunity to test (and keep) select golf products; a chance to win a free golf lesson from a participating Golf Card pro; and access to the club web site (www.golfcard.com) including member-only features such as handicap tracking, course reviews, and trip routing.

Municipal, daily-fee, semi-private, and resort golf courses participate in the Golf Card program.  The program is attractive to participating courses because it builds traffic and helps fill empty tee times during off-peak hours.  In addition, participating courses receive promotion of their golf course in the Golf Traveler member publication, the Annual Directory, and the club website.  Members also purchase other merchandise or services when exercising their playing privileges.  In this manner, Golf Card members tend to provide incremental revenue to the golf courses.  Based on surveys conducted by us, members realize savings on green fees, ranging from $150 to $250 annually, which significantly exceed the cost of membership.

The standard annual membership fee is $59 for a single membership and $99 for a twosome membership.  Multi-year memberships range from a single two-year membership for $118, to a three-year twosome membership for $267.  The average renewal rate for Golf Card Club members was approximately 57% for the period from 2001 to 2005.

The following table sets forth the number of Golf Card Club members, participating golf courses and “Stay and Play” resorts at December 31st of each respective year:

	2005	2004	2003	2002	2001
Number of Golf Card Club memberships (1)	57,800	67,200	77,400	79,400	82,300
Number of Participating Golf Courses	3,600	3,650	3,800	3,800	3,300
Number of “Stay and Play” Golf Resorts	175	200	220	225	241

(1)  A single membership counts as one member and a double membership as two members.

Membership Products and Services

Our approximately 1.8 million club members form a receptive audience to which we sell products and services targeted to the recreational interests of our club members.  We promote products and services which either address special needs arising in the activities of our club members or appeal generally to persons with the demographic characteristics of our club members.  The two most established products are the emergency road service (“ERS”) and the vehicle insurance programs.  Most of our products and services are provided by third parties who pay us a marketing fee, with the exception of ERS where we assume the risk of incurred claims.  We believe it is important to target the diversified market niches with identifiable products that offer a full range of benefits.  We currently market these products through direct mail, advertising in publications, campground directories, space ads, Internet, telemarketing and direct sales.

Emergency Road Service

We promote various ERS products to our existing membership clubs, as well as to non-club members.  The ERS programs provide towing and roadside assistance for subscribers with annual dues ranging from $79.95 to $99.95.  We developed ERS initially for Good Sam members in 1984, and 31% of the Good Sam Club membership is currently enrolled in the Good Sam ERS program.

The table below sets forth the total enrollment in the various ERS programs for 2001 through 2005:

	2005	2004	2003	2002	2001
ERS Enrollment	369,900	360,900	354,400	348,400	345,100

For the eighth year in a row, enrollment in the various ERS programs has grown through promotional and marketing efforts which have attracted new members and improved renewal rates.  Combined enrollment in the programs has increased by 24,800 members or approximately 7.2% since 2001.

Vehicle Insurance Programs

We offer two vehicle insurance programs that offer cost-effective collision and liability insurance suitable to the demographic characteristics and vehicle usage patterns of our various club members.  Both the Vehicle Insurance Program (“VIP”) and the Motor Vehicle Program (“MVP”) are marketed to various segments of the customer database.  For 2005, the two programs had approximately 205,800 policyholders, which represented a 13.7%, 6.4%, and 2.8% penetration, respectively, of the Good Sam Club, the President’s Club and the Coast to Coast Club.  During the period 2001 to 2005, the average renewal rate of members participating in these insurance programs was 91%.  Our marketing fee revenue is based on the amount of written premiums and the insurance provider assumes all claim risks.

The following sets forth the total number of policies in force, the dollar amount of written premiums paid to insurance providers, and the marketing fees generated for 2001 through 2005:

	2005	2004	2003	2002	2001
Total policies in force	205,800	208,000	213,400	230,600	234,600
Written premiums paid to insurance providers (millions)	$251	$253	$254	$249	$240
Marketing fees (millions)	$20	$20	$20	$19	$18

Other Products and Services

Other products and services marketed to club members include extended vehicle warranties, vehicle financing, credit cards, supplemental health and life insurance, and financial services.  Most of these services are provided to club members by third parties who pay us a marketing fee.

In 1996, we launched the Continued Service Plan, a private label extended vehicle warranty program for RVs.  Total net revenue for 2005 increased 29% over 2004, to a total of $20.5 million.  The program had 34,105 policies in force as of December 31, 2005.  Sales of new policies were derived from direct mail marketing, print ads in our magazines, Internet and e-mail solicitations, and retail kiosks in Camping World stores.  Policy renewals represented 42% of the total sales in 2005.

The RV financing program is administered by GEMB Lending Inc., a subsidiary of GE Money Bank.  The number of GEMB RV loans to our club members decreased by 64% from 2004 to 2005.  The decrease in loans can be directly attributed to the current rising interest rate environment and the fact that most RV loans outstanding have already been refinanced at the current lower rate.

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

The following chart sets forth the circulation and frequency of our publications:

Publication	2005 Circulation	Issues Published Annually
PAID CIRCULATION MAGAZINES (1)
American Rider	60,111	6
ATV Sport	48,557	10
Bass & Walleye Boats	65,351	9
Camping Life	84,617	7
MotorHome	143,198	12
Powerboat	25,299	11
Rider	125,458	12
SnowGoer	64,810	7
Snow Week	19,582	14
Trailer Boats	100,037	11
Trailer Life	271,059	12
CONTROLLED CIRCULATION-Business (2)
Boating Industry	23,520	10
Campground Management	14,317	12
PowerSports Business	11,046	16
PowerSports Business Directory/Market Data Book	13,358	1
RV Business	18,008	12
CONTROLLED CIRCULATION-Consumer (3)
ATV Magazine	237,616	6
Cruising Rider	76,992	6
Snowmobile	475,490	1
Watercraft World	74,259	6
FREE DISTRIBUTION (4)
Thunder Press- North	33,512	12
Thunder Press- East	27,445	12
Thunder Press- West	51,481	12
Woodall’s Specials	45,000	1
Woodall’s Regional News Tabloids	92,703	12
ANNUALS (1)
Trailer Life Campground/RV Park & Services Directory	256,410	1
Trailer Life’s RV Buyers Guide	107,045	1
Towing Guide	668,400	1
Ultimate Snowmobile Buyers Guide	153,912	1
Woodall’s Buyer’s Guide	56,220	1
Woodall’s Campground Directory	317,278	1
Woodall’s Tenting Directory	30,496	1
Woodall’s Go & Rent Rent & Go (4)	102,000	1
CLUB MAGAZINES (6)
Coast to Coast Magazine	114,196	8
Golf Traveler (7)	58,329	4
Highways	948,395	11
RV View	612,236	4

(1)         Paid circulation, may include supplemental qualified controlled circulation.

(2)         Trade publication distributed to industry-specific groups.

(3)         Qualified and limited paid circulation.

(4)         Includes limited paid circulation.

(5)         Distribution to RV outlets, including campgrounds and dealerships.

(6)         Limited to club members and promotional copies.  The price is included in the membership fee.

(7)         Only one magazine is issued when two members are from the same household.

Paid Circulation Magazines

American Rider, introduced in November 1993, is targeted to owners and operators of Harley-Davidson motorcycles.

ATV Sport was introduced in May 1998 and targets recreational and racing sport quad riders.

Bass and Walleye Boats is dedicated to freshwater fishing boat owners who demand top performance from their boats, engines and accessories.

Camping Life appeals to family-style campers and other outdoor enthusiasts with articles about destinations, products and activities to enhance their outdoor lifestyles.

MotorHome is a monthly periodical for owners and prospective buyers of motorhomes which has been published since 1968 and features articles on subjects such as product tests, travel and tourist attractions.

Powerboat is a leading performance boating magazine which was founded in 1968 and acquired by us in 2005.  This magazine focuses on performance boats, engines, as well as race coverage. The magazine is well known for its “Performance Trials,” regarded as one of the industry’s most comprehensive and authoritative testing programs while boasting some of the marine industry’s finest photography and writing.

Rider is a monthly magazine for motorcycle touring enthusiasts and has been published since 1974.  Each issue focuses on motorcycles, personalities, technical subjects, travel notes and other features of interest to this recreational affinity group.

SnowGoer is designed for highly active snowmobiling participants and provides detailed equipment and product critiques, and maintenance tips.

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

Controlled Circulation Magazines- Business

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

Woodall’s Specials are annual publications geared around specific events, such as the beginning of the camping season and the beginning of the snowbird season.  Its editorial content is aimed at seasonal events and the ads are largely from regional campgrounds.

Woodall’s Regional News Tabloids publications are designed to appeal to the prospective or first time RV owner. Stories in these publications cover area campgrounds and RV dealerships, as well as new vehicles on the market and new products within the industry. The publications are primarily distributed at campgrounds and RV parks, as well as at RV shows and state welcome centers.

Annual Publications

Trailer Life Campground/ RV Park & Services Directory, initially published in 1972, is an annually updated directory which provides information on and ratings for approximately 12,000 public and private campgrounds, approximately 800 RV service centers, and almost 800 tourist attractions in North America along with color maps of the areas covered.  The publication features Good Sam Parks that offer discounts on overnight camping fees to our club members.  This directory is sold primarily by direct mail to Good Sam Club members, at RV dealerships and in bookstores.  In 2000, we began issuing a version of the directory on CD-ROM.

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

Consumer Shows

We currently operate 18 consumer outdoor recreation shows primarily focused on RV and powersports markets.  Three of the shows were acquired with the purchase of ARU, Inc. in 2004 and twelve were acquired from Royal Productions, Inc. in December 2005.  These shows provide us with the opportunity to reach new customers and interact with them on a face-to-face basis.  Revenues are recognized from the sale of exhibitor booth space and admission fees.

Retail

Camping World Supercenters

Camping World is a national specialty retailer of merchandise and services for RV owners.  With the opening of our two newest Camping World supercenters in the fourth quarter of 2005, we currently operate 44 Camping World retail locations in 24 states.  These stores accounted for approximately 74% of the 2005 total retail revenue in merchandise revenues, while approximately 16% were derived from catalog and Internet sales and approximately 10% were derived from non-merchandise revenues such as shop fees, and supplies.

In the RV accessory industry, we believe that Camping World has a high level of name recognition, an effective triple channel distribution strategy (store, catalog, and Internet), and a commitment to offer a broad selection of specialized RV products and services at competitive prices combined with technical assistance and on-site installation.  Camping World’s supercenters offer approximately 8,000 SKUs, most of which are not regularly available in general merchandise stores.  The Camping World supercenters also provide installation and repair services for RV products, which are not available at general merchandise stores.  Products sold by Camping World include specialty-sized refrigerators, housewares and other appliances, bedding and furniture, generators and hydraulic leveling systems, awnings, folding boats, chairs, ladders, cleaning and maintenance products, bicycles, hitch-towing, sanitation products, automotive electronics and lifestyle products.  Many Camping World stores feature resource centers, staffed with licensed insurance agents who market such products and services as vehicle insurance, extended warranty and ERS.  Camping World’s supercenters are designed to provide one-stop shopping by combining broad product selection, technical assistance and on-site installation services.  We strategically locate Camping World supercenters in areas where many RV owners live, along major Interstates, and/or in proximity to destinations frequented by RV users.

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

The retail supercenters are periodically reset to enhance the customers shopping experience as well as to maximize merchandise category offerings.  New products and services are introduced in order to keep pace with the advances of the RV industry and to satisfy our customers’ needs.  Customers take advantage of the state-of-the art performance centers staffed with expert RV technical consultants and equipped with demonstrable merchandise to assist in educating customers about RV performance products.  The resource centers provide an opportunity to promote service offerings in a more interactive and consultative selling environment.  They are staffed with professionals marketing insurance products, extended warranties, roadside service, club memberships, and RV financing, which product offerings add to the depth of services that Camping World customers have become accustomed to receiving at our supercenters.  Finally, store dress, promotional signage and directional signage are periodically refreshed to further enhance our customers’ shopping experience at Camping World’s supercenters.

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

Camping World intends to continue the controlled expansion of their supercenter store network while at the same time develop dealer partnerships across North America.  We plan to establish additional Camping World stores alongside or within existing RV dealerships.  This marketing strategy will provide an expanded number of customers with access to the vast array of products and services that we offer and generate traffic for our dealer partners by marketing locally, regionally and nationally our extensive parts and accessories business.  Currently we operate 25 Camping World stores alongside or within RV dealerships, including 17 Camping World stores that are part of our dealer alliance program.  Of the Camping World stores that are part of our dealer alliance program, 14 are located within dealerships indirectly owned or operated by FreedomRoads, LLC, (“FreedomRoads”).  FreedomRoads is indirectly owned and controlled by Stephen Adams, our Chairman.

Mail Order Operations and Internet

Camping World initiated its catalog operations in 1967.  Camping World currently has a proprietary mailing list of approximately 2.4 million RV owners, all of whom have made a purchase or requested a catalog from Camping World within the prior 60 months.  Camping World maintains a database of these names, which includes information such as order frequency, size of order, date of most recent order and type of merchandise purchased.  Camping World analyzes its database to determine those customers most likely to order from Camping World’s catalogs.  As a result, Camping World is able to target catalog mailings more effectively than direct marketers of catalogs offering general merchandise.  Camping World continually expands its proprietary mailing list through in-store subscriptions and requests for catalogs in response to advertisements in regional publications directed to RV owners.  In addition, Camping World rents mailing lists of RV owners from third parties.

During 2005, Camping World distributed 7.1 million catalogs, 5.9 million of which were mailed in twelve separate mailings, and the remaining 1.2 million catalogs were distributed in supercenters, at campgrounds and other RV locations, and as package inserts.  During the same period, Camping World processed approximately 336,000 catalog orders at an average net order size of $113, excluding postage and handling charges.  Camping World distributed eleven high-quality, full-color catalogs during 2005, consisting of ten catalogs plus a Master Catalog in the Spring of 2005.

The Internet has proven to be a significant, low-cost source for new club members, subscriptions and other ancillary product sales.  We maintain thirty-nine Internet web sites, which are accessible through http://www.rv.net, and are experiencing significant growth.  In 2000, our club operations commenced a low-cost marketing strategy through e-mail membership acquisition campaigns.  Members added in 2005 under these programs represented approximately 20.3% of all new club members.  E-mail acquisition campaigns and Internet online revenue totaled approximately $32.1 million in 2005, an increase of 23.6% over prior year.

Marketing

We market our club memberships and related products and services through direct mail, e-mail, inserts, ride-alongs, space advertisements, promotional events, point of sale, member-get-a-member campaigns, and telemarketing.  Direct response marketing efforts account for approximately 48% of new enrollments with the remaining 52% derived from other sources.  We use a variety of commercially available mailing lists of RV owners in our direct mail efforts.  Currently, the most widely used list databases are provided by three commercial list compilers, and direct response lists are from RV industry participants, RV consumer surveys, and proprietary in-house lists.

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

Operations

Our customer service operations are located in Denver, Colorado and Bowling Green, Kentucky.  The primary focus of these groups is to manage our customers’ expectations and relationship with the organization.  On average, these member service operations process approximately 6,900 telephone calls daily.  Approximately fifty percent of the calls originate from the marketing efforts of catalog mailings, membership acquisition, membership renewals and associated ancillary products and events.  All such efforts use toll-free numbers as a response mechanism.

Camping World’s catalog, internet and fulfillment operations are located in Franklin, Kentucky.  Fulfillment operations involve the processing of orders and checks principally received by mail.   Orders are usually processed and shipped within 24 hours of receipt.  Certain fulfillment operations are performed by third parties.  Our publication operations develop the layout for publications and outsource printing to third parties.

Information Support Services

We utilize integrated computer systems to support our membership club and publishing operations.  A database containing all customer activity across our various businesses and programs has been integrated into our web sites and call centers.  Comprehensive information on each member, including a profile of the purchasing activities of members, is available to customer service representatives when responding to member requests and when marketing our products and services.  We employ publishing software for publication makeup and content, and for advertising to support our publications operations.  A wide-area network facilitates communication within and between our offices.  We also utilize information technology, including list segmentation, merge and purge programs, and advanced data base analysis and modeling techniques to select prospects for direct mail solicitations and other direct marketing efforts.

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

Employees

As of December 31, 2005, we had 1,705 full-time and 137 part-time or seasonal employees, consisting of 8 executives, 1,174 employees in retail operations, 391 employees in administrative and club operations, 218 employees in publishing and advertising sales, 11 employees in resort services and 40 employees in marketing.  No employees are covered by a collective bargaining agreement.  We believe that our employee relations are good.

Trademarks and Copyrights

We own a variety of registered trademarks and service marks for the names of our clubs, magazines and other publications.  We also own the copyrights to certain articles in our publications.  We believe that our trademark and copyrights have significant value and are important to our marketing efforts.

ITEM 1A:  RISK FACTORS

The risks described below are not the only risks we face.  Any of the following risks could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business operations.

Risks Relating to our Debt

Our substantial indebtedness could adversely affect our financial health.

We have a significant amount of indebtedness.  As of December 31, 2005, our total debt and total stockholder’s deficit were $320.0 million and $66.4 million, respectively.  In the future, we intend to use cash generated by operations to reduce our indebtedness.  However, we may from time to time, subject to restrictions imposed by the terms of our indebtedness, pay dividends or find it more advantageous to employ cash generated by operations for capital investments and acquisitions.

Our ability to satisfy our debt service obligations depends primarily on our operating performance. Future debt repayments by us, including the principal amount of the notes, may require funds in excess of our available cash flow.  We cannot assure our investors that we will be able to raise additional funds, if necessary, through future financings.  The indenture pursuant to which the 9% Senior Subordinated Notes due 2012 (“AGI Senior Notes”) were issued imposes several restrictions upon us, including restrictions on our ability to incur additional indebtedness and pledge assets.

Our substantial indebtedness could have important consequences to our investors.  For example, it could: (i) increase our vulnerability to general adverse economic and industry conditions, (ii) require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, expansion through acquisitions and other general corporate purposes, (iii) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, (iv) place us at a competitive disadvantage compared to our competitors that have less debt, and (v) limit our ability, among other things, to borrow additional funds.

Despite current indebtedness levels and restrictive covenants, we still may be able to incur substantially more debt in the future.

Despite our current level of debt, we or our subsidiaries may be able to incur substantial additional debt in the future.  Our Amended and Restated Credit Agreement (“Senior Credit Facility”) will permit total borrowings of up to $138.7 million.  Although our Senior Credit Facility and our AGI Senior Notes restrict us and our restricted subsidiaries from incurring additional debt, these restrictions are subject to important exceptions and qualifications.  If we or our subsidiaries incur additional debt, the risks that we and they now face as result of our leverage could increase.

If our financial condition and operating results deteriorate, our relationships with our creditors, including the holders of the AGI Senior Notes, the lenders under our Senior Credit Facility and our suppliers, may be adversely affected.

Our operations are substantially restricted by the terms of the AGI Senior Notes and our Senior Credit Facility which could adversely affect us and increase our credit risk.

The indenture governing the AGI Senior Notes and the credit agreement for the Senior Credit Facility include a number of significant restrictive covenants.  These covenants restrict, among other things, our ability to: (i) incur more debt, (ii) pay dividends or make other distributions, (iii) make investments, (iv) issue stock of subsidiaries, (v) repurchase stock, (vi) create liens, (vii) enter into transactions with affiliates, (viii) enter into sale-leaseback transactions, (ix) merge or consolidate, and (x) transfer and sell assets.

These covenants could limit our ability to plan for or react to market conditions or to meet our capital needs.  These covenants are subject to certain important exceptions.

Our Senior Credit Facility contains additional and more restrictive covenants than the terms of the indenture governing the AGI Senior Notes, including financial covenants that requires us to achieve certain financial and operating results and maintain compliance with specified financial ratios.  Our ability to comply with these covenants and requirements may be affected by events beyond our control, and we may have to curtail some of our operations and growth plans to maintain compliance.

If we are not able to comply with the covenants and other requirements contained in the indenture for the AGI Senior Notes, our Senior Credit Facility or our other debt instruments, an event of default under the relevant debt instrument could occur.  Our ability to comply with the provisions of the indenture, our Senior Credit Facility and the agreements or indentures governing other debt we may incur in the future could be affected by events beyond our control and, therefore, we might be unable to meet those ratios and conditions. If an event of default does occur, it could trigger a default under our other debt instruments, we could be prohibited from accessing additional borrowings, and the holders of the defaulted debt could declare amounts outstanding with respect to that debt to be immediately due and payable.  We cannot assure our investors that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments or that we would be able to refinance or restructure the payments of these debt instruments. Even if we were able to secure additional financing, it may not be available on terms favorable to us.

To service our indebtedness, we will require a significant amount of cash, the availability of which depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and the indebtedness of our subsidiaries, and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure our investors that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness, including the notes, as it becomes due or to fund our other liquidity needs.  If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, sell additional shares of capital stock or restructure or refinance all or a portion of our debt, on or before its maturity.  We cannot assure our investors that we will be able to refinance any of our indebtedness, including the Senior Credit Facility and the AGI Senior Notes, on satisfactory terms or at all.

Our failure to comply with our obligations under the indenture governing the AGI Senior Notes or the credit agreement for the Senior Credit Facility may result in an event of default under those debt instruments.  A default, if not cured or waived, may permit acceleration of our other indebtedness.

We cannot be certain that we will have funds available to remedy these defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

We may not have the ability to raise the funds necessary to repurchase the AGI Senior Notes upon a change of control.

Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding AGI Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make any required repurchases or that the AGI Senior Credit Facility will not allow such repurchases. Our failure to purchase tendered notes would constitute a default under the indenture governing the notes. In addition, certain important corporate events relating to our capital structure would not constitute a “change of control” under the indenture.

Risks Relating to Our Business

We depend on our ability to attract and retain active members.

Our future success depends in large part upon continued demand for our membership club programs by consumers. Any number of factors could affect the frequency with which consumers participate in our programs or whether they enroll in a membership club at all. These factors include (1) consumer taste preferences, (2) the frequency with which members participate in club activities, (3) general economic conditions, (4) weather conditions, and (5) the availability of alternative discount programs in the region in which consumers live and work. Any significant decline in usage or increase in program cancellations, without a corresponding increase in new member enrollments, could have a material adverse effect on our business.

Our future growth depends upon continued demand for our membership clubs from consumers we serve or seek to serve. A significant downturn in leisure travel or in any of the other areas served by our membership clubs would have a material adverse effect on our business, financial condition and results of operations.

We depend on our relationships with our marketing partners and a disruption of these relationships or of our marketing partners’ operations could have an adverse effect on our business and results of operations.

Our business depends in part on developing and maintaining productive relationships with providers of products and services that we offer to our customers. Many factors outside our control may harm these relationships. For example, financial difficulties that some of our marketing partners may face may adversely affect our marketing program with them. A disruption of our relationships with our marketing partners or a disruption in our marketing partners’ operations could have a material adverse effect on our business and results of operations.

We face significant competition for disposable income spent on leisure merchandise and activities.

In general, our membership clubs, retail and catalog operations and publications compete with numerous organizations in the recreation industry for disposable income spent on leisure merchandise and activities. The products and services we market compete with similar products, services, publications and retail businesses offered by other providers. Increased competition from these and other sources could require us to respond to competitive pressures by establishing pricing, marketing and other programs or seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain.

Our business could be adversely affected by deteriorating general economic conditions.

Our activities relate significantly to the amount of leisure time and the amount of disposable income available to users of our products and services. Our business, therefore, may be sensitive to general economic conditions affecting the willingness of consumers to purchase club memberships and related products and services and of advertisers to place advertisements in our publications. In particular, during the gasoline shortages and resulting price increases in 1973, 1980 and 1990, there was a reduction in advertising revenues for our publications. In addition, the success of the membership club portion of our business depends on our members’ use of certain RV sites and/or golf courses or the purchase of goods through participating merchants. If the economy slows, our members may perceive that they have less disposable income to permit them to pursue leisure activities. As a consequence, they may travel less frequently, spend less when they travel and use the benefits of their club memberships less often, if at all. Any decline in program usage would hurt our business. In addition, a decline in the national economy could cause some of the merchants who participate in our programs to go out of business. It is likely that, should the number of merchants entering bankruptcy rise, the number of uncollectible accounts would also rise. This would have an adverse effect on our business and financial results.

The interests of our principal shareholder may conflict with the interests of holders of the debt instruments.

We are a wholly-owned subsidiary of Affinity Group Holding, Inc., which is a wholly-owned subsidiary of AGI Holding Corp. (“AGHC”), a privately held company. Stephen Adams, our Chairman, owns approximately 97.4% of the outstanding shares of AGHC. Accordingly, Mr. Adams will be able to elect our Board of Directors and to control matters submitted to the vote of our shareholders. Circumstances may occur in which the interests of Mr. Adams could be in conflict with the interests of the holders of our debt instruments and lenders. For example, Mr. Adams may have an interest in pursuing acquisitions, divestitures or other transactions that, in his judgment, could enhance the value of his equity investment, even though such transactions may involve risks to the holders of our debt instruments and lenders.

We are subject to varying degrees of federal, state and local regulations which may affect our operations.

Our operations are subject to varying degrees of federal, state and local regulation. Our outbound telemarketing, direct mail, ERS program, insurance and thrift and loan activities are currently subject to regulation. Specifically, a principal source of leads for our direct response marketing efforts was new vehicle registrations provided by motor vehicle departments in various states. Currently, all states restrict access to motor vehicle registration information. California, the state with the largest number of members of our clubs, discontinued providing access to motor vehicle registration information in 1989. Direct response marketing costs could significantly increase as a result of this legislation.

In addition to the existing regulatory framework, new regulatory efforts affecting our operations may be proposed from time to time in the future at the federal, state and local level. There can be no assurance that such regulatory efforts will not have a material adverse effect on our ability to operate our businesses or our results of operations.

Our direct marketing operations are subject to various federal and state “do not call” list requirements. The Federal Trade Commission has created a national “do not call” registry. Under these federal regulations, consumers may have their phone numbers added to the national “do not call” registry. Generally, we are prohibited from calling anyone on that registry. In September 2003, telemarketers were granted access to the registry and are now required to compare their call lists against the national “do not call” registry at least once every 90 days. We also are required to pay a fee to access the registry on a quarterly basis. Enforcement of the “do not call” provisions began in late 2003, and the rule provides for fines of up to $11,000 per violation and other possible penalties. These rules limit our ability to market our products and services to new customers. Furthermore, we may incur penalties if we do not conduct our marketing activities in compliance with these rules.

Increase in paper costs, postage costs and shipping costs may have an adverse impact on our future financial results.

The price of paper is a significant expense relating to our publications and direct mail solicitations. Postage for publication distribution and direct mail solicitations is also a significant expense. In addition, shipping costs are a significant expense for our business. Paper, postage and shipping costs have increased in the past and may be expected to increase in the future. Such increases could have an adverse effect on our business if we are unable to pass them on to our customers.

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully and, in such an event, our business could be materially and adversely affected. Our success also depends to a significant extent on the continued service and performance of our senior management team. The loss of any member of our senior management team could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition.

ITEM 2: PROPERTIES

We lease all of the real properties where we have operations. Our real property leases generally provide for fixed monthly rentals with annual escalation clauses. The table below sets forth certain information concerning our properties and the lease expiration date includes all stated option periods.

	Square Feet	Acres	Lease Expiration
Corporate Headquarters:
Ventura, CA	74,100		2039

Other Office Facilities:
Carson, CA (regional publication office)	10,048		2006
Denver, CO (customer service, warehousing fulfillment, and information system functions).	60,000		2039
Bowling Green, KY (retail administrative headquarters and mail order operations)	31,278		2039
Bowling Green Headquarters Annex	4,100		2006
Seattle, WA (regional publication sales office)	912		2007
Elkhart, IN (regional publication sales office)	4,076		2008
Chesterfield, VA (shows sales office)	5,900		2008
Maple Grove, MN (Ehlert Publications Group, Inc. headquarters)	17,496		2010
Earth City, MO (information systems functions)	1,769		2006

Distribution Centers:
Bakersfield, California	85,747	14.827	2037
Franklin, Kentucky	175,000	33.000	2035

Camping World Supercenter Locations:
Dothan, AL (1)	18,906	11.275	2025
Tucson, AZ	12,145	2.000	2018
Mesa, AZ	27,500	3.140	2010
Bakersfield, CA (2)	23,325	9.940	2023
La Mirada, CA	33,479	5.501	2037
San Marcos, CA	25,522	2.212	2027
Fairfield, CA	43,434	3.780	2009
Rocklin, CA	29,085	4.647	2037
San Bernardino, CA	18,126	1.665	2012
San Martin, CA	29,486	5.000	2023
Valencia, CA	64,410	9.231	2037
Denver, CO	27,085	4.132	2037
Ft. Myers, FL	22,886	4.217	2012
Kissimmee, FL	58,382	6.043	2037
Tampa, FL	40,334	3.711	2026
Tallahassee, FL (1)	8,494	12.630	2024
Bolingbrook, IL	25,126	5.299	2035
Clarksville, IN (2)	19,480	6.291	2034
Elkhart, IN (1)	25,953	2.500	2034
Bowling Green, KY	37,615	2.750	2037
Hammond, LA (2)	27,096	68.454	2034
Belleville, MI	44,248	7.260	2037

Rogers, MN	24,700	6.303	2025
Statesville, NC (1)	39,050	7.412	2024
Bridgeport, NJ	24,581	6.920	2031
Amsterdam, NY (2)	13,420	28.000	2033
Hamburg, NY (1)	13,095	6,553	2025
Henderson, NV	25,850	4.400	2025
Brunswick, OH (1)	23,233	4.087	2038
Oklahoma City, OK (2)	12,500	8.219	2023
Wilsonville, OR	32,850	4.653	2016
Myrtle Beach, SC	38,962	5.410	2037
Spartanburg, SC (1)	11,900	19.263	2033
Chattanooga, TN (1)	9,400	10.840	2024
Nashville, TN	34,478	3.238	2037
Anthony, TX (1)	7,061	32.000	2035
Denton, TX	22,984	6.887	2037
Katy, TX (1)	25,913	38.861	2025
New Braunfels, TX (1)	43,397	19.100	2035
Mission, TX	23,094	3.430	2015
Draper, UT	27,675	8.031	2026
Manassas, VA (2)	16,348	9.754	2018
Burlington, WA (1)	23,033	6.500	2025
Fife, WA	35,659	5.840	2032

(1)    This supercenter is leased from a FreedomRoads dealership and the acreage reflects the total dealership property.

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

In September 2004, the Company’s subsidiary, CWI, Inc., was sued in California state court by Privacy Rights Clearinghouse and Benjamin Greene (the “Plaintiffs”) in a suit alleging that CWI, Inc. was recording personal identification information from retail customers in violation of certain California statutes. The plaintiff sought injunctive relief preventing CWI, Inc. from engaging in any act or practice constituting unfair competition under the statutes and for statutory penalties and damages. CWI, Inc. responded to the suit and denied that its practices violate the statutes. Without admitting liability or wrongdoing, CWI, Inc. and the Plaintiffs entered into a Settlement Agreement which was given final approval by the court on December 16, 2005. The terms of the Settlement Agreement were not material.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data of our company for each of the five years ended December 31 are derived from our audited consolidated financial statements. Prior to April 27, 2004, AGI was a wholly-owned subsidiary of Affinity Group Holding, Inc. (“AGH”). On April 27, 2004, AGH was merged into AGI, with AGI being the surviving entity after the merger. The merger was accounted for as a combination of entities under common control using historical costs. All periods have been restated to reflect the results of operations of AGI and AGH, prior to the April 27, 2004 merger. Our selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included herein.

	December 31,
	(dollars in thousands)
Statement of Operations Data:	2005	2004	2003	2002	2001
REVENUES:
Membership services	$133,756	$131,608	$128,664	$124,546	$119,958
Publications	79,122	77,977	71,436	66,654	65,150
Retail	272,682	255,094	225,306	239,922	220,264
	485,560	464,679	425,406	431,122	405,372

COSTS APPLICABLE TO REVENUES:
Membership services	85,551	84,231	79,500	74,097	72,944
Publications	53,855	53,042	48,392	45,351	46,175
Retail	162,363	151,196	136,137	158,265	148,244
	301,769	288,469	264,029	277,713	267,363

GROSS PROFIT	183,791	176,210	161,377	153,409	138,009

OPERATING EXPENSES:
Selling, general and administrative	121,178	116,137	104,066	101,608	86,050
Restructuring charge	—	—	1,210	2,269	—
Goodwill impairment	4,344	—	—	—	—
Depreciation and amortization	15,529	13,893	10,298	9,893	16,404
	141,051	130,030	115,574	113,770	102,454

INCOME FROM OPERATIONS	42,740	46,180	45,803	39,639	35,555

NON-OPERATING ITEMS:
Interest expense, net	(24,581)	(23,239)	(18,123)	(16,862)	(24,234)
Debt extinguishment expense	—	(5,035)	(3,218)	—	(71)
Other non-operating income (expense), net	(5)	420	201	(44)	(6,574)
	(24,586)	(27,854)	(21,140)	(16,906)	(30,879)

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	18,154	18,326	24,663	22,733	4,676

INCOME TAX EXPENSE	(7,416)	(8,075)	(9,275)	(9,032)	(4,110)

INCOME FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	10,738	10,251	15,388	13,701	566

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—	(1,742)	—

NET INCOME	$10,738	$10,251	$15,388	$11,959	$566

Balance Sheet Data (at period end):
Working capital (deficiency)	$(6,731)	$(10,813)	$(25,770)	$(39,820)	$(55,585)
Total assets	415,460	320,222	302,862	285,960	305,622
Deferred revenues and gains (1)	98,920	99,130	98,410	94,475	96,162
Total debt	320,000	314,336	240,127	223,001	228,316
Total stockholder's deficit	(66,365)	(158,108)	(88,905)	(87,548)	(76,349)

(1) Deferred revenues represent cash received by us in advance of the recognition of revenues in accordance with accounting principles generally accepted in the United States. Deferred revenues primarily reflect club membership dues, annual ERS fees, advances on third party credit card fee revenues and publication subscriptions. These revenues are recognized at the time the goods or services are provided or over the membership period, which averages approximately 18 months. The deferred revenue balance for 2005, 2004, 2003, 2002 and 2001 also include deferred gains of $10.3 million, $10.8 million, $11.3 million, $11.8 million and $12.1 million, respectively, from the real estate sale-leaseback transactions which occurred in December 2001.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following tables set forth the components of the statements of operations for the years ended December 31, 2005, 2004, and 2003 as a percentage of total revenues, and the comparison of those components from period to period. The following discussion is based on our Consolidated Financial Statements included elsewhere herein. Our revenues are derived principally from membership services, including club membership dues and marketing fees paid to us for services provided by third parties, from publications, including subscriptions and advertising, and from retail sales.

	Percentage of Total Revenues			Percentage Increase/ (Decrease)
				Year 2005	Year 2004
	2005	2004	2003	over 2004	over 2003
REVENUES:
Membership services	27.5%	28.3%	30.2%	1.6%	2.3%
Publications	16.3%	16.8%	16.8%	1.5%	9.2%
Retail	56.2%	54.9%	53.0%	6.9%	13.2%
	100.0%	100.0%	100.0%	4.5%	9.2%

COSTS APPLICABLE TO REVENUES:
Membership services	17.6%	18.1%	18.7%	1.6%	6.0%
Publications	11.1%	11.4%	11.4%	1.5%	9.6%
Retail	33.4%	32.6%	32.0%	7.4%	11.1%
	62.1%	62.1%	62.1%	4.6%	9.3%

GROSS PROFIT	37.9%	37.9%	37.9%	4.3%	9.2%

OPERATING EXPENSES:
Selling, general and administrative	25.0%	25.0%	24.4%	4.3%	11.6%
Restructuring charge	—	—	0.3%	—	(100.0%)
Goodwill impairment	0.9%	—	—	100.0%	—
Depreciation and amortization	3.2%	3.0%	2.4%	11.8%	34.9%
	29.1%	28.0%	27.1%	8.5%	12.5%

INCOME FROM OPERATIONS	8.8%	9.9%	10.8%	(7.4%)	0.8%

NON-OPERATING ITEMS:
Interest income	0.2%	0.2%	0.2%	40.5%	(6.7%)
Interest expense, net	(5.3%)	(5.2%)	(4.4%)	6.9%	26.7%
Debt extinguishment expense	—	(1.1%)	(0.8%)	(100.0%)	56.5%
Other non-operating (expense) income, net	—	0.1%	—	(101.2%)	109.0%
	(5.1%)	(6.0%)	(5.0%)	(11.7%)	31.8%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	3.7%	3.9%	5.8%	(0.9%)	(25.7%)

INCOME TAX EXPENSE	(1.5%)	(1.7%)	(2.2%)	(8.2%)	(12.9%)

NET INCOME	2.2%	2.2%	3.6%	4.8%	(33.4%)

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Revenues

Revenues of $485.6 million for 2005 increased by approximately $20.9 million or 4.5% from the comparable period in 2004.

Membership services revenues for 2005 of $133.8 million increased by approximately $2.2 million or 1.6% from 2004. This revenue increase was largely attributable to a $4.6 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year renewable warranty products, and a $1.3 million increase in ERS revenue attributable to increased enrollment, partially offset by a $1.5 million reduction in membership services revenue primarily associated with reduced enrollment in the Coast to Coast Club and Golf Card Club, a $1.4 million reduction in marketing fee income recognized on RV financing products, and a $0.8 million decrease in dealer marketing program revenue.

Publications revenues for 2005 of $79.1 million increased by approximately $1.1 million or 1.5% from 2004. This increase was primarily attributable to a $1.4 million revenue increase due to the acquisition of Powerboat Magazine in May 2005, a $1.4 million increase associated with the acquisition of three consumer shows, acquired through the acquisition of ARU Inc. (“ARU”) in December 2004, and a $0.7 million increase in advertising revenue for the recreational vehicle related titles, partially offset by a $2.0 million revenue reduction due to the disposition of archery-related publication titles in the third quarter of 2004, and a $0.4 million decrease due to a reduction in the number of issues of Snowmobile Magazine.

Retail revenue for 2005 of $272.7 million increased $17.6 million or 6.9% from 2004. Store merchandise sales increased $17.9 million over 2004 primarily due to a $14.1 million revenue increase from the addition of eleven new stores over the past two years. Same store sales increased $3.8 million, or 2.1%, compared to an 11.0% increase in 2004. Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year. In addition, installation fees, supplies and service revenue increased by $0.8 million from 2004 to 2005. These increases were partially offset by a $1.1 million decrease in mail order sales.

Costs Applicable to Revenues

Costs applicable to revenues totaled $301.8 million in 2005, an increase of $13.3 million or 4.6% from 2004.

Membership services costs and expenses increased by approximately $1.3 million or 1.6% to $85.6 million for 2005. This increase consisted of $3.9 million of marketing and program expenses associated with the increased enrollment in the extended vehicle warranty programs and ERS programs, partially offset by a $1.7 million decrease in membership services costs primarily associated with reduced marketing and program expenses for Coast to Coast Club and Golf Card Club, a $0.6 million decrease in dealer marketing program costs, and a $0.3 million decrease in other overhead expenses.

Publication costs and expenses of $53.9 million for 2005 increased $0.8 million or 1.5% compared to 2004. This increase was primarily attributable to the recently acquired operations of the Powerboat Magazine and ARU consumer shows. This increase was partially offset by a reduction in costs due to the sale of archery-related publication titles in the third quarter of 2004.

Retail costs applicable to revenues increased $11.2 million or 7.4% to $162.4 million primarily due to the opening of eleven new stores over the past two years. The retail gross profit margin increased by $6.4 million but the gross margin as a percent of revenues decreased from 40.7% in 2004 to 40.5% in 2005 due primarily to increased freight charges.

Operating Expenses

Selling, general and administrative expenses of $121.2 million for 2005 increased $5.0 million or 4.3% over 2004. The increased selling, general and administrative expenses resulted primarily from increased retail selling, labor and other general and administrative expenses of $6.0 million, partially offset by a $0.5 million decrease in executive compensation and a $0.5 million decrease in other corporate general and administrative expenses. The $4.3 million non-cash goodwill impairment charge was based on the estimate of the fair value of the Golf Card Club primarily using projected discounted cash flows as determined in conjunction with the Company’s impairment review of goodwill in the fourth quarter of 2005. Depreciation and amortization expenses of $15.5 million were $1.7 million higher than in 2004 due primarily to increased capital expenditures at Camping World, and the amortization of intangible assets associated with the purchase of ARU and Powerboat magazine.

Income from Operations

Income from operations of $42.7 million for 2005 decreased $3.4 million or 7.4% compared to 2004. This decrease was attributable to increased operating expenses of $11.0 million, which included the $4.3 million non-cash goodwill impairment charge, partially offset by increased gross profit in the retail, membership services and publications operations of $6.4 million, $0.9 million and $0.3 million, respectively.

Non-Operating Items

Net non-operating items for 2005 were approximately $24.6 million, a $3.3 million decrease from 2004. This decrease was primarily attributable to a $5.0 million reduction in debt extinguishment expense associated with the redemption in 2004 of the Affinity Group Holding, Inc. (“AGH”) senior notes and a $0.3 million increase in interest income, partially offset by $1.6 million of additional interest expense from higher interest rates and higher loan balances associated with the issuance of the $200.0 million in 9% Senior Subordinated Notes in 2004, and a $0.4 million reduction in net gains on sales of various assets.

Income before Income Taxes

Income before income taxes for 2005 was $18.2 million, or 0.9% less than 2004. This $0.2 million decrease from the prior year was attributable to the $3.4 million decrease in income from operations mentioned above, the increase in net interest expense of approximately $1.4 million and the $0.4 million reduction in net gain on sales of various assets, partially offset by the $5.0 million decrease in debt extinguishment expenses.

Income Tax

Income taxes for 2005 of $7.4 million decreased $0.7 million from 2004 due primarily to lower pretax income. The effective tax rates for 2005 and 2004 were 40.9% and 44.1%, respectively. The effective tax rate for 2005 is higher than the statutory rate due primarily to state sales taxes, and a permanent difference created as a result of the goodwill impairment charge. These increases were partially offset by a reduction in the valuation allowance due to the ultimate realization of the asset related to the charitable contribution carryover. The effective tax rate for 2004 was higher than the statutory rate due to state taxes and the permanent differences created as a result of the write-off of book goodwill on the sale of archery-related publication assets in August 2004.

Net Income

The net income for 2005 was $10.7 million compared to $10.3 million for 2004.

Segment Profit

Segment profit of $58.2 million for 2005 (before unallocated depreciation and amortization, general and administrative, interest, debt restructuring and income tax expense) decreased by $1.7 million, or 2.9%, from 2004.

Membership services segment profit of $37.7 million in 2005 decreased by $2.1 million, or 5.4% from $39.8 million in 2004. This decrease was primarily attributable to a $4.0 million reduction in profit in the Golf Card Club primarily related to the goodwill impairment, a $1.4 million decrease in profit from a reduction in marketing fee income from RV financing products, a $1.2 million increase in new product and club development efforts, a $0.2 million reduction in profit in the Good Sam Club member publication, Highways Magazine, due to increased production costs and a $0.2 million decrease in dealer program marketing profit. These decreases were partially offset by a $2.6 million increase in profit associated with increased enrollment and increased interest income for the ERS programs, a $1.4 million increase in profit in the extended vehicle warranty program and a $0.9 million increase in profit in the Coast to Coast Club primarily due to expense reductions.

Publication segment profit for 2005 of $19.9 million remained the same as 2004. The $0.3 million increase in gross profit margin was offset by increased amortization expense related to the acquisitions.

Retail segment profit for 2005 of approximately $0.6 million increased by $0.4 million, or 145.4%, over 2004. The increased segment profit resulted primarily from a $6.4 million increase in gross profit margin partially offset by a $6.0 million increase in selling, general and administrative expenses.

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

Retail revenue for 2004 of $255.1 million increased $29.8 million or 13.2% from 2003. This increase consisted of a $38.9 million increase in Camping World merchandise sales revenues partially offset by a $9.1 million decrease in RV sales. The increase in Camping World merchandise sales resulted primarily from a same store sales increase of $16.5 million or 11.0%, and $12.5 million due to the addition of six new retail stores. Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year. The remaining net increase in merchandise sales was attributable to a $5.9 million increase in mail order sales and a $4.0 million increase in other installation fees, supplies and services revenue. The $9.1 million decrease in RV sales is due to the disposition of Camping World RV Sales, Inc. (“CWRV”) which was distributed to the Company’s ultimate parent in the form of a non-cash dividend in October 2003.

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

Non-Operating Items

Net non-operating items for 2004 were approximately $27.9 million compared to $21.1 million for 2003. This $6.7 million increase was primarily attributable to $5.1 million of additional interest expense from higher loan balances associated with the issuance of the $200.0 million in 9% senior subordinated notes on February 18, 2004, and a $1.8 million increase in debt extinguishment expense associated with the redemption of the AGH Senior Notes due 2007 (“AGH Notes”), partially offset by a net gain of $0.2 million on sales of various assets.

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

Liquidity and Capital Resources

We have historically operated with a working capital deficit. The working capital deficit as of December 31, 2005 and 2004 was $6.7 million and $10.8 million, respectively. The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $61.0 million and $57.7 million as of December 31, 2005 and 2004, respectively. Deferred revenue is primarily comprised of cash collected for club memberships in advance which is deferred and recognized as revenue over the life of the membership. We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs. We generated net cash from operations of $17.2 million and $38.4 million, in 2005 and 2004, respectively.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at December 31, 2005, in thousands. The table below includes principal and future interest due under our debt agreements based on interest rates as of December 31, 2005 and assumes debt obligations will be held to maturity.

	Payments Due by Period

(in thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$457,235	$30,787	$29,262	$29,240	$129,234	$18,462	$220,250
Operating lease obligations	137,362	12,606	11,454	9,581	8,795	8,457	86,469
Deferred compensation	5,999	611	1,731	1,754	1,660	133	110
Other commercial commitments Letters of credit	7,523	7,073	450	—	—	—	—
Grand total	$608,119	$51,077	$42,897	$40,575	$139,689	$27,052	$306,829

On June 24, 2003, we entered into the Amended and Restated Credit Agreement and a Senior Secured Floating Note Rate Purchase Agreement ("Senior Credit Facility") providing for term loans (“Term Loans”) in the aggregate of $140.0 million and a revolving credit facility of $35.0 million. In June 2003, proceeds from the Senior Credit Facility were used to refinance the existing senior secured indebtedness, pay a dividend of $13.7 million to our ultimate parent AGI Holding Corp. and redeem $30.0 million principal amount of the AGH Notes at 103.667% of par in 2003. As of December 31, 2005, $111.2 million was outstanding under the Term Loans. No borrowings were outstanding on the revolving credit facility as of December 31, 2005. Reborrowings under the Term Loans are not permitted. The interest on borrowings under the Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 0.75% to 2.75% over the stated rates. As of December 31, 2005, the average interest rate on the Term Loans was 6.97%, and permitted borrowings under the undrawn revolving facility were $27.5 million. We also pay a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility. The aggregate quarterly scheduled payments on the Term Loans are $350,000. The revolving credit facility matures on June 24, 2008, and the Term Loans mature on June 24, 2009. The funds available under our Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit. As of December 31, 2005, we had letters of credit in the aggregate amount of $7.5 million outstanding. The Senior Credit Facility is secured by virtually all of our assets and a pledge of our stock and the stock of our subsidiaries. Further the Senior Credit Facility requires the loans to be prepaid in an amount equal to 75% of the excess cash flow, as defined. The balance of the excess cash flow would be available for distribution. As of December 31, 2005, the Company generated $1.7 million of excess cash flow, as defined and will prepay the Term Loans in the first quarter of 2006, on a pro-rata basis, in inverse order of maturity, per the agreement.

In February 2004, we issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (the “AGI Senior Notes”). The Company completed a registered exchange of the AGI Senior Notes under the Securities Act of 1933 in August 2004. The proceeds from the sale of the AGI Senior Notes were used to fund the tender offer and defeasance of the remaining $100.0 million outstanding principal amount of the AGH Notes, prepay $25.0 million of the Term Loans under our Senior Credit Facility, pay a $60.0 million dividend distribution, create a $15.0 million segregated cash account, pay certain prepayment and transaction costs and for general corporate purposes. The amount held in this segregated account, including any earnings thereon, was available to pay stockholder dividends upon satisfaction of a leverage test specified in our Senior Credit Facility. In August and November of 2004, we satisfied the specific leverage test and paid $3.6 million and $11.5 million in dividends, respectively.

In November 2004, we amended the Senior Credit Facility dated June 24, 2003. The interest rates on the Term Loans were reduced by 1.00%. The applicable interest margin was reduced from 4.00% to 3.00% and 3.00% to 2.00% for the LIBOR and Prime Rate loans, respectively. On November 13, 2005, we further amended the Senior Credit Facility dated June 24, 2003 and terminated the Senior Secured Floating Rate Note Purchase Agreement dated as of June 24, 2003. All Term Loans under the Senior Secured Floating Rate Note Purchase Agreement were converted into Term Loans under the Credit Agreement. In addition, the interest rates on the Term Loans have been reduced by 0.50% and the amendment provides for a further reduction of 0.25% at any time when the consolidated total leverage ratio, as defined, for any period is less that 4.25 to 1. The amendment also reduces the applicable interest margin from 3.00% to 2.50% and 2.00% to 1.50% for the LIBOR and Prime Rate loans, respectively.

The Senior Credit Facility and the AGI Indenture contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. We were in compliance with all debt covenants at December 31, 2005.

In August 2004, Ehlert Publishing Group, Inc., a subsidiary of the Company, sold certain publication assets for $4.2 million. We paid $0.2 million in transaction fees and recorded a $3.6 million reduction in goodwill. As a result of the sale, we reported a net gain of $0.4 million.

In December 2004, Ehlert Publishing Group, Inc. acquired the stock of ARU, Inc., a producer of consumer outdoor recreation shows. As part of the purchase, the Company issued $0.7 million of purchase debt and assumed $0.4 million of liabilities. Goodwill in the amount of $2.3 million was recorded upon the acquisition.

On March 24, 2005 in a private placement, the Company’s parent, AGHI, issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount. AGHI completed a registered exchange of the AGHI Notes under the Securities Act of 1933 on June 8, 2005. The AGHI Notes are unsecured obligations of AGHI, and neither AGI nor its subsidiaries have guaranteed payment of principal or interest on the AGHI Notes. Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012. For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes. Any additional AGHI Notes issued in payment of interest are due in full on or before March 15, 2010. The AGHI Notes cannot be redeemed prior to February 15, 2008. Although the only source of the cash payment of the AGHI Notes is dividends from AGI, there are certain restrictions on the payment of dividends under the Senior Credit Facility and the AGI Indenture.

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

In April 2005, Camping World, Inc. acquired the assets of a mail order catalog retailer specializing in recreational vehicle merchandise for $0.6 million. In May 2005, the Ehlert Publishing Group, Inc. acquired the Powerboat Magazine title and related assets from Nordskog Publishing, Inc. for $4.0 million. As part of the purchase, we issued $1.5 million of debt and assumed $0.5 million of liabilities. In December 2005, AGI Productions, Inc., a subsidiary of Ehlert Publishing Group, Inc., acquired the consumer outdoor recreation show assets of Royal Productions, Inc. for $8.5 million. As part of the purchase, we issued $6.0 million of debt and assumed $1.8 million of liabilities.

During 2005, we incurred $2.2 million of deferred executive compensation expense under our phantom stock agreements and made payments of $1.5 million on mature phantom stock agreements. The earned incentives under these agreements are scheduled to be paid at various times over the next six years. Phantom stock payments of $0.6 million are scheduled to be made during 2006.

Capital expenditures for 2005 totaled $11.4 million compared to capital expenditures of $8.9 million in 2004. Capital expenditures are anticipated to be approximately $10.8 million for 2006, primarily for new Camping World stores and equipment, information technology and databases enhancements, existing store upgrades, inventory system replacement, and computer software upgrades and enhancements.

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

Newsstand sales of publications and related expenses are recorded at the time of delivery, net of estimated provision for returns. Subscription sales of publications are reflected in income over the lives of the subscriptions. The related selling expenses are expensed as incurred. Advertising revenues and related expenses are recorded at the time of delivery. Subscription and newsstand revenues and expenses related to annual publications are deferred until the publications are distributed. Revenues and related expenses for consumer shows are recognized when the show occurs.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We assess the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. We determined there were no indicators of impairment of long-lived assets as of December 31, 2005.

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

Based on the results of the annual impairment tests, we recorded an impairment charge of $4.3 million in 2005 related to Golf Card International Corp., which is included in the membership services segment. During the current year, the number of Golf Card Club memberships decreased by approximately 10,000 members, consistent with the loss in members in 2004. In 2004 we planned to reduce the costs associated with the Golf Card Club to stabilize the overall earnings. In 2005 we determined that based on the reduced projected future cash flows as a result of reduced membership, combined with the increasing incremental costs necessary to acquire new members, the goodwill relating to Golf Card Club was impaired.

Future goodwill impairment tests could result in an additional charge to earnings. We will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

Restructuring

In 2003, we recorded reserves in connection with the restructuring program primarily within our retail segment.  These reserves included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions.

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

Interest Rate Sensitivity Analysis

At December 31, 2005, we had debt totaling $320.0 million, comprised of $111.2 million of variable rate debt and $208.8 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $1.1 million.

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

New Accounting Standards

Statement of Cash Flows - On December 16, 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.”  Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The statement will not impact the Company.

Accounting Changes and Error Corrections - In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 requires retrospective application to prior periods’

financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.   We do not believe the adoption of SFAS No. 154 will have a material impact on our results of operations or financial condition.

Accounting for Rental Costs Incurred during a Construction Period - On October 6, 2005, the FASB Staff Position (“FSP”) issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”  FSP FAS 13-1 requires rental costs associated with ground or building leases that are incurred during a construction period to be recognized as rental expense and included in income from continuing operations.  The lessee shall allocate rental costs over the lease term following the guidance in SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” starting with the beginning of the lease term.  FSP FAS 13-1 will become effective for us beginning in fiscal year 2006.  We do not believe the adoption of FSP FAS 13-1 will have a material impact on our results of operations or financial condition.

Disclosure Regarding Forward Looking Statements

This filing contains statements that are “forward looking statements,” and includes, among other things, discussions of our business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions.  Forward looking statements are included in “Business- General,” “Business- Competitive Strengths,” “Business- Our Strategy,” “Business- RV Industry,” “Business- Membership Clubs,” “Business- Membership Products and Services,” “Business- Publications,” “Business- Retail,” “Business- Marketing,” “Business- Operations,” “Business- Information Support Services,” “Business- Regulation,” “Business- Competition,” “Risk Factors,” “Legal Proceedings,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Although we believe that the expectations reflected in such forward looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, the number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results.  All phases of our operations of are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes and competition, many of which are outside our control, any one of which, or a combination of which, could materially affect the results of our operations and whether the forward looking statements made by us ultimately prove to be accurate.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules have been omitted since the required information is included in the consolidated financial statements, the notes thereto or because such information is not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors

Affinity Group, Inc.

We have audited the accompanying consolidated balance sheets of Affinity Group, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s deficit and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

February 10, 2006	/s/ Ernst & Young LLP
Woodland Hills, California

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2005	2004
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,778	$24,564
Accounts receivable, less allowance for doubtful accounts of $952 in 2005 and $810 in 2004	26,508	24,228
Inventories	47,039	42,463
Prepaid expenses and other assets	11,218	11,383
Deferred tax assets, net	4,995	6,615
Total current assets	114,538	109,253

PROPERTY AND EQUIPMENT, net	29,843	27,642
INVESTMENT IN AFFILIATE	81,005	—
NOTE FROM AFFILIATE	4,722	4,752
INTANGIBLE ASSETS, net	34,572	27,716
GOODWILL	144,429	148,773
DEFERRED TAX ASSETS, net	4,620	323
OTHER ASSETS	1,731	1,763
Total assets	$415,460	$320,222

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$12,683	$16,511
Accrued interest	6,897	6,857
Accrued income taxes	465	3,131
Accrued liabilities	34,094	34,230
Deferred revenues and gains	60,994	57,661
Current portion of long-term debt	6,136	1,676
Total current liabilities	121,269	120,066

DEFERRED REVENUES AND GAINS	37,926	41,469
LONG-TERM DEBT, net of current portion	313,864	312,660
OTHER LONG-TERM LIABILITIES	8,766	4,135
	481,825	478,330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Additional paid-in capital	81,005	—
Accumulated deficit	(147,371)	(158,109)
Total stockholder’s deficit	(66,365)	(158,108)
Total liabilities and stockholder’s deficit	$415,460	$320,222

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (IN THOUSANDS)

	2005	2004	2003

REVENUES:
Membership services	$133,756	$131,608	$128,664
Publications	79,122	77,977	71,436
Retail	272,682	255,094	225,306
	485,560	464,679	425,406

COSTS APPLICABLE TO REVENUES:
Membership services	85,551	84,231	79,500
Publications	53,855	53,042	48,392
Retail	162,363	151,196	136,137
	301,769	288,469	264,029

GROSS PROFIT	183,791	176,210	161,377

OPERATING EXPENSES:
Selling, general and administrative	121,178	116,137	104,066
Restructuring charge	—	—	1,210
Goodwill impairment	4,344	—	—
Depreciation and amortization	15,529	13,893	10,298
	141,051	130,030	115,574

INCOME FROM OPERATIONS	42,740	46,180	45,803

NON-OPERATING ITEMS:
Interest income	1,061	755	809
Interest expense	(25,642)	(23,994)	(18,932)
Debt extinguishment expense	—	(5,035)	(3,218)
Other non-operating income (expense), net	(5)	420	201
	(24,586)	(27,854)	(21,140)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	18,154	18,326	24,663

INCOME TAX EXPENSE	(7,416)	(8,075)	(9,275)

NET INCOME	$10,738	$10,251	$15,388

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT JANUARY 1, 2003	2,000	$1	$2,021	$(89,570)	$(87,548)

Dividends	—	—	(2,021)	(14,724)	(16,745)
Net income	—	—	—	15,388	15,388
BALANCES AT DECEMBER 31, 2003	2,000	1	—	(88,906)	(88,905)

Dividends	—	—	—	(79,454)	(79,454)
Net income	—	—	—	10,251	10,251
BALANCES AT DECEMBER 31, 2004	2,000	1	—	(158,109)	(158,108)

Additional paid in capital			81,005		81,005
Net income	—	—	—	10,738	10,738
BALANCES AT DECEMBER 31, 2005	2,000	$1	$81,005	$(147,371)	$(66,365)

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003 (IN THOUSANDS)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,738	$10,251	$15,388
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	4,344	—	—
Deferred tax provision (benefit)	(2,677)	2,274	(122)
Depreciation	9,194	8,433	6,380
Amortization	6,335	5,460	3,918
Provision for losses on accounts receivable	521	585	1,611
Deferred compensation	2,200	2,950	700
Gain on sale of property and equipment	(2)	(435)	(210)
Loss on early extinguishment of debt	—	5,035	3,218
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	(2,765)	547	(1,765)
Inventories	(4,475)	(5,624)	(5,033)
Prepaid expenses and other assets	442	(427)	(1,060)
Accounts payable	(3,828)	3,800	1,663
Accrued and other liabilities	(331)	4,774	(5,242)
Deferred revenues and gains	(2,454)	743	2,404
Net cash provided by operating activities	17,242	38,366	21,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,371)	(8,869)	(10,810)
Net proceeds from sale of property and equipment	33	420	294
Change in intangible assets	(45)	(22)	(66)
Investment in affiliate	(81,005)	—	—
Acquisitions, net of cash received	(3,620)	(2,599)	(3,733)
Loans receivable- affiliate	30	(8)	(192)
Sale of publication assets	—	3,939	—
Net cash used in investing activities	(95,978)	(7,139)	(14,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(75,096)	(13,700)
Borrowings on long-term debt	81,005	200,000	181,976
Payment of debt issue costs	(264)	(7,777)	(4,107)
Principal payments of long-term debt	(1,791)	(129,905)	(167,127)
Net cash provided by (used in) financing activities	78,950	(12,778)	(2,958)

NET INCREASE IN CASH AND CASH EQUIVALENTS	214	18,449	4,385

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,564	6,115	1,730

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,778	$24,564	$6,115

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.                                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Affinity Group, Inc. (“AGI”) and its subsidiaries (collectively the “Company”), in accordance with U.S. generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission.  Prior to April 27, 2004, AGI was a wholly-owned subsidiary of Affinity Group Holding, Inc. (“AGH”) and AGH was a wholly-owned subsidiary of AGI Holding Corp. (“AGHC”), a privately-owned corporation.  On April 27, 2004, AGH was merged into AGI, with AGI being the surviving entity after the merger.  The merger was accounted for as a combination of entities under common control using historical costs.  The years ended December 31, 2004 and 2003 have been restated to reflect the combined financial position and results of operations of AGI and AGH, prior to the April 27, 2004 merger.  In March 2005, AGHC formed a holding company, Affinity Group Holding, Inc., a Delaware corporation (“AGHI”), at which time contributed 100% of the outstanding shares of common stock of AGI to AGHI.  AGHI is the direct parent of the Company.  All significant intercompany transactions and balances have been eliminated.

Description of the Business – The Company is a membership-based direct marketing company which sells club memberships, products, services, and publications to selected affinity groups primarily in North America.  The Company markets club memberships, merchandise and services to RV owners, and camping and golf enthusiasts.  In addition, the Company operates 44 retail outlets and a mail order business selling RV accessories, supplies and services.  The stores are located throughout the United States.  The Company also publishes magazines, directories and books.

Use of Estimates – The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all short-term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents.  The carrying amount approximates fair value because of the short maturity of these instruments.

Concentration of Credit Risk – The Company is potentially subject to concentrations of credit risk in accounts receivable.  Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers and their geographical dispersion.

Inventories – Inventories are stated at lower of FIFO (first-in, first-out) cost or market.  Inventories consist of retail travel and leisure specialty merchandise.

Property and Equipment – Property and equipment are recorded at cost.  Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

Years
Leasehold improvements	3-27
Furniture and equipment	3-12
Software	3-5

Leasehold improvements are amortized over their useful lives or the remaining term of the respective lease, whichever is shorter.

Goodwill and Other Intangible Assets – Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present (See Note 3).  The finite-lived intangible assets consisting of membership customer lists, resort and golf course agreements, non-compete and deferred consulting agreements, and deferred financing costs have weighted average useful lives of approximately 6 years, 23 years, 15 years and 7 years, respectively.

Long-lived assets - Long-lived assets, including capitalized software costs, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the asset is less than the carrying value.

Self-insurance program - We maintain a self-insurance program covering our costs, up to a deductible level, for our California workers’ compensation exposures.  The amounts in excess of the deductible level are fully insured.  We maintain fully-insured programs that guarantee the payment of all costs for workers’ compensation exposures in the states of operation outside of California.  We maintain various insurance programs covering our costs, up to various deductible levels, for our general liability exposures for all of our operations.  Amounts in excess of deductibles are fully insured.  Self-insurance accruals for these programs are calculated by outside actuaries and are based on claims filed and include estimates for claims incurred but not yet reported.  Projections of future loss are inherently uncertain because of the random nature of insurance claims occurrences and could be substantially affected if future occurrences and claims differ significantly from these assumptions and historical trends.

Long-term Debt – The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.  The fair value of the Company’s long-term debt was $319.0 million as of December 31, 2005.

Revenue Recognition – Merchandise revenue is recognized when products are sold in the retail stores, shipped for mail and Internet orders, or when services are provided to customers.  Emergency Road Service (“ERS”) revenues are deferred and recognized over the life of the membership.  ERS claim expenses are recognized when incurred.  Royalty revenue is earned under the terms of an arrangement with a third party credit card provider based on a percentage of the Company’s outstanding credit card balances with such third party credit card provider.  Membership revenue is generated from annual, multi-year and lifetime memberships.  The revenue and expenses associated with these memberships are deferred and amortized over the membership period.  For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit, typically three months based on historical actual response rates.  Renewal expenses are expensed at the time related materials are mailed.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.  At December 31, 2005 and 2004, $5.8 million and $5.3 million of advertising expenses have been capitalized as direct-response advertising, of which $3.3 million and $2.8 million, respectively, were reported as assets and $2.5 million in each year were reported net of related deferred revenue.  Advertising expenses for 2005, 2004, and 2003 were $27.4 million, $28.1 million, and $27.3 million, respectively.

Publications Revenue and Expense – Newsstand sales of publications and related expenses are recorded at the time of delivery, net of estimated provision for returns.  Subscription sales of publications are reflected in income over the lives of the subscriptions.  The related selling expenses are expensed as incurred.  Advertising revenues and related expenses are recorded at the time of delivery.  Subscription and newsstand revenues and expenses related to annual publications are deferred until the publications are distributed.  Revenues and related expenses for consumer shows are recognized when the show occurs.

Vendor Allowances – The Company receives rebates from vendors pursuant to several different types of programs.  Vendor consideration is accounted for as a reduction of the inventory cost and related cost of sales when the inventory is sold.

Shipping and Handling Fees and Costs –The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of cost applicable to revenues.

Income Taxes – The Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

Major Customers – Included in the Membership Services Segment is revenue in the amount of $20.0 million, $20.2 million, and $20.3 million, for the years 2005, 2004 and 2003, respectively, which was received under contracts from one customer of the Company.

Restructuring Charge – The Company incurred restructuring charges of $1.2 million in 2003 which was primarily attributable to a management restructuring in the retail segment.

The following is a summary of the restructuring accrual activity for the years ended December 31, 2005 and 2004 (in thousands)

	Years ended December 31,
	2005	2004
Opening balance	$83	$83
Additions	—	—
Charges against reserves	(83)	—
Ending balance	$—	$83

A summary of the severance activity for the years ended December 31, 2005, 2004 and 2003 follows (dollar amounts in thousands):

	Years ended December 31,
	2005		2004		2003
	# of		# of		# of
	Employees	Amount	Employees	Amount	Employees	Amount
Opening balance	1	$83	1	$83	10	$560
Planned terminations	—	—	—	—	19	1,210
Actual terminations	(1)	(83)	—	—	(28)	(1,687)
Ending balance	—	$—	1	$83	1	$83

Recent Accounting Pronouncements:

Statement of Cash Flows - On December 16, 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.”  Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The statement will not impact the Company.

Accounting Changes and Error Corrections - In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle and that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.   We do not believe the adoption of SFAS No. 154 will have a material impact on our results of operations or financial condition.

Accounting for Rental Costs Incurred during a Construction Period - On October 6, 2005, the FASB Staff Position (“FSP”) issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”  FSP FAS 13-1 requires rental costs associated with ground or building leases that are incurred during a construction period to be recognized as rental expense and included in income from continuing operations.  The lessee shall allocate rental costs over the lease term following the guidance in SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” starting with the beginning of the lease term.  FSP FAS 13-1 will become effective for us beginning in fiscal year 2006.  We do not believe the adoption of FSP FAS 13-1 will have a material impact on our results of operations or financial condition.

2.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2005	2004

Land	$477	$477
Building and improvements	7,969	6,906
Furniture and equipment	45,250	39,930
Software	18,000	15,128
Systems development and construction in progress	4,117	2,068
	75,813	64,509
Less: accumulated depreciation	(45,970)	(36,867)
	$29,843	$27,642

3.                                       GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in the carrying amount of goodwill by business segment consisted of the following at December 31 (in thousands):

	Membership
	Services	Publications	Retail	Consolidated
Balance as of January 1, 2004	$54,288	$48,181	$47,601	$150,070
Acquisitions	—	2,256	—	2,256
Dispositions	—	(3,553)	—	(3,553)
Balance as of December 31, 2004	54,288	46,884	47,601	148,773
Impairments	(4,344)	—	—	(4,344)
Balance as of December 31, 2005	$49,944	$46,884	$47,601	$144,429

Finite lived intangible assets and related accumulated amortization consisted of the following at December 31 (in thousands):

		2005
		Accumulated
	Gross	Amortization	Net
Membership and customer lists	$24,514	$(7,007)	$17,507
Resort and golf course participation agreements	13,539	(11,622)	1,917
Non-compete and deferred consulting agreements	18,455	(11,492)	6,963
Deferred financing costs	11,851	(3,666)	8,185
	$68,359	$(33,787)	$34,572

		2004
		Accumulated
	Gross	Amortization	Net
Membership and customer lists	$12,133	$(4,404)	$7,729
Resort and golf course participation agreements	13,548	(10,710)	2,838
Non-compete and deferred consulting agreements	17,955	(10,391)	7,564
Deferred financing costs	11,587	(2,002)	9,585
	$55,223	$(27,507)	$27,716

The aggregate future five-year amortization of finite lived intangibles at December 31, 2005 is as follows (in thousands):

2006	$7,907
2007	7,749
2008	6,092
2009	4,606
2010	3,498
Thereafter	4,720
Total	$34,572

Under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 12 - Segment Information.

The Company performed its annual impairment test of its goodwill and intangible assets during the fourth quarter of 2005.  Based on this test, the Company recorded an impairment charge of $4.3 million related to the Golf Card Club which is included in the Membership Services segment.  During the current year, the number of Golf Card Club memberships decreased by approximately 10,000 members, consistent with the loss in members in 2004.  In 2004 we planned to reduce the costs associated with the Golf Card Club to stabilize the overall earnings.  In 2005 we determined that based on the reduced projected future cash flows as a result of reduced membership, combined with the increasing incremental costs necessary to acquire new members, the goodwill relating to Golf Card Club was impaired.

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

In April 2005, Camping World, Inc. acquired the assets of an RV catalog retailer for $0.6 million.  The acquisition price was allocated to inventory and membership and customer lists.  In May 2005, Ehlert Publishing Group, Inc. acquired the publishing assets of Nordskog Publishing, Inc. for $4.0 million.  The acquisition price was allocated primarily to membership and customer lists and non-compete agreements.  In December 2005, Ehlert Publishing Group, Inc., through its wholly-owned subsidiary, AGI Productions, Inc., acquired the consumer outdoor recreation show assets of Royal Productions, Inc. for $8.5 million.  The acquisition price was allocated primarily to membership and customer lists.

4.                                       ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2005	2004
Compensation and benefits	$12,911	$12,018
Other accruals	21,183	22,212
	$34,094	$34,230

5.                                       LONG-TERM DEBT

The following reflects outstanding long-term debt as of December 31 (in thousands):

	2005	2004
AGI 9% Senior Subordinated Notes due 2012	$200,000	$200,000
AGI Credit Facility:
Term Loans	111,150	112,550
Other long-term obligations	8,850	1,786
	320,000	314,336
Less: current portion	(6,136)	(1,676)
	$313,864	$312,660

On June 24, 2003, the Company entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (“Senior Credit Facility”) providing for term loans (“Term Loans”) in the aggregate of $140.0 million and a revolving credit facility of $35.0 million.  Proceeds from the Senior Credit Facility were used to refinance the existing senior secured indebtedness, pay dividends of $13.7 million to AGI’s parent, AGI Holding Corp., and redeem $30.0 million of AGH Notes at 103.667% of par as of July 24, 2003.  The funds available under the revolving credit line of the Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  Re-borrowings under the Term Loans are not permitted.  The interest on borrowings under the Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 0.75% to 2.75% over the stated rates.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  Further, the Senior Credit Facility requires the loans to be prepaid in an amount equal to 75% of the excess cash flow, as defined.  The balance of the excess cash flow would be available for distribution.  As of December 31, 2005, the Company generated $1.7 million of excess cash flow, as defined and will prepay the Term Loans in the first quarter of 2006, on a pro-rata basis, in inverse order of maturity, per the agreement.  The Senior Credit Facility is secured by substantially all the assets and a pledge of the stock of AGI.  As of the refinancing date, the Company incurred a $1.7 million debt extinguishment charge representing the write-off of unamortized deferred financing cost associated with the prior financing facility.

The Company also announced on June 24, 2003 that notice was given on the same date, to note holders of record, to redeem $30.0 million of the AGH Notes.  The redemption date was July 24, 2003.  The notes were redeemed at 103.667% of par plus accrued interest to the date of redemption.  The redemption was funded by borrowings under the Senior Credit Facility.  The bond redemption premium and the pro rata amount of unamortized deferred financing costs in the amount of $1.1 million and $0.4 million, respectively, were recognized as of the redemption date.

As of December 31, 2005, $111.2 million was outstanding under the Term Loans and the average interest rate on the Term Loans was 6.97%.  As of December 31, 2005 permitted borrowings under the undrawn revolving line were $27.5 million.  The Company had commercial and standby letters of credit in the aggregate amount of $7.5 million outstanding as of December 31, 2005.  The aggregate quarterly scheduled payments on the Term Loans are $0.35 million.  The revolving credit facility matures on June 24, 2008, and the Term Loans mature on June 24, 2009.

On February 18, 2004, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (the “AGI Senior Notes”).  AGI completed a registered exchange of the AGI Senior Notes in August 2004 under the Securities Act of 1933.  Interest is payable on the AGI Senior Notes twice a year on each February 15 and August 15, beginning August 15, 2004, and the AGI Senior Notes mature on February 15, 2012.  The proceeds of the issuance were used to fund the tender offer and defeasance of the remaining $100.0 million outstanding principal amount of the AGH Notes.  The Company used the remaining proceeds from the issuance of the AGI Senior Notes to prepay $25.0 million of the Senior Credit Facility, pay a $60.0 million dividend, create a $15.0 million segregated cash account, pay certain prepayment and transaction costs and for general corporate purposes.   The bond redemption premium, consent fee and the unamortized deferred financing costs in the amount of $1.7 million, $1.7 million, and $1.1 million, respectively, were recognized as of the redemption date.  The Company also incurred a $0.5 million debt extinguishment charge representing the pro rata unamortized deferred financing costs associated with the prepayment of the Senior Credit Facility.

In November 2004, the Company amended the Senior Credit Facility dated June 24, 2003 to reduce the interest rates on the Term Loans in both agreements by 1.00%.  The amendments reduced the applicable interest margin was reduced from 4.00% to 3.00% and 3.00% to 2.00% for the LIBOR and Prime Rate loans, respectively.  On November 13, 2005, we further amended the Senior Credit Facility dated June 24, 2003 and terminated the Senior Secured Floating Rate Note Purchase Agreement dated as of June 24, 2003.  All Term Loans under the Senior Secured Floating Rate Note Purchase Agreement were converted into Term Loans under the Credit Agreement.  In addition, the interest rates on the Term Loans have been reduced by 0.50% and the amendment provides for a further reduction of 0.25% at any time when the consolidated total leverage ratio, as defined, for any period is less than 4.25 to 1.  The amendment reduces the applicable interest margin from 3.00% to 2.50% and 2.00% to 1.50% for the LIBOR and Prime Rate loans, respectively.

On March 24, 2005 in a private placement, AGHI, our parent company, issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  AGHI completed a registered exchange of the AGHI Notes under the Securities Act of 1933 on June 8, 2005.  The AGHI Notes are unsecured obligations of AGHI, and AGI and its subsidiaries have not guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes.  Any additional AGHI Notes issued in payment of interest are due in full on or before March 15, 2010.  The AGHI Notes cannot be redeemed prior to February 15, 2008.  Although the only source of the cash payment of the AGHI Notes is dividends from its subsidiary, there are certain restrictions on the payment of dividends under the Senior Credit Facility and the indenture governing the terms of the AGI Senior Notes (the “AGI Indenture”) under which AGI has issued $200.0 million in 9% senior subordinated notes due 2012.  AGHI expects to issue additional notes of the same tenor as the AGHI Notes through February 15, 2008 to pay interest on the AGHI Notes when and as such interest is due.  After February 15, 2008, AGHI must rely on dividends from AGI to fund the interest payments due under the AGHI Notes.

AGHI contributed the net proceeds from the issuance of the AGHI Notes, approximately $81.0 million, to AGI and in turn, AGI made an equity contribution to its wholly-owned subsidiary, Camping World, Inc. (“Camping World”).  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. (“CWI”).  CWI created a new wholly-owned subsidiary named CWFR Capital Corp., a Delaware corporation (“CWFR”) which is an “unrestricted subsidiary” as defined under the AGHI Notes and the AGI Indenture.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the AGHI Notes.  CWI made an equity capital contribution to CWFR in an equal amount to the capital contribution that CWI received from Camping World.  CWFR used the proceeds from the equity capital contribution to acquire a preferred membership interest in FreedomRoads Holding Company, LLC (“FreedomRoads Holding”), a Minnesota limited liability company owned 90% by The Stephen Adams Living Trust which also indirectly owns 97.4% of the outstanding capital stock of AGHC and indirectly AGHI.

The preferred membership interest acquired by CWFR has a face amount of $88.2 million and is entitled to receive a preferred payment from FreedomRoads Holding at 10-7/8% per annum when and as declared by the Board of Governors of FreedomRoads from any source legally available therefor.  Any portion of the preferred payment not paid will accumulate and will be compounded semi-annually until paid.  FreedomRoads Holding may redeem the preferred membership interest upon the payment of $88.2 million plus the accrued and unpaid preferred return to the date of redemption.  FreedomRoads Holding will be required to redeem the preferred membership interest at that same redemption price if there is a sale or reorganization of the membership interests of FreedomRoads Holding or a sale of substantially all of the assets of FreedomRoads Holding.  According to the terms of the preferred membership interest, FreedomRoads Holding cannot make distributions with respect to membership interests other than (a) distributions with respect to the preferred membership interest, (b) distributions for the members’ estimated tax liabilities from earnings of FreedomRoads Holding and (c) distributions in the aggregate not to exceed 50% of the amount of (i) FreedomRoads Holding’s net profit for the period from January 1, 2005 through the end of the fiscal quarter next preceding the distribution date less (ii) the aggregate amount of tax distributions made during the period from January 1, 2005 through the end of the fiscal quarter next preceding the distribution date.  CWFR may not sell, pledge or otherwise transfer the preferred membership interest.  The preferred membership interest does not provide CWFR with any voting rights in FreedomRoads Holding.  The preferred membership interest FreedomRoads Holding is being carried at cost and is reviewed periodically for impairment.

The AGI Credit Facility and the AGI indenture contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets and investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at December 31, 2005.

The aggregate future maturities of long-term debt at December 31, 2005 are as follows (in thousands):

2006	$6,136
2007	3,511
2008	3,671
2009	106,236
2010	446
Thereafter	200,000
Total	$320,000

6.                                       INCOME TAXES

The components of the Company’s income tax expense from operations for the year ended December 31, consisted of (in thousands):

	2005	2004	2003
Current:
Federal	$8,866	$5,090	$8,249
State	1,227	711	1,148
Deferred	(2,677)	2,274	(122)
Income tax expense	$7,416	$8,075	$9,275

A reconciliation of income tax expense from operations to the federal statutory rate for the year ended December 31 is as follows (in thousands):

	2005	2004	2003

Income taxes computed at federal statutory rate	$6,354	$6,413	$8,633
State income taxes - net of federal benefit	545	550	740
Permanent difference:
Disposition of book goodwill	—	1,334	—
Goodwill written off	1,651	—	—
Reduction of valuation allowance	(1,036)	—	—
Other	(98)	(222)	(98)
Income tax expense	$7,416	$8,075	$9,275

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards.  Significant items comprising the net deferred tax asset at December 31 are (in thousands):

	2005	2004
Deferred tax liabilities:
Management Incentive	$(3,254)	$(3,254)
Accelerated depreciation	(2,236)	(2,194)
Prepaid expenses	(3,051)	(3,046)
Intangible assets	(1,996)	(1,901)
Basis difference on building and land	(11,868)	(13,286)
Other	(271)	(285)
	(22,676)	(23,966)
Deferred tax assets:
Intangible assets	1,163	434
Deferred revenues	8,957	7,765
Accrual for employee benefits and severance	1,720	2,895
Accrual for deferred phantom stock compensation	2,280	1,995
Charitable contribution carryforward	—	1,512
Claims reserves	2,996	3,447
Reserve for resort cards/points	1,162	1,382
Deferred compensation	9,704	9,251
Bad debt reserve	1,103	832
Other reserves	3,206	2,427
	32,291	31,940

Valuation allowance	—	(1,036)

Net deferred tax assets	$9,615	$6,938

The Company and its subsidiaries are parties to a tax-sharing agreement with the Company’s ultimate parent; however, taxes are determined on a separate company basis.  As part of the tax-sharing agreement, AGHC is compensated for its usable share of separate company federal tax losses.  As such, accrued income taxes on the balance sheet are due AGHC.  The accrued taxes due AGHI under the tax sharing agreement are reported under other long-term liabilities as they will not be paid within the next 12 months in accordance with the AGI Credit Facility.  Accrued taxes due AGHI as of December 31, 2005 was $3.1 million.  At December 31, 2005, the valuation allowance was eliminated as the Company determined that the deferred tax asset related to the charitable contribution carryforward would be fully realized.

7.                                       COMMITMENTS, CONTINGENCIES

Leases — The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates.  Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 2005 are as follows (in thousands):

2006	$12,606
2007	11,454
2008	9,581
2009	8,795
2010	8,457
Thereafter	86,469
Total	$137,362

During 2005, 2004 and 2003, respectively, approximately $13.1 million, $12.5 million, and $11.8 million of rent expense was charged to costs and expenses.

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

In September 2004, the Company’s subsidiary, CWI, Inc., was sued in California state court by Privacy Rights Clearinghouse and Benjamin Greene (the “Plaintiffs”) in a suit alleging that CWI, Inc. was recording personal identification information from retail customers in violation of certain

California statutes. The plaintiff sought injunctive relief preventing CWI, Inc. from engaging in any act or practice constituting unfair competition under the statutes and for statutory penalties and damages. CWI, Inc. responded to the suit and denied that its practices violate the statutes. Without admitting liability or wrongdoing, CWI, Inc. and the Plaintiffs entered into a Settlement Agreement which was given final approval by the court on December 16, 2005. The terms of the Settlement Agreement were not material.

Employment Agreements — The Company has employment agreements with certain officers. The agreements include, among other things, approximately one year’s severance pay beyond the termination date.

8.         RELATED-PARTY TRANSACTIONS

In conjunction with the sale of real estate properties to an affiliate on December 5, 2001, (see Note 7), the Company accepted $4.8 million of the purchase price in the form of ten-year balloon note receivable yielding 11% per annum, with monthly payments of approximately $46,000. Such amount is included in Note from Affiliate on the accompanying balance sheet.

Certain directors of the Company are partners in partnerships and shareholders of corporations that lease facilities to the Company under long-term leases. For the years ended December 31, 2005, 2004 and 2003, payments under these leases were approximately $6.7 million, $7.1 million, and $7.0 million, respectively. Future commitments under these leases total approximately $102.2 million. The leases expire at various dates from September 2007 through July 2029, subject to the Company’s right to exercise renewal options.

The Company has entered into various agreements with FreedomRoads, LLC, which is owned by entities controlled by the Company’s Chairman. These agreements include facility leases and product marketing and sales agreements. At December 31, 2005, the Company leased ten properties from FreedomRoads and sub-leased four properties to FreedomRoads. Total payments received under the ten leased properties for 2005 and 2004 were approximately $0.7 million and $0.2 million, respectively, and future commitments under these leases total approximately $6.6 million. The leases expire at various dates from August 2013 through October 2015. For 2005 and 2004, lease payments received from FreedomRoads for the four subleased properties were approximately $0.7 million and $0.6 million, respectively, and future payments to be received under these subleases total approximately $5.3 million. Payments under the product marketing and sales agreements were approximately $3.2 million, $3.7 million and $0.1 million for 2005, 2004 and 2003 respectively.

In March 2002, the Company received a royalty payment of $1.5 million from Holiday RV Superstores, Inc., doing business as Recreation USA, (“Recreation USA”). This non-refundable payment granted Recreation USA a limited non-exclusive license to use the Good Sam trademarks. When the Company entered into the agreement with Recreation USA, the Chairman beneficially owned, through entities controlled by him, approximately 57% of the then outstanding common stock of Recreation USA after taking into account conversion and exercise of his beneficially owned securities in Recreation USA. The Company was recording the royalty payment into income in a level amount ratably over the three-year term of the license. The agreement with Recreation USA terminated in October 2003 and, as a result, the unamortized balance of the royalty agreement was recognized as revenue in the fourth quarter of 2003.

9.         STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for December 31 (in thousands):

	2005	2004	2003
Cash paid during the year for:
Interest	$25,602	$21,236	$18,733
Income taxes	9,633	5,552	9,569

The Company entered into the following non-cash investing and financing transactions:

2005:

In May 2005, the Company assumed $0.5 million of liabilities and issued $1.5 million of debt in the acquisition of the Powerboat magazine title and related assets from Nordskog Publishing, Inc.

In December 2005, the Company assumed $1.8 million of liabilities and issued $6.0 million of debt in the acquisition of Royal Productions, Inc.

2004:

In February 2004, the Company declared and distributed a $4.4 million non-cash dividend consisting of the Adams Insurance Holding LLC notes receivable.

In December 2004, the Company assumed $0.4 million in liabilities and issued $0.7 million of purchase debt in the acquisition of ARU, Inc.

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

10.       BENEFIT PLAN

The Company sponsors a deferred savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(a) and 401(k) of the Internal Revenue Codes of 1986, as amended (the “Code”). All employees over age 21 are eligible to join the 401(k) Plan on the first day of each month following their date of employment. Eligible employees may contribute up to 15% of their salary subject to an annual maximum established under the Code. In 2005, the Company elected a Safe Harbor Matching Contribution for the employer match and set the employer match, which vests upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution. Employees may defer up to 60% of their eligible compensation up to IRS limits. The Company’s contributions to the plan totaled approximately $1.7 million, $1.5 million, and $1.3 million for 2005, 2004, and 2003, respectively.

11.       DEFERRED PHANTOM STOCK COMPENSATION

The Company has deferred compensation agreements with certain officers. The agreements provide for payment to the officers upon their termination, death, disability, or sale of the Company. Deferred compensation is included in other long-term liabilities except for amounts expected to be paid in 2006, which have been classified in current liabilities. This deferred compensation is subject to vesting under the terms of the individual agreements. Vesting periods range from 20% per year over a five-year period to immediate vesting upon entering an agreement. The Company incurred deferred compensation expense of $2.2 million, $3.0 million, and $0.7 million for 2005, 2004, and 2003, respectively.

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

The Company does not allocate income taxes or unusual items to segments. Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
YEAR ENDED DECEMBER 31, 2005
Revenues from external customers	$133,756	$79,122	$272,682	$485,560
Gain (loss) on sale of property and equipment	—	(5)	7	2
Interest income	5,000	—	14	5,014
Interest expense	—	273	10,375	10,648
Depreciation and amortization	3,546	2,401	7,085	13,032
Segment profit	37,685	19,894	660	58,239
Segment assets	162,562	89,104	207,736	459,402
Expenditures for segment assets	2,241	849	8,005	11,095

YEAR ENDED DECEMBER 31, 2004
Revenues from external customers	$131,608	$77,977	$255,094	$464,679
Gain on sale of property and equipment	—	13	22	35
Interest income	2,831	—	4	2,835
Interest expense	—	674	10,221	10,895
Depreciation and amortization	3,643	1,811	6,243	11,697
Segment profit	39,822	19,881	269	59,972
Segment assets	170,270	75,731	124,325	370,326
Expenditures for segment assets	1,455	1,228	6,091	8,774

YEAR ENDED DECEMBER 31, 2003
Revenues from external customers	$128,664	$71,436	$225,306	$425,406
Gain on sale of property and equipment	—	—	185	185
Interest income	2,640	—	3	2,643
Interest expense	—	1,138	9,642	10,780
Depreciation and amortization	3,365	725	4,404	8,494
Segment profit (loss)	41,407	18,968	(1,158)	59,217
Segment assets	145,233	77,101	118,450	340,784
Expenditures for segment assets	2,003	979	7,567	10,549

The following is a summary of the reconciliations of reportable segments to the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Gain on Sale of Property and Equipment
Total gain on sale for reportable segments	$2	$35	$185
Other non-allocated gain	—	397	25
Total gain on sale of property and equipment	$2	$432	$210

Interest Income
Total interest income for reportable segments	$5,014	$2,835	$2,643
Elimination of intersegment interest income	(4,994)	(2,829)	(2,638)
Other non-allocated interest income	1,041	749	804
Total interest income	$1,061	$755	$809

Interest Expense
Total interest expense for reportable segments	$10,648	$10,895	$10,780
Elimination of intersegment interest expense	(10,534)	(10,843)	(10,764)
Other non-allocated interest expense	25,528	23,942	18,916
Total interest expense	$25,642	$23,994	$18,932

Depreciation and Amortization
Total depreciation and amortization for reportable segments	$13,032	$11,697	$8,494
Unallocated depreciation and amortization expense	2,497	2,196	1,804
Total consolidated depreciation and amortization	$15,529	$13,893	$10,298

Income From Operations Before Income Taxes
Total profit for reportable segments	$58,239	$59,972	$59,217
Unallocated depreciation and amortization expense	(2,497)	(2,196)	(1,804)
Unallocated G & A expense	(18,641)	(19,633)	(19,571)
Unallocated interest expense, net	(24,487)	(23,193)	(18,112)
Unallocated gain on sale of property and equipment	—	397	25
Unallocated debt restructure expense	—	(5,035)	(3,218)
Elimination of intersegment interest expense, net	5,540	8,014	8,126
Income from operations before income taxes	$18,154	$18,326	$24,663

Assets
Total assets for reportable segments	$459,402	$370,326	$340,784
Capitalized finance costs not allocated to segments	9,568	10,951	6,313
Corporate unallocated assets	16,376	13,705	21,198
Elimination of intersegment receivable	(69,886)	(74,760)	(65,433)
Consolidated total	$415,460	$320,222	$302,862

Capital Expenditures
Total expenditures for assets for reportable segments	$11,095	$8,774	$10,549
Other asset expenditures	276	95	261
Total capital expenditures	$11,371	$8,869	$10,810

13.       SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of selected quarterly information for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Total revenue	$108,687	$133,212	$124,717	$118,944
Gross profit	42,671	50,575	44,627	45,918
Net income	1,898	5,131	1,736	1,973

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Total revenue	$101,282	$127,644	$117,613	$118,140
Gross profit	37,746	47,465	43,458	47,541
Net income (loss)	(182)	5,425	1,851	3,157

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Total revenue	$92,479	$115,658	$110,099	$107,170
Gross profit	36,303	44,661	39,940	40,473
Net income	3,099	5,544	1,221	5,524

14.       VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period

Description:

Year ended December 31, 2005: Allowance for doubtful accounts receivable	$810	$521	$379	(a)	$952

Year ended December 31, 2004: Allowance for doubtful accounts receivable	$1,039	$585	$814	(a)	$810

Year ended December 31, 2003: Allowance for doubtful accounts receivable	1,202	1,611	1,774	(a)	1,039

(a)   Accounts determined to be uncollectable and charged against allowance account, net of collection on accounts previously charged against allowance account.

15.       NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION

In February 2004, the Company completed an offering of $200.0 million 9% Senior Subordinated Notes (“AGI Senior Notes”) due in 2012. Interest is payable on the AGI Senior Notes twice a year on February 15 and August 15, beginning August 15, 2004. The Company’s present and future restricted subsidiaries will guarantee the AGI Senior Notes with unconditional guarantees of payment that will rank junior in right of payment to their existing and future senior debt, but will rank equal in right of payment to their existing and future senior subordinated debt.

All of the Company’s subsidiaries have jointly and severally guaranteed the indebtedness under the AGI Senior Notes. Full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the AGI Senior Notes.

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the year ended December 31, 2005 (in thousands).

	AGI	GUARANTORS	NON- GUARANTOR	ELIMINATIONS	AGI CONSOLIDATED

Cash & cash equivalents	$26,421	$(1,643)	$—	$—	$24,778
Accounts receivable (net of allowance for doubtful accounts)	317	96,077	—	(69,886)	26,508
Inventories	—	47,039	—	—	47,039
Other current assets	4,769	11,444	—	—	16,213
Total current assets	31,507	152,917	—	(69,886)	114,538

Property and equipment, net	5,680	24,163	—	—	29,843
Intangible assets	8,245	26,327	—	—	34,572
Goodwill	67,584	76,845	—	—	144,429
Investment in subsidiaries	468,270	81,005	—	(549,275)	—
Affiliate note and investments	44,795	—	81,005	(40,073)	85,727
Other assets	11,844	(5,493)	—	—	6,351
Total assets	$637,925	$355,764	$81,005	$(659,234)	$415,460

Accounts payable	$985	$11,698	$—	$—	$12,683
Accrued and other liabilities	18,932	22,524	—	—	41,456
Current portion of long-term debt	72,561	43,534	—	(109,959)	6,136
Current portion of deferred revenue	1,592	59,402	—	—	60,994
Total current liabilities	94,070	137,158		(109,959)	121,269

Deferred revenue	2,785	35,141	—	—	37,926
Long-term debt	308,475	5,389	—	—	313,864
Other long-term liabilities	298,960	(290,194)	—	—	8,766
Total liabilities	704,290	(112,506)		(109,959)	481,825

Interdivisional equity	—	468,270	81,005	(549,275)	—
Stockholders’ deficit	(66,365)	—	—	—	(66,365)

Total liabilities & stockholder’s equity	$637,925	$355,764	$81,005	$(659,234)	$415,460

Revenue	$5,432	$480,128	$—	$—	$485,560
Costs applicable to revenues	(12,995)	(288,774)	—	—	(301,769)
Operating expenses	(20,617)	(120,434)	—	—	(141,051)
Interest income (expense), net	(18,947)	(5,634)	—	—	(24,581)
Income from investment in consolidated subsidiaries	35,115	—	—	(35,115)	—
Other non operating income (expenses)	5,914	(5,919)	—	—	(5)
Income tax benefit (expense)	16,836	(24,252)	—	—	(7,416)
Net income	$10,738	$35,115	$—	$(35,115)	$10,738

Cash flows from operations	$(16,663)	$33,905	$—	$—	$17,242
Cash flows used in investing activities	(123,159)	(93,897)	(81,005)	202,083	(95,978)
Cash flows provided by financing activities	141,391	58,637	81,005	(202,083)	78,950
Cash at beginning of year	24,852	(288)	—	—	24,564
Cash at end of year	$26,421	$(1,643)	$—	$—	$24,778

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the year ended December 31, 2004 (in thousands).

	AGI	GUARANTORS	NON- GUARANTOR	ELIMINATIONS	AGI CONSOLIDATED

Cash & cash equivalents	$24,852	$(288)	$—	$—	$24,564
Accounts receivable (net of allowance for doubtful accounts)	173	98,815	—	(74,760)	24,228
Inventories	55	42,408	—	—	42,463
Other current assets	5,168	12,830	—	—	17,998
Total current assets	30,248	153,765	—	(74,760)	109,253

Property and equipment, net	6,121	21,521	—	—	27,642
Intangible assets	9,661	18,055	—	—	27,716
Goodwill	67,584	81,189	—	—	148,773
Investment in subsidiaries	451,280	—	—	(451,280)	—
Other assets	13,823	(6,985)	—	—	6,838
Total assets	$578,717	$267,545	$—	$(526,040)	$320,222

Accounts payable	$422	$16,089	$—	$—	$16,511
Accrued and other liabilities	21,458	22,760	—	—	44,218
Current portion of long-term debt	76,160	276	—	(74,760)	1,676
Current portion of deferred revenue	1,245	56,416	—	—	57,661
Total current liabilities	99,285	95,541		(74,760)	120,066

Deferred revenue	2,908	38,561	—	—	41,469
Long-term debt	311,150	1,510	—	—	312,660
Other long-term liabilities	323,482	(319,347)	—	—	4,135
Total liabilities	736,825	(183,735)	—	(74,760)	478,330

Interdivisional equity	—	451,280	—	(451,280)	—
Stockholder’s deficit	(158,108)	—	—	—	(158,108)

Total liabilities & stockholder’s deficit	$578,717	$267,545	$—	$(526,040)	$320,222

Revenue	$5,499	$459,180	$—	$—	$464,679
Costs applicable to revenues	(13,364)	(275,105)	—	—	(288,469)
Operating expenses	(21,816)	(108,214)	—	—	(130,030)
Interest income (expense), net	(15,179)	(8,060)	—	—	(23,239)
Income from investment in consolidated subsidiaries	34,015	—	—	(34,015)	—
Other non operating income (expenses)	2,376	(6,991)	—	—	(4,615)
Income tax benefit (expense)	18,720	(26,795)	—	—	(8,075)
Net income	$10,251	$34,015	$—	$(34,015)	$10,251

Cash flows from operations	$(15,565)	$53,931	$—	$—	$38,366
Cash flows used in investing activities	(1,435)	(5,704)	—	—	(7,139)
Cash flows (used in) provided by financing activities	37,003	(49,781)	—	—	(12,778)
Cash at beginning of year	4,849	1,266	—	—	6,115
Cash at end of year	$24,852	$(288)	$—	$—	$24,564

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the year ended December 31, 2003 (in thousands).

	AGI	GUARANTORS	NON- GUARANTOR	ELIMINATIONS	AGI CONSOLIDATED
Revenue	$7,276	$418,130	$—	$—	$425,406
Costs applicable to revenues	(12,885)	(251,144)	—	—	(264,029)
Operating expenses	(21,156)	(94,418)	—	—	(115,574)
Interest income (expense), net	(9,986)	(8,137)	—	—	(18,123)
Income from investment in consolidated subsidiaries	40,131	—	—	(40,131)	—
Other non operating income (expenses)	3,195	(6,212)	—	—	(3,017)
Income tax benefit (expense)	8,813	(18,088)	—	—	(9,275)
Net income (loss)	$15,388	$40,131	$—	$(40,131)	$15,388

Cash flows from operations	$(16,565)	$38,415	$—	$—	$21,850
Cash flows used in investing activities	(3,831)	(10,676)	—	—	(14,507)
Cash flows (used in) provided by financing activities	25,118	(28,076)	—	—	(2,958)
Cash at beginning of year	127	1,603	—	—	1,730
Cash at end of year	$4,849	$1,266	$—	$—	$6,115

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

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors are as follows:

Name	Age	Position

Michael A. Schneider	51	President, Chief Executive Officer and Director
Mark J. Boggess	49	President, Chief Executive Officer of Camping World, Inc.
Thomas F. Wolfe	44	Senior Vice President and Chief Financial Officer
Michael Blumer	60	Senior Vice President
Murray S. Coker	65	Senior Vice President
Laura A. James	49	Senior Vice President/ Human Resources and Administration
Brent Moody	44	Senior Vice President/ General Counsel and Business Development
Prabhuling Patel	59	Senior Vice President
Stephen Adams	68	Chairman of the Board of Directors
Andris A. Baltins	60	Director
David Frith-Smith	60	Director
J. Kevin Gleason	54	Director
George Pransky	65	Director

Michael A. Schneider became our President and Chief Executive Officer as of January 1, 2004. Prior to that time, Mr. Schneider had been our Chief Operating Officer since 1996. Prior thereto, Mr. Schneider served as our Senior Vice President and General Counsel since January 1993 and was responsible for administrative areas, development of new corporate ventures and portions of the RV publication business and the advertising and sales departments. Prior to January 1993 and since 1977, Mr. Schneider has held a variety of senior management positions in our publication business.  Mr. Schneider also serves as a director of Adams Outdoor Advertising Inc., the managing general partner of Adams Outdoor Advertising Partnership, which is controlled by Stephen Adams.

Mark J. Boggess became the President and Chief Executive Officer of our Camping World subsidiary as of January 1, 2004. Prior to that time, Mr. Boggess had been our Senior Vice President and Chief Financial Officer since June 1993. From June 1992 through May 1993, Mr. Boggess was Vice President and Chief Financial Officer of Hypro Corporation, a privately owned manufacturer of fluid transfer pumps. From June 1989 through June 1992, Mr. Boggess was Treasurer of Adams Communications Corporation, a holding company controlled by Stephen Adams which owned television and radio station operations throughout the United States. Mr. Boggess is also an owner of a small percentage interest in FreedomRoads Holding.

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

Murray S. Coker was our Senior Vice President-Marketing and oversees the marketing of all of our products, services and clubs. He joined Camping World in 1978 and has served in various management positions including Vice President-Mail Order, Vice President-Direct Marketing and Senior Vice President-Marketing. Prior to joining Camping World, Mr. Coker was a consultant specializing in retail systems for Management Design Associates and Deloitte & Touche LLP. He was the Data Systems Product Line Manager for Pitney Bowes’ Monarch Marketing Systems Division and a Systems Engineer for IBM Corporation. Mr. Coker retired effective December 31, 2005.

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

Andris A. Baltins has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A. since 1979. Mr. Baltins is a member of the board of Polaris Industries, Inc., a manufacturer of snowmobiles, all-terrain vehicles, motorcycles and related products, and serves as the Chair of its Corporate Governance and Nominating Committee and is also a member of its Compensation Committee. He also serves as a director of various private and non-profit corporations. Mr. Baltins joined the Board of Directors in February 2006. Mr. Baltins’ law firm provides legal services to the Company and its subsidiaries.  Mr. Baltins also serves as a director of Adams Outdoor Advertising Inc., the managing general partner of Adams Outdoor Advertising Partnership, which is controlled by Stephen Adams.

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

J. Kevin Gleason has served as the Chief Executive Officer and President of Adams Outdoor Advertising, LP, an entity controlled by Mr. Adams, since 1991. Prior to that time, Mr. Gleason was Executive Vice President and General Manager since 1987. Mr. Gleason served as General Manager of Naegele Outdoor Advertising of Southern California from 1985 to 1987. He has served as vice chair marketing, and Chairman of the Outdoor Advertising Association of America as well as a board member of the Traffic Audit Bureau. Mr. Gleason joined the Board of Directors in October 2005.

George Pransky, Ph.D. has been in private practice as co-director of Pransky and Associates in La Conner, Washington since 1988. He is a frequent consultant for government and private agencies and has been a contract faculty member for a number of educational institutions, including the University of Washington, the University of Oregon and Antioch College. Dr. Pransky has trained management groups in team building, stress elimination and leadership development for twenty-five years. Dr. Pransky joined the Board of Directors in February 2006 and he also serves as a director of Adams Outdoor Advertising, Inc.

Directors are elected for terms of one year or until their successors have been duly elected. There are no family relationships between any of the directors and/or executive officers.

Board Functions as Audit Committee

Our securities are not listed on any national securities exchange and we are not required to maintain a separate audit committee of the Board nor are we subject to the audit committee independence requirements set forth in Rule 10A-3 of the Securities Exchange Act of 1934, as amended. On February 22, 2006, the Board of Directors of the Company disbanded the Audit Committee and assumed its oversight of the integrity of our financial statements; our compliance with legal and regulatory requirements; the retention, independence and qualifications of our independent auditor; and the responsibilities, budget and performance of our independent auditor.

Code of Professional Conduct

We have adopted a Code of Professional Conduct that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other employees. This Code of Professional Conduct is posted on our website at www.affinitygroup.com and may be found as follows:

•       From our main web page, first click on “About AGI,”

•       Then, click on “Code of Conduct.”

ITEM 11:  EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain summary information concerning the compensation paid by us to our Chief Executive Officer and each of the four other highest compensated executive officers who were officers at December 31, 2005, for the fiscal years ending December 31, 2005, 2004, and 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Other Annual		All Other
Name and Principal Position	Year	Salary	Bonus (1)	Compensation (1)(2)		Compensation (3)

Michael A. Schneider	2005	$100,000	$662,510	$492,702	(4)	$8,485
President,	2004	100,000	645,080	492,702	(5)	8,764
Chief Executive Officer	2003	210,000	290,055			8,660

Mark J. Boggess	2005	100,000	658,206	563,870	(4)	104,676
President, Chief Executive	2004	100,000	646,521	563,870	(5)	8,564
Officer of Camping World	2003	155,140	362,569			8,580

Murray S. Coker	2005	203,538	204,742	315,371	(4)	6,203
Senior Vice President	2004	196,000	198,990	315,371	(5)	9,305
	2003	196,000	191,436			9,028

Thomas F. Wolfe	2005	185,000	166,039			7,796
Senior Vice President	2004	181,132	167,353			8,364
Chief Financial Officer	2003	151,358	40,608			7,696

Peter Klein	2005	210,000	100,507			8,400
Senior Vice President	2004	218,000	96,029			6,668
of Camping World	2003	192,212	64,418			1,991

(1)       Compensation defined as “Bonus” and “Other Annual Compensation” is eligible, at the election of the employee, to be contributed to the AGHC Key Employee Security Option Plan (“KEYSOP”). See “Agreements with Executive Officers.”

(2)       Personal benefits are the lesser of (i) 10% of total annual salary and bonus (ii) $50,000, except as described in Note (3) below.

(3)       Represents company contributions to 401(k), split dollar life insurance economic benefit and personal use of Company assets. Further, the Company incurred $96,166 of employee relocation expense for Mr. Boggess.

(4)       Under the terms of the phantom stock agreements, Mr. Schneider received $492,702, Mr. Boggess received $563,870, and Mr. Coker received $315,371 in 2005. Payments to Mr. Schneider and Mr. Coker were contributed to the KEYSOP.

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

Agreements with Executive Officers

Until December 31, 2003, the Company and Mr. Adams were parties to an amended employment agreement providing for his employment as the Chairman of our Board of Directors. That agreement terminated effective December 31, 2003, following issuance of the AGI Senior Notes.

Effective January 1999, the Company introduced the KEYSOP for key employees of AGI and its subsidiaries. This non-qualified deferred compensation plan allows key employees the option to contribute specific compensation, including bonuses, incentive compensation, and phantom stock payments to the KEYSOP. Contributions to the KEYSOP from AGI employees totaled $1.3 million, $4.0 million, and $4.6 million in 2005, 2004 and 2003, respectively.

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

As of December 31, 2005, the aggregate accrued liability under the phantom stock incentive program was $6.0 million, of which $0.6 million has been reflected as current in the financial statements. The earned incentives under these agreements are scheduled to be paid at various times over the next two years. During 2005, we incurred deferred executive compensation expense of $2.2 million under the phantom stock agreements. Phantom stock payments of $1.5 million were made during the 2005.

The following table sets forth the current awards outstanding under the Company’s phantom stock incentive program as of December 31, 2005.

Officer/Director	Full Interest	Vested Amount
Michael A. Schneider	2.50%	2.50%
Mark J. Boggess	2.50%	2.50%
Murray S. Coker	1.00%	1.00%
Thomas F. Wolfe	0.33%	0.13%
Laura A. James	0.10%	0.04%
Prabhuling Patel	0.10%	0.02%
Other officers and key employees:
Camp Coast to Coast Inc. subsidiary	(1)	(1)
Camping World, Inc. subsidiary	(2)	(2)

(1)           The phantom stock interest relates to four executives in our Camp Coast to Coast, Inc. subsidiary. The full interest for each executive ranges from 0.35% of the increase in that subsidiary’s value to 15.00% of the increase in that subsidiary’s value depending upon the level of the increase. The full interest vests in equal portions over a five year period.

(2)           The phantom stock interest relates to four executives in our Camping World, Inc. subsidiary. The full interest for each executive ranges from 1.45% of the increase in that subsidiary’s value to 2.25% of the increase in that subsidiary’s value depending upon the level of the increase. The full interest vests in equal portions over a five year period.

The executives’ base salary and annual bonus are determined from time to time by the Board of Directors. In the event the executives’ employment is terminated without cause, the phantom stock agreements provide for severance benefits of up to one year’s base salary plus the accrued bonus for the year in which such termination occurs.

Compensation Committee Interlock and Insider Participation

The Company’s Board of Directors determines the compensation of the executive officers. Michael A. Schneider, President, serves on the Board of Directors.

Messrs. Boggess, Coker and Blumer are partners in various partnerships that lease nine facilities under long-term leases to Camping World. For the years ended December 31, 2005, 2004 and 2003, payments under these leases were approximately $3.3 million, $3.7 million, and $3.6 million, respectively. The leases expire between September 2007 and December 2020, subject to the right of Camping World to exercise renewal options. We believe that such leases contain lease terms as favorable as lease terms that would be obtained from independent third parties.

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s parent, AGI Holding Corp., for $52.3 million in cash and a note receivable. The properties have been leased back to the Company on a triple net basis. Both the sales price and lease rates were based on market rates determined by third party independent appraisers engaged by the mortgage lender and approved by the Senior Credit Facility agent bank. These leases have an initial term of 25 to 27 years with two five-year options at the then current market rent. Payments under these leases were $3.4 million in 2005.

Bonus Plan

We annually adopt bonus programs for employees. Bonus payments are made based on achievement of specified operating results and/or objectives.

401 (k) Savings and Profit Plan

We sponsor a deferred savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). All employees over age 21 who have completed one year of service (minimum of 1,000 hours) are eligible to participate in the 401(k) Plan. For the plan year 2005, we elected a Safe Harbor Matching Contribution for the employer match and set the employer match, which vests upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution. Employees may defer up to 60% of their eligible compensation up to IRS limits.

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

Director Compensation

We pay directors who are not employees (Messrs. Baltins, Frith-Smith, Gleason and Pransky) director fees of $1,800 per month.

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

Michael A. Schneider became our President and Chief Executive Officer as of January 1, 2004. Mr. Schneider’s compensation package was determined by the Board based on negotiations with Mr. Schneider taking into account the compensation packages of chief executive officers of similarly situated companies and our performance objectives. For 2005, Mr. Schneider received a base salary and he received a bonus based on his assigned percentage of our operating income and the achievement of specified operating results. In addition, Mr. Schneider has been granted phantom stock interests in order to provide him with an incentive to enhance our long-term value. See a description of the phantom stock incentive program for key employees under “Agreements with Executive Officers.”  Standard employee medical and dental benefits and participation in the 401(k) Plan are also available to Mr. Schneider.

Our other executive officers received base salaries for 2005 which the Board has set at levels which are believed by the Board to be reasonably competitive with the salary level of executives in comparable companies. The executive officers also received bonuses based on their respective assigned percentages of our operating income or the operations in which the executive is employed. The percentage assigned to each executive officer depends upon the level of his or her responsibilities. In addition, the other executive officers received phantom stock grants, standard employee medical and dental benefits and participation in the 401(k) Plan.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AGI is a wholly-owned subsidiary of AGHI. AGHI is a wholly-owned subsidiary of AGI Holding Corp. (“AGHC”), a privately-owned corporation. The following table sets forth, as of December 31, 2005, certain information with respect to the beneficial ownership of the Common Stock of AGHC by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each executive officer and the current sole director of AGHC, and all of our executive officers and directors as a group.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain members of our Board of Directors, including the Chairman of the Board, are partners in partnerships and shareholders of corporations that lease facilities to us under long-term leases. For the years ended December 31, 2005, 2004 and 2003, payments under these leases were approximately $6.7 million, $7.1 million, and $7.0 million, respectively. Future commitments under these leases total approximately $102.2 million. The leases expire at various dates from September 2007 through July 2029, subject to our right to exercise renewal options.

In connection with our effort to expand the number of Camping World stores by developing retail alliances with RV dealerships across North America, we have established fourteen Camping World stores alongside or within RV dealerships owned through entities controlled by the Chairman of our Board of Directors, Stephen Adams, and we expect to open additional Camping World stores alongside or within such RV dealerships in the future. At December 31, 2005, the Company leased ten properties from FreedomRoads and sub-leased four properties to FreedomRoads. Total payments received under these ten leased properties for 2005 and 2004 were approximately $0.7 million and $0.2 million, respectively, and future commitments under these leases total approximately $6.6 million. The leases expire at various dates from August 2013 through October 2015. For 2005 and 2004, lease payments received from FreedomRoads for the four subleased properties were approximately $0.7 million and $0.6 million, respectively, and future payments to be received under these subleases total approximately $5.3 million. Payments under the product marketing and sales agreements were approximately $3.2 million, $3.7 million and $0.1 million for 2005, 2004 and 2003 respectively.

On December 5, 2001, we sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp, a wholly-owned subsidiary of our ultimate parent, AGHC, which is owned 97.4% by Mr. Adams, for $52.3 million in cash and a $4.8 million note receivable. The properties have been leased back to us on a triple net basis. These leases are classified as operating leases and the average net annual lease payments over the lives of the leases are $3.4 million. The $4.8 million note receivable yields 11% per annum, with monthly payments of $46,000 and a ten-year balloon due December 2011.

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

For a description of leases which our subsidiaries have with partnerships in which a director of our company has a partnership interest, see “Executive Compensation - Compensation Committee Interlock and Insider Participation.”

The law firm of Kaplan, Strangis and Kaplan, P.A. (“KSK”) provides ongoing legal services to the Company and certain subsidiaries in connection with various matters. Andris A. Baltins, a member of the Board of Directors, is a member of that firm. During 2005, KSK received $0.3 million in legal fees from the Company.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors engaged Ernst & Young LLP as independent auditors to examine our accounts for the fiscal year ending December 31, 2005.

Audit Fees

The aggregate audit fees paid to Ernst & Young LLP for the fiscal years ended December 31, 2005, 2004 and 2003, were $309,960, $256,680 and $311,140, respectively. These fees include amounts for the audit of the Company’s consolidated annual financial statements, stand alone audits of certain subsidiaries, and the reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, including assistance with and review of documents filed with the SEC.

Audit-Related Fees

The aggregate audit-related fees paid to Ernst & Young LLP for the fiscal years ended December 31, 2005, 2004 and 2003 were $3,400, $17,700 and $0, respectively. These fees related to specific analysis of accounting treatments and general assistance with the implementation of the SEC rules pursuant to the Sarbanes-Oxley Act of 2002.

Tax Fees

The aggregate fees billed by Ernst & Young LLP for tax services rendered for the fiscal years ended December 31, 2005, 2004 and 2003 were $99,300, $27,374 and $33,848, respectively. The fees paid in each of those years primarily related to tax planning and compliance services.

All Other Fees

There were no other fees paid to Ernst & Young LLP for the years ended December 31, 2005, 2004 and 2003.

Pre-Approval Requirements

The Board of Directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Ernst & Young LLP during fiscal 2005 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)     Consolidated financial statements are included in Item 8 hereto.

(a) (2)     Consolidated financial statement schedules are included in Item 8 hereto.

(a) (3)     Listing of Exhibits:

The exhibits required to be a part of this report are listed in the Index to Exhibits which follows the signature page.

(b)          Exhibits:

Included in Item 15 (a) (3) above.

(c)          Financial Statement Schedules

Included in Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ventura, State of California on March 3, 2006.

AFFINITY GROUP, INC.

By	/s/ Michael A. Schneider
Michael A. Schneider
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Thomas F. Wolfe	Senior Vice President and	March 3, 2006
Thomas F. Wolfe	Chief Financial Officer
(Principal Financial and Accounting Officer)

*	Director	March 3, 2006
Stephen Adams

*	Director	March 3, 2006
Andris A. Baltins

*	Director	March 3, 2006
David Frith-Smith

*	Director	March 3, 2006
J. Kevin Gleason

*	Director	March 3, 2006
George Pransky

*By:	/s/ Thomas F. Wolfe	March 3, 2006
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

AFFINITY GROUP, INC.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For Fiscal Year Ended December 31, 2005

Item	Regulation S-K Exhibit Table Reference	Sequential Page No.

Certificate of Incorporation of Affinity Group, Inc. (1)	3.1

Bylaws of Affinity Group, Inc. (1)	3.2

Certificate of Ownership and Merger (1)	3.3

Indenture (including form of 9% Senior Subordinated Notes due 2012) dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee (1)	4.5

Registration Rights Agreement dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named herein and CIBC World Markets Corp., as Initial Purchaser (1)	4.6

Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries, as amended (1)	10.1

Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc. (1)	10.2

Form of Phantom Stock Agreements between certain executives and CWI, Inc. (1)	10.3

Form of Phantom Stock Agreements between certain executives and Camp Coast to Coast, Inc. (1)	10.4

Working Agreements and Service Agreements with National General Insurance Contract, as amended (1)	10.6

401(k) Savings and Investment Plan (1)	10.7

Form of Indemnification Agreement for persons consenting to serve as directors (1)	10.8

Unsecured Promissory Note of AGRP Holding Corp., dated December 5, 2001 (1)	10.9

Amended and Restated Marketing Agreement, dated March 15, 2002 by and between Camping World, Inc. and National General Insurance Company (1)	10.10

Item	Regulation S-K Exhibit Table Reference	Sequential Page No.

Amended and Restated Credit Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent (1)	10.11

Senior Secured Floating Rate Note Purchase Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the noteholders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent and General Electric Capital Corporation, as documentation agent (1)	10.12

First Amendment to Credit Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.13

First Amendment to Note Purchase Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.14

Second Amendment to Credit Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.15

Second Amendment to Note Purchase Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.16

Third Amendment to Credit Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.17

Item	Regulation S-K Exhibit Table Reference	Sequential Page No.

Third Amendment to Note Purchase Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.18

Agreement with Cross Country Motor Club, Inc. dated September 7, 2004 (3)	10.19

Lease Agreement for distribution center in Franklin, Kentucky (5)	10.20

Fourth Amendment to Credit Agreement dated March 24, 2005 (6)	10.21

Fourth Amendment to Note Purchase Agreement dated March 24, 2005 (6)	10.22

Preferred Membership Unit Subscription Agreement dated March 24, 2005 between FreedomRoads Holding, LLC and CWFR Capital Corp. (6)	10.23

Fifth Amendment to Credit Agreement dated November 13, 2005 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (7)	10.24

Second Amendment to Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries	10.25	87

Subsidiaries of the Registrant	21

Powers of Attorney	24.1

Certification of President and Chief Executive Officer	31.1

Certification of Senior Vice President and Chief Financial Officer	31.2

Statement Pursuant to 18 U.S.C. Section 1350	32.1

Statement Pursuant to 18 U.S.C. Section 1350	32.2

Affinity Group Code of Professional Conduct (2)	99.1

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

(5)   Filed with the Company’s Report on Form 10-K dated December 31, 2004 and incorporated by reference herein.

(6)   Filed with the Company’s Report on Form 8-K dated March 25, 2005 and incorporated by reference herein.

(7)   Filed with the Company’s Report on Form 8-K dated November 13, 2005 and incorporated by reference herein.

A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit. Such request should be sent to Affinity Group, Inc., 2575 Vista Del Mar Drive, Ventura, CA 93001, Attention:  Chief Financial Officer.