Form 10-Q
period 2006-06-30
AFFINITY GROUP INC
filed 2006-08-14
CIK 910560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
June 30, 2006	333-113982

AFFINITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive Ventura, CA 93001	(805) 667-4100
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

   YES  ☐                         NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	August 14, 2006
Common Stock, $.001 par value	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP, INC. AND SUBSIDIARIES

AFFINITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(In Thousands)

	6/30/2006	12/31/2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,100	$24,778
Accounts receivable, less allowance for doubtful accounts of $1,128 in 2006 and $952 in 2005	22,301	26,508
Inventories	50,906	47,039
Prepaid expenses and other assets	14,931	11,218
Deferred tax assets, net	1,713	4,995
Total current assets	101,951	114,538

PROPERTY AND EQUIPMENT, net	31,978	29,843
INVESTMENT IN AFFILIATE	81,005	81,005
AFFILIATE NOTES AND INVESTMENTS	4,705	4,722
INTANGIBLE ASSETS, net	32,270	34,572
GOODWILL	144,428	144,429
DEFERRED TAX ASSETS, net	—	4,620
OTHER ASSETS	1,686	1,731
Total assets	$398,023	$415,460

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$22,585	$12,683
Accrued interest	6,135	6,897
Accrued income taxes	906	465
Accrued liabilities	37,186	34,094
Deferred revenues and gains	63,542	60,994
Current portion of long-term debt	3,571	6,136
Total current liabilities	133,925	121,269

DEFERRED REVENUES AND GAINS	38,819	37,926
LONG-TERM DEBT, net of current portion	288,314	313,864
DEFERRED TAX LIABILITY	16,530	—
OTHER LONG-TERM LIABILITIES	7,480	8,766
	485,068	481,825

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:

Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Additional paid-in capital	81,005	81,005
Accumulated deficit	(168,051)	(147,371)
Total stockholder’s deficit	(87,045)	(66,365)
Total liabilities and stockholder’s deficit	$398,023	$415,460

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	THREE MONTHS ENDED
	6/30/2006	6/30/2005
REVENUES:
Membership services	$37,512	$34,401
Publications	16,584	15,301
Retail	84,907	83,510
	139,003	133,212

COSTS APPLICABLE TO REVENUES:
Membership services	25,007	22,301
Publications	11,638	10,238
Retail	51,064	50,098
	87,709	82,637

GROSS PROFIT	51,294	50,575

OPERATING EXPENSES:
Selling, general and administrative	35,114	32,698
Depreciation and amortization	4,595	3,820
	39,709	36,518

INCOME FROM OPERATIONS	11,585	14,057

NON-OPERATING ITEMS:
Interest income	395	178
Interest expense	(6,700)	(6,360)
Debt extinguishment expense	(693)	—
Other non-operating items, net	20	14
	(6,978)	(6,168)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	4,607	7,889

INCOME TAX EXPENSE	(23,388)	(2,758)

NET (LOSS) INCOME	$(18,781)	$5,131

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2006	6/30/2005
REVENUES:
Membership services	$70,460	$66,824
Publications	39,687	32,499
Retail	145,726	142,576
	255,873	241,899

COSTS APPLICABLE TO REVENUES:
Membership services	46,123	42,502
Publications	26,213	21,759
Retail	87,467	84,392
	159,803	148,653

GROSS PROFIT	96,070	93,246

OPERATING EXPENSES:
Selling, general and administrative	65,342	62,559
Depreciation and amortization	9,119	7,518
	74,461	70,077

INCOME FROM OPERATIONS	21,609	23,169

NON-OPERATING ITEMS:
Interest income	724	344
Interest expense	(13,340)	(12,546)
Debt extinguishment expense	(693)	—
Other non-operating items, net	53	30
	(13,256)	(12,172)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	8,353	10,997

INCOME TAX EXPENSE	(24,870)	(3,968)

NET(LOSS) INCOME	$(16,517)	$7,029

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	SIX MONTHS ENDED
	6/30/2006	6/30/2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,517)	$7,029
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,030	4,570
Amortization	4,089	2,948
Provision for losses on accounts receivable	431	483
Deferred compensation	140	1,650
Deferred tax provision (benefit)	24,432	(1,988)
(Gain) loss on sale of property and equipment	(13)	2
Loss on early extinguishment of debt	693	—
Changes in operating assets and liabilities
Accounts receivable	3,776	2,855
Inventories	(3,867)	(9,630)
Prepaid expenses and other assets	(3,411)	(3,810)
Accounts payable	9,902	10,288
Accrued and other liabilities	(218)	1,399
Deferred revenues and gains	2,438	4,575
Net cash provided by operating activities	26,905	20,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,244)	(4,827)
Net proceeds from sale of property and equipment	124	27
Change in intangible assets	(4)	(26)
Investment in affiliate	—	(81,005)
Acquisitions, net of cash received	(1,334)	(2,639)
Loans receivable	17	15
Net cash used in investing activities	(8,441)	(88,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,600)	—
Borrowings on long-term debt	—	81,005
Payment of debt issue costs	—	(21)
Principal payments of long-term debt	(28,542)	(700)
Net cash (used in) provided by financing activities	(31,142)	80,284

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,678)	12,200

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,778	24,564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,100	$36,764

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

On March 7, 2006, AGHC filed an election with the Internal Revenue Service to change its tax status from a Subchapter C corporation to a Subchapter S corporation (“S corporation”). This change of tax status election was to be effective as of January 1, 2006. The election for change in tax status to an S corporation included AGHC and all its subsidiaries with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which are to remain Subchapter C corporations. During the first quarter of 2006, the Company continued to file as Subchapter C corporations since AGHC had not received approval from the IRS regarding its S corporation change of tax status election. As such, the Company recorded a $1.5 million tax provision for the first quarter of 2006.            Approval for the S corporation change of tax status election was received from the IRS in the second quarter of 2006. This approval for change in tax status was granted retroactive to January 1, 2006. Pursuant to FAS 109, “Accounting for Income taxes”, a change in tax status resulting from an S corporation election requires that all deferred tax accounts be revalued upon formal approval of the S corporation status. Accordingly, all deferred tax accounts of AGHC and its subsidiaries, excluding Camping World, Inc. and its wholly owned subsidiaries, were revalued to account for the tax effect for the change to the S corporation status. The effect of this revaluation on the deferred tax accounts has been recorded in the income tax provision in the second quarter.

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

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the possible impact implementing FIN No. 48 may have on its financial position and results of operations.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Publications, and Retail. The Membership Services segment includes the operations of the Good Sam Club, Coast to Coast Club, Camping World’s President’s Club and Camp Club USA for recreational vehicles (“RV”) owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts. The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines, and produces outdoor recreational consumer events. The Retail segment sells specialty retail merchandise and services for RV owners primarily through the Camping World retail supercenters, mail order catalogs and its website. The Company evaluates performance based on profit or loss from operations before income taxes.

The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology, management expertise and marketing strategies.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company does not allocate income taxes or unusual items to segments. Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Publications	Retail	Consolidated
THREE MONTHS ENDED JUNE 30, 2006
Revenues from external customers	$37,512	$16,584	$84,907	$139,003
Depreciation and amortization	889	1,059	2,029	3,977
Gain on sale of property and equipment	—	—	2	2
Interest income	1,563	—	1	1,564
Interest expense	—	87	3,483	3,570
Segment operating profit	11,215	2,722	512	14,449
THREE MONTHS ENDED JUNE 30, 2005
Revenues from external customers	34,401	15,301	83,510	133,212
Depreciation and amortization	787	542	1,770	3,099
Gain (loss) on sale of property and equipment	—	(5)	3	(2)
Interest income	1,167	—	3	1,170
Interest expense	—	69	2,622	2,691
Segment operating profit	10,653	3,763	3,446	17,862

	Membership
	Services	Publications	Retail	Consolidated
SIX MONTHS ENDED JUNE 30, 2006
Revenues from external customers	$70,460	$39,687	$145,726	$255,873
Depreciation and amortization	1,799	2,079	4,006	7,884
Gain on sale of property and equipment	—	5	8	13
Interest income	2,939	—	6	2,945
Interest expense	—	181	6,979	7,160
Segment operating profit	21,687	9,184	(3,807)	27,064
SIX MONTHS ENDED JUNE 30, 2005
Revenues from external customers	66,824	32,499	142,576	241,899
Depreciation and amortization	1,759	1,016	3,488	6,263
Gain (loss) on sale of property and equipment	—	(5)	3	(2)
Interest income	2,170	—	5	2,175
Interest expense	—	159	5,212	5,371
Segment operating profit	21,012	8,191	1,788	30,991

The following is a reconciliation of income from operations to the Company’s consolidated financial statements for the three and six months ended June 30, 2006 and 2005 (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Income From Operations Before Taxes
Total profit for reportable segments	$14,449	$17,862	$27,064	$30,991
Unallocated G & A expense	(4,232)	(4,591)	(8,382)	(9,733)
Unallocated depreciation and amortization expense	(618)	(721)	(1,235)	(1,255)
Unallocated interest income, net of intercompany elimination	(1,169)	(992)	(2,221)	(1,831)
Unallocated interest expense, net of intercompany elimination	(3,130)	(3,669)	(6,180)	(7,175)
Unallocated debt restructure expense	(693)	—	(693)	—
Income from operations before taxes	$4,607	$7,889	$8,353	$10,997

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of June 30, 2006 and December 31, 2005 (in thousands):

	6/30/2006	12/31/2005
Membership services segment	$164,711	$162,562
Publications segment	86,405	89,104
Retail segment	216,381	207,736
Total assets for reportable segments	467,497	459,402
Capitalized finance costs not allocated to segments	8,043	9,568
Corporate unallocated assets	8,310	16,376
Elimination of intersegment receivable	(85,827)	(69,886)
Total assets	$398,023	$415,460

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the six months ended June 30 (in thousands):

	2006	2005
Cash paid during the period for:
Interest	$14,123	$12,382
Income taxes	75	5,138

In February 2006, the Company assumed $1.4 million of liabilities and issued $0.4 million of debt in the acquisition of Plus Events consumer shows and related assets of H & S Productions, LLC.

(4) STATEMENTS OF CASH FLOWS (continued)

On March 7, 2006, AGHC made an S corporation change of tax status election effective for 2006, which included AGI and all its subsidiaries with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which will remain Subchapter C corporations. With the exception of built-in gains taxes, S corporations do not pay income taxes but pass the income and related income tax liability through to their stockholders. To assist the stockholders with its income tax liability, the Company made distributions of $2.6 million to the stockholder in the form of a dividend in March 2006.

5) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test during the fourth quarter. Based on the results of this test, we recorded an impairment charge of $4.3 million in 2005 related to the Golf Card Club, which is included in the membership services segment.

There were no changes in the Company’s goodwill by business segment for the six months ended June 30, 2006 and 2005.

Finite lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at June 30, 2006 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net
Membership and customer lists	6	$26,939	$(9,192)	$17,747
Resort and golf course participation agreements	23	13,515	(12,074)	1,441
Non-compete and deferred consulting agreements	15	18,455	(12,064)	6,391
Deferred financing costs	7	10,942	(4,251)	6,691
		$69,851	$(37,581)	$32,270

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

In February 2004, the Company issued $200.0 million of 9% Senior Subordinated Notes (“Senior Subordinated Notes”) due 2012 pursuant to the AGI Indenture. On June 8, 2006, the Company amended its Amended and Restated Credit Agreement to permit the Company to repurchase up to $30.0 million of the Senior Subordinated Notes from time to time as and when the Company determines. The Company purchased and retired $24.8 million of the Senior Subordinated Notes in June 2006. Interest is payable on the Senior Subordinated Notes twice a year on February 15 and August 15. The Company’s present and future restricted subsidiaries will guarantee the Senior Subordinated Notes with unconditional guarantees of payment that will rank junior in right of payment to their existing and future senior debt, but will rank equal in right of payment to their existing and future senior subordinated debt.

All of the Company’s subsidiaries have jointly and severally guaranteed the indebtedness under the Senior Subordinated Notes except for CWFR Capital Corp. Full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Senior Subordinated Notes.

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the six months ended June 30, 2006 (in thousands).

	AS OF JUNE 30, 2006
			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Cash & cash equivalents	$12,968	$(868)	$—	$—	$12,100
Accounts receivable, net	312	107,816	—	(85,827)	22,301
Inventories	—	50,906	—	—	50,906
Other current assets	2,173	14,471	—	—	16,644
Total current assets	15,453	172,325	—	(85,827)	101,951

Property and equipment, net	6,230	25,748	—	—	31,978
Intangible assets	6,737	25,532	—	—	32,269
Goodwill	67,584	76,845	—	—	144,429
Investment in subsidiaries	505,927	81,005	—	(586,932)	—
Affiliate note and investments	44,705	—	81,005	(40,000)	85,710
Other assets	809	877	—	—	1,686
Total assets	$647,445	$382,332	$81,005	$(712,759)	$398,023

Accounts payable	$222	$22,363	$—	$—	$22,585
Accrued and other liabilities	18,861	25,366	—	—	44,227
Current portion of long-term debt	87,227	42,171	—	(125,827)	3,571
Deferred revenue and gains	1,043	62,499	—	—	63,542
Total current liabilities	107,353	152,399		(125,827)	133,925

Deferred revenue and gains	2,723	36,096	—	—	38,819
Long-term debt	282,934	5,380	—	—	288,314
Other long-term liabilities	341,480	(317,470)	—	—	24,010
Total liabilities	734,490	(123,595)		(125,827)	485,068
Interdivisional equity	—	505,927	81,005	(586,932)	—
Stockholders’ deficit	(87,045)	—	—	—	(87,045)

Total liabilities & stockholders’ deficit	$647,445	$382,332	$81,005	$(712,759)	$398,023

	SIX MONTHS ENDED JUNE 30, 2006
			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$3,600	$252,273	$—	$—	$255,873
Costs applicable to revenues	(7,652)	(152,151)	—	—	(159,803)
Operating expenses	(9,258)	(65,203)	—	—	(74,461)
Interest expense, net	(8,401)	(4,215)	—	—	(12,616)
Income from investment in consolidated subsidiaries	19,304	—	—	(19,304)	—
Other non operating income (expenses)	2,367	(3,007)	—	—	(640)
Income tax benefit (expense)	(16,477)	(8,393)	—	—	(24,870)
Net income (loss)	$(16,517)	$19,304	$—	$(19,304)	$(16,517)

Cash flows from operations	$(6,680)	$33,585	$—	$—	$26,905
Cash flows (used in) provided by investing activities	(1,538)	(6,903)	—	—	(8,441)
Cash flows (used in) provided by financing activities	(5,235)	(25,907)	—	—	(31,142)
Cash at beginning of year	26,421	(1,643)	—	—	24,778
Cash at end of year	$12,968	$(868)	$—	$—	$12,100

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended June 30, 2006 (in thousands).

	THREE MONTHS ENDED JUNE 30, 2006
			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Revenue	$2,665	$136,338	$—	$—	$139,003
Costs applicable to revenues	(4,811)	(82,898)	—	—	(87,709)
Operating expenses	(4,686)	(35,023)	—	—	(39,709)
Interest expense, net	(4,299)	(2,006)	—	—	(6,305)
Income from investment in consolidated subsidiaries	11,558	—	—	(11,558)	—
Other non operating income (expenses)	857	(1,530)	—	—	(673)
Income tax benefit (expense)	(20,065)	(3,323)			(23,388)
Net income (loss)	$(18,781)	$11,558	$—	$(11,558)	$(18,781)

The following are summarized balance sheet statements setting forth certain financial information concerning the Guarantor Subsidiaries as of December 31, 2005 (in thousands).

	AS OF DECEMBER 31, 2005
			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Cash & cash equivalents	$26,421	$(1,643)	$—	$—	$24,778
Accounts receivable, net	317	96,077	—	(69,886)	26,508
Inventories	—	47,039	—	—	47,039
Other current assets	4,769	11,444	—	—	16,213
Total current assets	31,507	152,917	—	(69,886)	114,538

Property and equipment, net	5,680	24,163	—	—	29,843
Intangible assets	8,245	26,327	—	—	34,572
Goodwill	67,584	76,845	—	—	144,429
Investment in subsidiaries	468,270	81,005	—	(549,275)	—
Affiliate note and investments	44,795	—	81,005	(40,073)	85,727
Other assets	11,844	(5,493)	—	—	6,351
Total assets	$637,925	$355,764	$81,005	$(659,234)	$415,460

Accounts payable	$985	$11,698	$—	$—	$12,683
Accrued and other liabilities	18,932	22,524	—	—	41,456
Current portion of long-term debt	72,561	43,534	—	(109,959)	6,136
Current portion of deferred revenue	1,592	59,402	—	—	60,994
Total current liabilities	94,070	137,158		(109,959)	121,269

Deferred revenue	2,785	35,141	—	—	37,926
Long-term debt	308,475	5,389	—	—	313,864
Other long-term liabilities	298,960	(290,194)	—	—	8,766
Total liabilities	704,290	(112,506)		(109,959)	481,825

Interdivisional equity	—	468,270	81,005	(549,275)	—
Stockholders’ deficit	(66,365)	—	—	—	(66,365)

Total liabilities & stockholder’s deficit	$637,925	$355,764	$81,005	$(659,234)	$415,460

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the six months ended June 30, 2005 (in thousands).

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

(7) RECENT EVENTS

On March 6, 2006, Camping World, Inc. (“Camping World”), a wholly-owned subsidiary of Affinity Group, Inc., entered into a Joint Venture Agreement with FreedomRoads Holding Company, LLC, a Minnesota limited liability company (“FreedomRoads”).  FreedomRoads is indirectly owned and controlled by Stephen Adams, the Chairman and indirect controlling shareholder of Affinity Group, Inc.  FreedomRoads, through its wholly-owned subsidiaries, owns and operates RV dealerships across the United States.  The Joint Venture Agreement provides that Camping World and FreedomRoads are to act cooperatively with a view to maximizing synergies and to locate, establish and utilize mutually beneficial relationships that are available only to the parties acting together that would not otherwise be available to either party independently.

ITEM 2:

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	6/30/2006	6/30/2005	Inc/(Dec)
REVENUES:
Membership services	27.0%	25.8%	9.0%
Publications	11.9%	11.5%	8.4%
Retail	61.1%	62.7%	1.7%
	100.0%	100.0%	4.3%

COSTS APPLICABLE TO REVENUES:
Membership services	18.0%	16.7%	12.1%
Publications	8.4%	7.7%	13.7%
Retail	36.7%	37.6%	1.9%
	63.1%	62.0%	6.1%

GROSS PROFIT	36.9%	38.0%	1.4%

OPERATING EXPENSES:
Selling, general and administrative	25.3%	24.5%	7.4%
Depreciation and amortization	3.3%	2.9%	20.3%
	28.6%	27.4%	8.7%

INCOME FROM OPERATIONS	8.3%	10.6%	(17.6)%

NON-OPERATING ITEMS:
Interest income	0.3%	0.1%	121.9%
Interest expense	(4.8)%	(4.8)%	5.3%
Debt extinguishment expense	(0.5)%	—	100.0%
Other non-operating items, net	—	—	42.9%
	(5.0)%	(4.7)%	13.1%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	3.3%	5.9%	(41.6)%

INCOME TAX EXPENSE	(16.8)%	(2.0)%	748.0%

NET (LOSS) INCOME	(13.5)%	3.9%	(466.0)%

AFFINITY GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	SIX MONTHS ENDED
	6/30/2006	6/30/2005	Inc/(Dec)

REVENUES:
Membership services	27.5%	27.6%	5.4%
Publications	15.5%	13.4%	22.1%
Retail	57.0%	59.0%	2.2%
	100.0%	100.0%	5.8%

COSTS APPLICABLE TO REVENUES:
Membership services	18.0%	17.6%	8.5%
Publications	10.2%	9.0%	20.5%
Retail	34.3%	34.9%	3.6%
	62.5%	61.5%	7.5%

GROSS PROFIT	37.5%	38.5%	3.0%

OPERATING EXPENSES:
Selling, general and administrative	25.5%	25.8%	4.4%
Depreciation and amortization	3.6%	3.1%	21.3%
	29.1%	28.9%	6.3%

INCOME FROM OPERATIONS	8.4%	9.6%	(6.7)%

NON-OPERATING ITEMS:
Interest income	0.3%	0.1%	110.5%
Interest expense	(5.1)%	(5.2)%	6.3%
Debt extinguishment expense	(0.3)%	—	100.0%
Other non-operating items, net	—	—	76.7%
	(5.1)%	(5.1)%	8.9%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3.3%	4.5%	(24.0)%

INCOME TAX EXPENSE	(9.8)%	(1.6)%	526.8%

NET (LOSS) INCOME	(6.5)%	2.9%	(335.0)%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006
Compared With Three Months Ended June 30, 2005

Revenues

Revenues of $139.0 million for the second quarter of 2006 increased by $5.8 million, or 4.3%, from the comparable period in 2005.

Membership services revenues of $37.5 million for the second quarter of 2006 increased by $3.1 million, or 9.0%, from the comparable period in 2005.  This revenue increase was largely attributable to a $1.9 million increase in member events revenue primarily due to timing of the Good Sam Club annual rally, which occurred in the second quarter of 2006 versus the third quarter of 2005, an $0.8 million increase in extended vehicle warranty program revenue due to the continued growth of contracts in force, a $0.3 million revenue increase in emergency road service programs due to increased enrollment and a $0.1 million increase from our new discount camping club, Camp Club USA.

Publication revenues of $16.6 million for the second quarter of 2006 increased $1.3 million, or 8.4%, from the comparable period in 2005 primarily attributable to $0.9 million of revenue from the consumer shows acquired in December 2005 and the consumer shows acquired from H & S Productions, LLC in February 2006, $0.5 million of revenue relating to Powerboat Magazine acquired in May 2005, $0.3 million of revenue relating to an additional issue of Boating Industry magazine, and $0.1 million of additional book revenue.  These increases were partially offset by $0.5 million of reduced revenue relating to one less issue of ATV Magazine.

Retail revenues of $84.9 million increased $1.4 million, or 1.7%, from the comparable period in 2005.  Store merchandise sales increased approximately $2.2 million over the second quarter of 2005 due to a $6.7 million revenue increase from the addition of seventeen new stores over the past eighteen months, partially offset by a same store sales decrease of $4.5 million, or 7.5%, compared to an 8.4% increase in the second quarter of 2005.

Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  The increase in store merchandise sales was partially offset by a $0.5 million decrease in mail order sales, and a $0.3 million decrease in installation and service work.

Costs Applicable to Revenues

Costs applicable to revenues totaled $87.7 million for the second quarter of 2006, an increase of $5.1 million, or 6.1%, from the comparable period in 2005.

Membership services costs and expenses of $25.0 million increased approximately $2.7 million, or 12.1%, from the comparable period in 2005.  This increase consisted of a $2.0 million increase in member event costs primarily due to timing of the Good Sam Club annual rally, $0.4 million of marketing and program expenses associated with increased enrollment in the extended vehicle warranty programs and emergency road service programs, and $0.3 million of incremental marketing and fulfillment costs relating to the start-up of a new discount camping club, Camp Club USA.

Publication costs and expenses of $11.6 million for the second quarter of 2006 increased $1.4 million, or 13.7%, from the comparable period in 2005 primarily due to a $0.7 million increase relating to the newly acquired consumer shows, $0.4 million of additional costs attributable to the newly acquired Powerboat Magazine title, $0.3 million of additional book marketing costs, and $0.1 million of increased costs relating to the additional issue of Boating Industry magazine.  These increases were partially offset by $0.1 million of reduced costs relating to one less issue of ATV Magazine.

Retail costs applicable to revenues increased $1.0 million, or 1.9%, to $51.1 million primarily as a result of seventeen new stores opened over the past eighteen months.  The retail gross profit margin of 39.9% for the second quarter of 2006 decreased slightly from 40.0% for the comparable period in 2005.

Operating Expenses

Selling, general and administrative expenses of approximately $35.1 million for the second quarter of 2006 increased $2.4 million compared to the second quarter of 2005 primarily due to an increase in retail selling and general and administrative expenses of approximately $2.4 million consisting of increases in wages, advertising, operating insurance, travel and training, and other retail general and administrative expenses, and a $0.6 million increase due to the newly acquired consumer shows, partially offset by a $0.6 million decrease in deferred executive compensation expense.  The increase in selling, general and administrative expenses was primarily due to new store openings and other marketing programs.

Depreciation and amortization expense of $4.6 million increased approximately $0.8 million over the prior year primarily due to increased depreciation on additional capital expenditures at Camping World, and amortization of intangible assets associated with the purchase of Powerboat Magazine in May 2005 and the acquisition of consumer shows in December 2005 and February 2006.

Income from Operations

Income from operations for the second quarter of 2006 totaling $11.6 million decreased $2.5 million compared to the second quarter of 2005.  This decrease was primarily due to increased operating expenses of $3.2 million and reduced gross profit for the publications operations of $0.1 million partially offset by increased gross profit for retail and membership services operations of $0.4 million each.

Non-Operating Items

Non-operating items were $7.0 million for the second quarter of 2006, compared to $6.2 million for the same period in 2005.  This $0.8 million increase comprises of $0.7 million of debt extinguishment expense relating to the repurchase and retirement of $24.8 million of the Company’s Senior Subordinated Notes, and $0.3 million of additional interest expense in 2006 primarily due to higher interest rates, partially offset by a $0.2 million increase in interest income.

Income before Income Taxes

Income before income taxes for the second quarter of 2006 was $4.6 million, or $3.3 million lower than the second quarter of 2005.  This decrease was attributable to a $2.5 million decrease in income from operations for the current period, $0.7 million of debt extinguishment expense and a $0.1 million increase in net interest expense.

Income Tax Expense

The Company recorded $23.4 million of income tax expense for the second quarter of 2006, an increase of $20.6 million from the second quarter of 2005.  This increase was primarily due to AGHC’s S corporation change of tax status election effective for 2006, which included AGI and all its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries which will remain Subchapter C corporations.  As a result, all deferred tax assets and liabilities were revalued with the exception of those related to Camping World, Inc. and its wholly-owned subsidiaries and other potential built-in gains.

Net (Loss) Income

Net loss in the second quarter of 2006 was $18.8 million compared to net income of $5.1 million for the same period in 2005 primarily due to income tax expense of $23.4 million in the second quarter of 2006 as a result of the S corporation change of tax status election for the Company (other than Camping World, Inc. and its wholly-owned subsidiaries) being effective during the quarter as discussed above.

Segment Profit

Segment profit of $14.4 million for the second quarter of 2006 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) decreased $3.4 million, or 19.1%, from the comparable period in 2005.

Membership services segment profit of approximately $11.2 million for the second quarter of 2006 increased $0.6 million, or 5.3%, from the comparable period in 2005.  This increase was largely attributable to a $0.6 million increase in profit from emergency road service products, and a $0.5 million increase in profit from the extended vehicle warranty programs, partially offset by a $0.3 million decrease in profit for Camp Club USA due to marketing expenses associated with the new club and a $0.2 million decrease in profit recognized on our RV financing program.

Publication segment profit of $2.7 million for the second quarter of 2006 decreased $1.0 million, or 27.7%, from the comparable period in 2005.  This decrease was largely attributable to a $0.5 million profit decrease attributable to period costs within the newly acquired show groups, a $0.4 million decrease in profit relating to a reduced number of issues of ATV Magazine, and a $0.1 million decrease in profit from the books group.

Retail segment profit of $0.5 million for the second quarter of 2006 decreased by $2.9 million, or 85.1% from the comparable period in 2005.  This decrease resulted primarily from a $2.4 million increase in selling, general and administrative expenses, a $0.9 million increase in interest expense relating to intercompany debt issued as a result of the Camping World, Inc. $40.0 million dividend declared and paid in the form of a note on December 23, 2005, and a $0.3 million increase in depreciation expense, partially offset by a $0.7 million increase in gross profit margin.

Six Months Ended June 30, 2006
Compared With Six Months Ended June 30, 2005

Revenues

Revenues of $255.9 million for the first six months of 2006 increased by approximately $14.0 million, or 5.8%, from the comparable period in 2005.

Membership services revenues of $70.5 million for the first six months of 2006 increased by approximately $3.6 million, or 5.4%, from the comparable period in 2005.  This revenue increase was largely attributable to a $1.9 million increase in member events revenue primarily due to timing of the Good Sam Club annual rally, which occurred in the second quarter of 2006 versus the third quarter of 2005, a $1.6 million increase in extended vehicle warranty program revenue due to the continued growth of contracts in force, and a $0.5 million revenue increase in emergency road service programs due to increased enrollment.  These increases were partially offset by a $0.4 million net reduction in membership services revenue resulting primarily from reduced enrollment in the Coast to Coast and Golf Card Clubs.

Publication revenues of $39.7 million for the first six months of 2006 increased $7.2 million, or 22.1%, from the comparable period in 2005 primarily attributable to $5.8 million of revenue from the consumer shows acquired in December 2005 and the consumer shows acquired from H & S Productions, LLC in February 2006, $1.0 million of additional revenue from the boating magazine group, primarily relating to the acquisition of Powerboat Magazine in May 2005, $0.5 million of revenue related to an additional issue of powersports-related magazines, and $0.4 million of revenue from the updated edition of the campground atlas.  These revenue increases were partially offset by a $0.5 million decrease in advertising and subscription revenue for the RV-related titles.

Retail revenues of $145.7 million increased $3.2 million, or 2.2%, over the first six months of 2005.  Store merchandise sales increased approximately $4.0 million over the first six months of 2005 due to a $9.3 million revenue increase from the addition of seventeen new stores over the past eighteen months, partially offset by a same store sales decrease of $5.3 million or 5.1%, compared to a 7.3% increase in the first six months of 2005.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  This revenue increase was partially offset by a $0.4 million decrease in mail order sales, and a $0.4 million decrease in installation and service fees.

Costs Applicable to Revenues

Costs applicable to revenues totaled $159.8 million for the first six months of 2006, an increase of $11.2 million, or 7.5%, from the comparable period in 2005.

Membership services costs and expenses of $46.1 million increased approximately $3.6 million, or 8.5%, from the first six months of 2005.  This increase consisted of a $2.0 million increase in member event costs primarily due to the timing of the Good Sam Club annual rally, $1.1 million of marketing and program expenses associated with increased enrollment in the extended vehicle warranty programs and emergency road service programs, and $0.5 million of additional costs associated with the start-up of a new discount camping club, Camp Club USA.

Publication costs and expenses of $26.2 million for the first six months of 2006 increased $4.5 million, or 20.5%, from the comparable period in 2005 primarily due to a $2.9 million increase relating to the newly acquired consumer shows, $1.0 million of additional costs attributable to the newly acquired Powerboat Magazine title, $0.4 million of additional costs associated with an updated edition of the campground atlas and $0.2 million of costs associated with an additional issue of powersports-related magazines.

Retail costs applicable to revenues increased $3.1 million, or 3.6%, to $87.5 million primarily due to a decrease in the retail gross profit margin and an increase in sales due to the seventeen new stores opened over the past eighteen months.  The retail gross profit margin of 40.0% for the first six months of 2006 decreased from 40.8% for the comparable period in 2005 primarily due to lower sales of higher margin products.

Operating Expenses

Selling, general and administrative expenses of approximately $65.3 million for the first six months of 2006 increased $2.8 million, or 4.4%, compared to the first six months of 2005 primarily due to an increase in retail selling and general and administrative expenses of approximately $3.5 million consisting of increases in wages, operating insurance, travel and training, and other retail general and administrative expenses, a $0.5 million increase due to the newly acquired consumer shows, and $0.3 million of other general and administrative expenses, partially offset by a $1.5 million decrease in deferred executive compensation expense.

Depreciation and amortization expense of $9.1 million increased approximately $1.6 million over the prior year primarily due to increased depreciation resulting from additional capital expenditures at Camping World, amortization of intangible assets associated with the purchase of Powerboat Magazine in May 2005 and the acquisition of consumer shows in December 2005 and February 2006.

Income from Operations

Income from operations for the first six months of 2006 totaling $21.6 million decreased $1.6 million compared to the first six months of 2005.  This decrease was primarily due to increased operating expenses of $4.4 million partially offset by increased gross profit for the publications operations of $2.8 million.

Non-Operating Items

Non-operating items were approximately $13.3 million for the first six months of 2006, a $1.0 million increase over 2005.  This increase comprises of $0.7 million of additional interest expense in 2006 due to increased interest rates and $0.7 million of debt extinguishment expense relating to the repurchase and retirement of $24.8 million of the Company’s Senior Subordinated Notes, partially offset by a $0.4 million increase in interest income.

Income before Income Taxes

Income before income taxes for the first six months of 2006 was $8.4 million, or $2.6 million lower than the first six months of 2005.  This decrease was attributable to a $1.6 million decrease in income from operations for the current period, a $0.3 million increase in net interest expense, and $0.7 million of debt extinguishment expense.

Income Tax Expense

The Company recorded $24.9 million of income tax expense for the first six months of 2006, an increase of $20.9 million from the first six months of 2005.  This increase was primarily due to AGHC’s S corporation change of tax status election effective for 2006, which included AGI and all its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries which will remain Subchapter C corporations.  As a result, all deferred tax assets and liabilities were revalued with the exception of those related to Camping World, Inc. and its wholly-owned subsidiaries and other potential built-in gains.

Net (Loss) Income

Net loss in the first six months of 2006 was $16.5 million compared to net income $7.0 million for the same period in 2005 primarily due to income tax expense of $23.4 million in the second quarter of 2006 as a result of the S corporation change of tax status election for the Company (other than Camping World, Inc. and its wholly-owned subsidiaries) being effective during the quarter as discussed above.

Segment Profit

Segment profit of $27.1 million for the first six months of 2006 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) decreased $3.9 million, or 12.7%, from the comparable period in 2005.

Membership services segment profit of $21.7 million for the first six months of 2006 increased $0.7 million, or 3.2%, from the comparable period in 2005.  This increase was largely attributable to a $1.1 million increase in profit from emergency road service products, and a $0.6 million increase in profit from the extended vehicle warranty programs, partially offset by a $0.7 million decrease in profit for Camp Club USA due to marketing expenses for the new club and a $0.3 million decrease in profit recognized on our RV financing program.

Publication segment profit of $9.2 million for the first six months of 2006 increased $1.0 million, or 12.1%, from the comparable period in 2005.  This increase was largely attributable to a $1.5 million profit increase for the newly acquired show group, partially offset by a $0.5 million decrease in profit for the RV-related magazines.

Retail segment loss for the first six months of 2006 was $3.8 million, resulting in a reduction of profit of $5.6 million from the comparable period in 2005.  This decrease in profit resulted primarily from a $3.5 million increase in selling, general and administrative expenses, a $0.5 million increase in depreciation expense and a $1.8 million increase in interest expense relating to intercompany debt issued as a result of the Camping World, Inc. $40.0 million dividend declared and paid in the form of a note December 23, 2005, partially offset by a $0.2 million increase in gross profit margin.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit.  The working capital deficit as of June 30, 2006 and December 31, 2005 was $32.0 million and $6.7 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $63.5 million and $61.0 million as of June 30, 2006 and December 31, 2005, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  The Company uses net proceeds from this deferred membership revenue to lower its long-term borrowings. The working capital deficit increased compared to the prior year-end primarily due to the purchase and retirement of $24.8 million of the Senior Subordinated Notes and a seasonal increase in accounts payable.  Management believes that funds generated by operations together with available borrowings under the Company’s revolving credit line will be sufficient to meet all of the Company’s debt service requirements and capital requirements over the next twelve months.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at June 30, 2006.  This table includes principal and future interest due under our debt agreements based on interest rates as of June 30, 2006 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2006	2007 and 2008	2009 and 2010	Thereafter

Long-term debt and future interest	$406,340	$14,726	$56,295	$142,425	$192,894
Operating lease obligations	132,818	7,476	21,381	17,484	86,477
Deferred compensation	5,380	—	4,285	1,095	—
Standby and commercial letters of credit	7,104	6,754	350	—	—
Grand total	$551,642	$28,956	$82,311	$161,004	$279,371

On June 24, 2003, the Company entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the Senior Credit Facility).  The Senior Credit Facility provides for a revolving credit facility of $35.0 million and term loans in the aggregate of $140.0 million.  As of June 30, 2006, $109.2 million was outstanding under the term loans.  No borrowings were outstanding on the revolving credit facility as of June 30, 2006.  Reborrowings under the term loans are not permitted.  The interest on borrowings under the Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates.  As of June 30, 2006, the average interest rate on the term loans was 7.85%, and permitted borrowings under the undrawn revolving facility were $27.9 million.  The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $350,000.  The revolving credit facility matures on June 24, 2008, and the term loans mature on June 24, 2009.  The funds available under the Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of June 30, 2006, the Company had letters of credit in the aggregate amount of $7.1 million outstanding.  The Senior Credit Facility is secured by virtually all of the Company’s assets and a pledge of the Company’s stock and the stock of the Company’s subsidiaries.

In February 2004, we issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (“Senior Subordinated Notes”).  The Company completed a registered exchange of the Senior Subordinated Notes under the Securities Act of 1933 in August 2004.  The proceeds from the sale of the Senior Subordinated Notes were used to fund the tender offer and defeasance of the remaining $100.0 million outstanding principal amount of the subordinated notes previously issued by AGI, prepay $25.0 million of the Term Loans under our Senior Credit Facility, pay a $60.0 million dividend distribution, create a $15.0 million segregated cash account, pay certain prepayment and transaction costs and for general corporate purposes.  The amount held in this segregated account, including any earnings thereon, was available to pay stockholder dividends upon satisfaction of a leverage test specified in our Senior Credit Facility.  In August and November of 2004, we satisfied the specific leverage test and paid $3.6 million and $11.5 million in dividends, respectively.

On March 3, 2006, Affinity Group, Inc. amended its Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows AGI to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on its 10 7/8% Senior Notes in cash instead of by the issuance of additional notes.  Further, Affinity Group, Inc. amended the Senior Credit Facility’s covenant restrictions with affiliates to permit a joint venture arrangement between Camping World and FreedomRoads Holding Company, an affiliate of the Company.

On March 6, 2006, Camping World, Inc. (“Camping World”), a wholly-owned subsidiary of Affinity Group, Inc., entered into a Joint Venture Agreement with FreedomRoads Holding Company, LLC, a Minnesota limited liability company (“FreedomRoads”).  FreedomRoads is indirectly owned and controlled by Stephen Adams, the Chairman and indirect controlling shareholder of Affinity Group, Inc.   FreedomRoads, through its wholly-owned subsidiaries, owns and operates RV dealerships across the United States.  The Joint Venture Agreement provides that Camping World and FreedomRoads are to act cooperatively with a view to maximizing synergies and to locate, establish and utilize mutually beneficial relationships that are available only to the parties acting together that would not otherwise be available to either party independently.

On June 8, 2006, AGI amended its Senior Credit Facility to permit the Company to repurchase up to $30.0 million of the Company’s Senior Subordinated Notes from time to time as and when the Company determines.  The Company purchased $4,841,000 and $20,000,000 of the Senior Subordinated Notes on June 14, 2006 and June 20, 2006, respectively.  The Senior Subordinated Note purchases were made with available cash and the notes purchased have been retired.  As of June 30, 2006, $175.2 million of Senior Subordinated Notes remain outstanding.

The AGI Indenture pursuant to which the Notes were issued and the Senior Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at June 30, 2006.

In March 2005, AGHI, the Company’s parent, issued $88.2 million principal amount of the 10-7/8% senior notes due February 15, 2012 (the “AGHI Notes”).  Interest on the AGHI notes is payable semi-annually on February 15 and August 15.  For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date is March 15, 2010.  AGI has not paid any dividends to

AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005 and February 15, 2006 through issuance of additional notes.  AGI expects to issue additional notes of the same tenor as the AGHI Notes through February 15, 2008 to pay interest on the AGHI Notes when and as such interest is due.

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

For the six months ended June 30, 2006, the Company incurred $0.1 million of deferred executive compensation expense under the phantom stock agreements and made payments of $0.8 million on the pay-out provisions of existing phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next five years.  There are no phantom stock payments scheduled to be made for the remainder of 2006.

Capital expenditures for the first six months of 2006 totaling $7.2 million increased $2.4 million from the first six months of 2005 primarily due to the addition of thirteen new retail stores in 2006.  Additional capital expenditures of $7.7 million are anticipated for the balance of 2006, primarily for new Camping World stores, updating existing store fronts, and computer hardware and software upgrades and enhancements.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  The Company determined there were no indicators of impairment of long-lived assets as of December 31, 2005 or June 30, 2006.

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

Income Taxes

Significant judgment is required in determining the Company’s tax provision and in evaluating its tax positions.  The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions may be challenged and that the Company’s positions may not be fully sustained.  The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation.  The Company’s tax provision includes the impact of tax contingency accruals and changes to the accruals, including related interest, as considered appropriate by management.

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

Interest Rate Sensitivity Analysis

At June 30, 2006, we had debt totaling $291.9 million, comprised of $109.2 million of variable rate debt and $182.7 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $1.1 million.

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

AFFINITY GROUP, INC.

/s/ Thomas F. Wolfe
Date: August 14, 2006	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer