Form 10-K
period 2006-12-31
AFFINITY GROUP INC
filed 2007-03-20
CIK 910560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number        333-113982

AFFINITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number including area code.)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

9% Senior Subordinated Notes Due 2012

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	YES ☐ NO ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by

reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).  (Check one):

Accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 20, 2007
Common stock, $.001 par value	2,000

PART I

ITEM 1: BUSINESS

General

Except where the context indicates otherwise, the term “Company,” or “AGI” means Affinity Group, Inc. and its predecessors and subsidiaries.

We are a wholly-owned subsidiary of Affinity Group Holding, Inc., (“AGHI”), a privately-owned corporation.  We are a member-based direct marketing organization targeting North American recreational vehicle (“RV”) owners and outdoor enthusiasts.  Our club members form a receptive audience to which we sell products, services, merchandise and publications targeted to their specific recreational interests.  In addition, we are a specialty retailer of RV-related products.  We operate through three principal lines of business, consisting of (i) club memberships and related products and services, (ii) subscription magazines and other publications including directories, and (iii) specialty merchandise sold primarily through our 63 Camping World retail stores, mail order catalogs and the Internet.

There are approximately 1.8 million dues paying members enrolled in our clubs.  We currently have approximately 5.1 million in aggregate circulation and 1.0 million paid circulation across our 36 publications.  For the year ended December 31, 2006, our revenue, operating income and net loss were $514.6 million, $42.0 million and $5.7 million, respectively.

Competitive Strengths

We believe that our key competitive strengths are as follows:

Stable, Recurring Cash Flow Stream - Approximately 85% of our operating income, net of non-cash charges, is generated through our membership club, subscription-based products and services and publications businesses, which historically have provided a recurring income stream through a core base of customers. Our five membership clubs have a historical average renewal rate of 66%, which we believe compares favorably to other subscription-based businesses. Similarly, our subscription-based products and services have historically also experienced high renewal rates, averaging over 85% over the past four years for our largest product and service offerings, Emergency Road Service (“ERS”), RV vehicle insurance and extended warranty.

Established Market Positions - We are a member-based direct marketing organization targeting North American RV owners and outdoor enthusiasts with comprehensive targeted product offerings. The Good Sam Club, which was founded in 1966, and Camping World’s President’s Club founded in 1986 are the preeminent RV membership clubs in North America.  Camping World is a national specialty retailer of merchandise accessories and services for RV owners and camping enthusiasts that has grown to 63 retail stores since it began business in 1966.

We believe our significant size relative to our competition is a meaningful advantage that provides us greater leverage to negotiate benefits and discounts with third-party service providers for our members and consequently enhances the value of our product and service offerings.  Additionally, these negotiating and pricing advantages allow us to increase membership dues without risking the loss of members, who are compensated by additional savings and attract other product and service offerings.  Our 1.8 million club members and the 8.3 million consumers in our proprietary database serve as a unique, captive audience for direct marketing, which we believe significantly lowers customer acquisition costs relative to our competitors and facilitates cost-effective cross-selling.

Largely Recession Resistant - We believe the characteristics of our membership and publication businesses mitigate the effects of economic downturns on our operating performance.  While the sale of new RVs is generally influenced by economic conditions, our financial performance has historically shown little correlation to changes in the Gross Domestic Product, gas prices or even new RV shipments.  We believe this is partially due to the small cost of our products and services relative to the cost of purchasing an RV and the fact that our clubs provide average annual savings in excess of the annual dues.  We market our clubs, products and services to a sizable existing installed base of 7.9 million RV owners, which affords us the ability to continue to attract new customers irrespective of new RV sales.  We believe RV owners may be more likely to take vacations utilizing RVs during an economic downturn, because they are generally less expensive than vacations necessitating plane or train travel and hotel accommodations, which would drive increased sales of our products.

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

Experienced and Incentivized Management Team - Our executive management team has extensive publishing, direct marketing and retail experience with significant expertise in the RV industry. With an average of 11 years with our company, the team has developed substantial experience in increasing our target customer base, using strategic alliances to bolster product offerings that create value for our customers and increasing cross-selling opportunities for our high margin product offerings. Our consistent operating performance, to a great extent, is attributable to our senior managers who are responsible for developing and implementing our business strategy and focusing on increasing profitability. Our executive management team is compensated both through an annual salary and through a management incentive program that is directly tied to our financial performance.

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

Maximize Customer Retention with Value-Added Product Offerings - A key aspect of our strategy is to develop strong membership loyalty by providing an attractive value proposition for club members and offering add-on products specifically targeted to meet their needs as reflected by our strong customer renewal rates. Each of our five membership clubs provides our customers with tangible savings which substantially exceed the membership fee.  On average, club members benefit by saving approximately five times greater than the cost of their annual membership dues as the result of being able to purchase products and services at discounts made available through our clubs.  We believe that the participation levels and renewal rates of club members reflect the benefits derived from their membership.  As such, in order to maximize customer renewal rates, we constantly evaluate member satisfaction and actively respond to changing member preferences through the enhancement or introduction of new membership benefits including products and services.

Efficiently Acquire New Customers - We believe efficient customer acquisition and a sizeable database population are critical to driving our growth and profitability.  Camping World and its discount buyer’s club, President’s Club, together, account for approximately 42% of our new customer database entries.  In addition to being a highly valuable customer loyalty program, President’s Club allows us to capture specific information about each customer including RV type and usage, as well as information on the customer’s age, income, net worth and interests, while adding virtually no incremental customer acquisition costs.  We are able to customize our direct marketing offers based upon our customers’ profiles.  Other methods of customer acquisition include purchasing lists from data providers and placing our publications at campgrounds and RV dealerships. We then manage our database and target our offers to the customers most likely to purchase more than one of our product offerings.

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

Expand Presence in Specialty Recreation Niche - We believe aggregate circulation of our magazines is an important factor in determining the amount of revenue we can obtain from advertisers.  Consequently, we seek to expand our presence as a publisher in select recreational niches through the introduction of new magazine titles and the acquisition of other publications or businesses in our markets or in complementary recreational market niches.  Publications in complementary niches may also provide the opportunity to launch new membership clubs, to market our products and services to new customers and to develop other products and services, which meet the special needs of these customers.  For example, our acquisition of the publishing assets of Nordskog Publications, Inc. in May 2005 allowed us to expand our presence in the recreational boat market niche.  In addition, we now own 29 consumer outdoor recreation shows, most of which were acquired from Royal Productions, Inc. in December 2005, Plus Events shows in February 2006, and RV shows purchased from Apple Rock Advertising and Promotions, Inc. in September 2006.  These shows provide an expanded face-to-face forum for acquiring new customers.

Increase Camping World Penetration - We intend to continue the controlled expansion of our Camping World supercenter network by developing Camping World stores alongside or within independent RV dealerships, including RV dealerships owned and operated by our affiliates, which provides a competitive advantage by creating a means of increasing retail customer traffic.  In 2006 we opened 19 new Camping World stores, of which 17 stores were adjacent to or within RV dealerships owned or operated by affiliates, and in 2007 we intend to open fourteen additional Camping World stores as a part of our dealer alliance program.  In addition to generating increased cash flows from the sale of merchandise, a larger network of geographically diverse Camping World stores will enhance our ability to market our portfolio of membership clubs, publications and product and service offerings to a significantly larger customer base.

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

The average age and annual household income of our club members in 2006 were 56 years and $72,000, respectively.  We believe that the demographic trend towards an aging population will have a favorable impact on RV ownership.  The demographic profile of our typical club member follows that of the general population and thus we believe this will also have a favorable impact on demand for our club memberships and related products and services.

Membership Clubs

We operate the Good Sam Club, President’s Club, Coast to Coast Club and Camp Club USA for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The membership clubs form a receptive audience to which we market our products and services.

The following table sets forth the number of members at December 31, 2006, annual membership dues and average annual renewal rates during the period of 2002 to 2006 for each club:

Membership Club	Number of Members at December 31, 2006 (1)	Annual Fee (2)	Average Renewal Rate (3)
Good Sam Club	992,000	$12 - $25	66%
President's Club	680,300	$15 - $20	67%
Coast to Coast Club	78,900	$90 - $140	71%
Other Clubs:
Golf Card Club	55,000	$49 - $65	56%
Camp Club USA (4)	22,900	$40 - $50	—

(1)    Also includes multi-year and lifetime members.

(2)    For a single member, subject to special discounts and promotions.

(3)    Excludes members having lifetime memberships.

(4)    A full renewal series is not yet complete

In addition to regular annual memberships, we also sell multi-year memberships.  We believe that multi-year memberships provide several advantages, including the up-front receipt of dues in cash, reduced membership costs and a strengthened member commitment.

Good Sam Club

The Good Sam Club, a membership organization for RV owners, is the largest RV organization worldwide with approximately 992,000 member families.  The club celebrated its 40th anniversary in 2006.  As of December 31, 2006, there were 1,743 local chapters throughout the United States and Canada.  The average renewal rate for Good Sam Club members was approximately 66% during the period 2002 through 2006.

The Good Sam Club is widely recognized as an essential part of the RV ownership experience.  By delivering value to members through information, support and benefits, including 10% discounts at approximately 1,610 RV parks across the U.S. and Canada, members save money, come together to share experiences and more thoroughly enjoy RVing.  Other benefits include discounts on the purchase of RV supplies and accessories at select RV service centers; an annual subscription to Highways, the club’s regular news magazine; discounts on our other publications; trip routing and mail-forwarding; and access to products and services developed for club members.  Based on typical usage patterns, we estimate that Good Sam Club members realize estimated annual savings from discounts of approximately $87.

The Good Sam Club establishes quality standards for RV parks and campgrounds participating in its network.  Campgrounds and parks participating in the Good Sam Club program benefit from increased occupancy and sales of camping-related products.  We believe that we have established considerable penetration of those for-profit RV parks and campgrounds that meet our quality standards for participation in the discount program.  We monitor our affiliated campgrounds and remove substandard facilities from our program to ensure that our brand image and reputation are not diluted.

In 1992, the Good Sam Club began selling lifetime memberships.  In 2006, the average price for a life membership was $268 with approximately 143,000 members registered as of December 31, 2006.  Based on an actuarial analysis of the life members, we expect the average length of a lifetime membership to be 18 years.

The following table lists the number of club members and RV parks and campgrounds from 2002 through 2006 at which discounts for members were available at December 31st of the respective year:

	2006	2005	2004	2003	2002
Number of Good Sam memberships	992,000	984,100	971,000	958,000	960,600

Lifetime members included above	143,000	136,100	131,900	127,700	121,400

Number of RV campgrounds offering discounts to Good Sam members	1,610	1,580	1,750	1,750	1,650

President’s Club

The President’s Club program, which was established in 1986, is the discount buyer’s club for Camping World and the second largest RV club worldwide (behind only our Good Sam Club).  As of December 31, 2006, the President’s Club had approximately 680,300 members.  The primary benefit offered to members of the President’s Club is a 10% discount on all retail merchandise at Camping World stores.  The President’s Club offers us an extremely cost effective and powerful method of acquiring customers who are likely to be receptive to our product and service offerings.  We use the significant amount of information gathered when a customer signs up for membership in the President’s Club to tailor product offers to his or her likely needs and interests.  Additionally, we believe that the President’s Club, much like a traditional customer loyalty program, serves to bolster sales at our Camping World supercenters.

In addition to the 10% discount at Camping World stores, President’s Club members also receive RV View, the club magazine, as well as special mailings, including newsletters and flyers offering selected products and services at special prices.  Typically, we use the President’s Club brand in the marketing of our products and services to these customers.

President’s Club memberships may initially be obtained for one, two or three years at a cost of $20, $35 or $50, respectively.  We estimate that the average President’s Club member realizes annual savings of approximately $42.  The average renewal rate for members of the President’s Club was 67% during the period from 2002 to 2006.

The following table sets forth the number of President’s Club members and number of retail stores at year-end for 2002 through 2006:

	2006	2005	2004	2003	2002
Camping World's President's Club memberships	680,300	643,100	596,700	598,200	626,000
Number of stores	63	44	39	33	30

Coast to Coast Club

The Coast to Coast Club has operated a reciprocal use network of private RV resorts in North America since 1972.  The club offers a series of membership benefits depending upon pricing and program type under the Coast to Coast Club name.  Members of the Coast to Coast Club belong to a private RV resort owned and operated by parties unrelated to us.  Our club members may use the other resorts in the Coast to Coast Club network on a reservation or space available basis and obtain discounts from other non-private campgrounds.  At December 31, 2006, there were approximately 78,900 member families in the Coast to Coast Club which had nationwide access to approximately 301 private RV resorts and a network of approximately 228 public affiliated campgrounds that participated in the Coast to Coast Club reciprocal use programs.  These private resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins, park models, and condominiums.  For an initial membership fee plus annual maintenance fees, both paid by the customer to the resort, the private resorts provide an RV site with water, sewer and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities.  We have established quality criteria for resorts to join and remain in the Coast to Coast Club networks.

For standard annual renewal dues from $89.95 for a single year membership to $337.95 for a five-year membership, Coast to Coast Club members receive the following benefits: discounts for overnight stays at participating resorts and campgrounds; an annual subscription to Coast to Coast Magazine; the Coast to Coast Directory providing information on the participating resorts; discounts on our other publications; access to discount hotels and travel services; and access to ancillary products and services developed for our club members.

We believe that resorts participating in the Coast to Coast Club networks view access to reciprocating member resorts as an incentive for their customers to join their resort.  Because a majority of Coast to Coast Club members own RVs, access to participating resorts throughout North America can be an important complement to local resort membership.  Based on typical use patterns, we estimate that Coast to Coast Club members realize estimated annual savings from these discounts of approximately $121.  The average annual renewal rate for members of the Coast to Coast Club after the initial one-year membership (which is generally paid by the member resort not the club member) was approximately 71% during the period 2002 through 2006.

The following table sets forth the number of members in the Coast to Coast Club, resorts participating in the reciprocal use program, and the number of public resorts extending discounts to Coast to Coast Club members for 2002 through 2006:

	2006	2005	2004	2003	2002
Number of Coast to Coast Club memberships	78,900	85,200	98,700	117,300	139,800
Participating private resorts	301	301	309	329	383
Participating public resorts	228	225	176	220	572

The reduction in the number of participating public resorts in the Coast to Coast Club reciprocal use program prior to 2005 resulted primarily due to operational changes in the system which were implemented by the Coast to Coast Club during 2003 to improve the quality of the system for Coast to Coast Club members.  By raising the overall quality of the parks in our system, we have been able to attract more quality public resorts to our network over the last several years.

Golf Card Club

The Golf Card Club, founded in 1974, had approximately 55,000 members at December 31, 2006.  The major attraction for membership is the financial savings which members receive when playing at any of the 3,300 participating golf courses located throughout the US and Canada. The annual membership fee varies with the length and type (single or double) of membership.  We believe that the participating golf courses providing playing privileges to club members represent the largest number of golf courses participating in a discount program in North America.  None of the participating golf courses are owned or operated by us.

Golf Card Club members receive a variety of benefits, including:  a minimum of two rounds annually of free or discounted golf at participating golf courses; discounted vacation packages at 165 “Stay and Play” resorts; discounts on golf practice at 58 driving ranges; savings on golf merchandise purchases at select member golf courses; car rental discounts from National and Alamo; an annual subscription to the Golf Traveler member publication, published three times per year in print and twelve times electronically; the annual directory listing participating golf courses and resorts; chances to win free golf merchandise in quarterly member giveaways; access to 104 local Grasshopper Clubs for tournaments and social activities; an opportunity to play in member-guest tournaments; an opportunity to test (and keep) select golf products; a chance to win a free golf lesson from a participating Golf Card pro; and access to the club web site (www.golfcard.com) including member-only features such as handicap tracking, course reviews, and trip routing.

Municipal, daily-fee, semi-private, and resort golf courses participate in the Golf Card program.  The program is attractive to participating courses because it builds traffic and helps fill empty tee times during off-peak hours.  In addition, participating courses receive promotion of their golf course in the Golf Traveler member publication, the Annual Directory, and the club website.  Members also purchase other merchandise or services when exercising their playing privileges.  In this manner, Golf Card members tend to provide incremental revenue to the golf courses.  Based on surveys conducted by us, members realize savings on green fees ranging from $150 to $250 annually, which significantly exceed the cost of membership.

The standard annual membership fee is $49 for a single membership and $89 for a twosome membership.  Multi-year memberships range from a single two-year membership for $118, to a three-year twosome membership for $267.  The average renewal rate for Golf Card Club members was approximately 56% for the period from 2002 to 2006.

The following table sets forth the number of Golf Card Club members, participating golf courses and “Stay and Play” resorts at December 31st of each respective year:

	2006	2005	2004	2003	2002
Number of Golf Card Club memberships (1)	55,000	57,800	67,200	77,400	79,400
Number of Participating Golf Courses	3,300	3,600	3,650	3,800	3,800
Number of "Stay and Play" Golf Resorts	165	175	200	220	225

(1)  A single membership counts as one member and a double membership as two members.

Camp Club USA

Camp Club USA was launched January 2006 as a discount camping club offering 50% off on campsites.  At December 31, 2006 we had approximately 22,900 members.  Members receive a variety of benefits, including 50% savings at over 600 campgrounds, an annual directory with maps, directions, amenities and a monthly eNewsletter with campground updates, features and travel tips.

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

Emergency Road Service

The Company developed Emergency Road Service (“ERS”) initially for Good Sam Club members in 1984, as an enhancement to their club membership.  Since then, the Company has expanded the breadth of its programs and now includes club members as well as non-club members.  Currently 32% of the Good Sam Club members are enrolled in the Good Sam ERS program.  Specializing in RV towing, the Company believes it is important to target diversified market niches with identifiable products that serve various service level objectives.  The Company markets its products through direct mail, but also through publication advertising, space ads, promotional events, telemarketing, and the internet.  Annual subscriber dues range from $64.95 to $129.95 and benefits include roadside assistance and towing.

The table below sets forth the total enrollment in the various ERS programs for 2002 through 2006:

	2006	2005	2004	2003	2002
ERS Enrollment	379,200	369,900	360,900	354,400	348,400

For the ninth year in a row, enrollment in the various ERS programs has grown through promotional and marketing efforts which have attracted new members and improved renewal rates.  Combined enrollment in the programs has increased by 30,800 members or approximately 8.8% since 2002.

Vehicle Insurance Programs

We provide our customers with two specialized RV insurance programs, offering benefits and coverage options not available through traditional auto insurance plans.  Both the Vehicle Insurance Program (“VIP”) and the Motor Vehicle Program (“MVP”) are promoted to the company’s database through multiple marketing channels.  At December 31, 2006, the two programs had approximately 201,400 policyholders, which represented a 14.1% and 6.1%, penetration, respectively, of the Good Sam Club and the President’s Club.  During the period 2002 to 2006, the average renewal rate of members participating in these insurance programs was 81%.  We have a marketing arrangement with a third party licensed insurer that provides the vehicle insurance.  The company receives revenue for both new and renewing policyholders, while we share only in the acquisition marketing expenses with the insurer.  All risk associated with policyholder claims is the sole responsibility of the insurer.

The following provides detail of the total number of policies in force, the dollar amount of written premiums generated on the book of business, and the marketing fees generated for 2002 through 2006:

	2006	2005	2004	2003	2002
Total policies in force	201,400	205,800	208,000	213,400	230,600
Written premiums paid to insurance providers (millions)	$253	$251	$253	$254	$249
Marketing fees (millions)	$20	$20	$20	$20	$19

Other Products and Services

Other products and services marketed to club members include extended vehicle warranties, vehicle financing, credit cards, supplemental health and life insurance, and financial services.  Most of these services are provided to club members by third parties who pay us a marketing fee.

In 1996, we launched the Continued Service Plan, a private label extended vehicle warranty program for RVs.  Total net revenue for 2006 increased 16% over 2005, to a total of $23.8 million.  The program had approximately 38,600 policies in force as of December 31, 2006.  Sales of new policies were derived from direct mail marketing, print ads in our magazines, Internet and e-mail solicitations, and retail kiosks in Camping World stores.  Policy renewals represented 48% of the total sales in 2006.

The RV financing program is administered by GEMB Lending Inc., a subsidiary of GE Money Bank.  The number of GEMB RV loans to our club members in 2006 decreased by 64% from 2005.  The decrease in loans can be directly attributed to the current interest rate environment and the fact that most outstanding RV loans were refinanced when rates were lower than what is currently available.

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

The following chart sets forth the circulation and frequency of our publications:

Publication	2006 Circulation	Issues Published Annually

PAID CIRCULATION MAGAZINES (1)
American Rider	52,602	6
ATV Sport	45,281	10
Bass & Walleye Boats	64,648	9
Camping Life	84,024	8
MotorHome	142,276	12
Powerboat	24,792	11
Rider	122,064	12
SnowGoer	64,176	7
Snow Week	22,448	10
Trailer Boats	100,100	11
Trailer Life	269,038	12

CONTROLLED CIRCULATION- Business (2)
Boating Industry	26,031	12
Campground Management	14,342	12
PowerSports Business	11,960	16
PowerSports Business Directory/Market Data Book	14,433	1
RV Business	18,005	12

CONTROLLED CIRCULATION- Consumer (3)
ATV Magazine	239,516	6
Cruising Rider	67,854	6
Watercraft World	62,173	6

FREE DISTRIBUTION (4)
Thunder Press- North	31,554	12
Thunder Press- East	26,809	12
Thunder Press- West	49,965	12
Woodall’s Specials (5)	69,644	1
Woodall’s Regional News Tabloids	90,192	36

ANNUALS (1)
Trailer Life Campground/RV Park & Services Directory	254,833	1
Trailer Life’s RV Buyers Guide	105,166	1
Towing Guide	596,750	1
Ultimate Snowmobile Buyers Guide	152,939	1
Woodall’s Buyer’s Guide	53,040	1
Woodall’s Campground Directory	297,062	1
Woodall’s Tenting Directory	26,317	1
Woodall’s Go & Rent ... Rent & Go (4)	86,715	1

CLUB MAGAZINES (6)
Coast to Coast Magazine	98,985	8
Golf Traveler (7)	65,385	4
Highways	962,880	12
RV View	648,577	4

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

Annual Publications

Trailer Life Campground/ RV Park & Services Directory, initially published in 1972, is an annually updated directory which provides information on and ratings for approximately 11,000 public and private campgrounds, approximately 800 RV service centers, and almost 800 tourist attractions in North America along with color maps of the areas covered.  The publication features Good Sam Parks that offer discounts on overnight camping fees to our club members.  This directory is sold primarily by direct mail to Good Sam Club members, at RV dealerships and in bookstores.  In 2000, we began issuing a version of the directory on CD-ROM.

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

Consumer Shows

We operate 29 consumer outdoor recreation shows primarily focused on RV and powersports markets.  Twelve of the shows were acquired from Royal Productions, Inc. in December 2005, six consumer shows were purchased from H & S Productions, LLC in February 2006 and four RV shows purchased from Apple Rock Advertising and Promotions, Inc. in September 2006.  These shows provide us with the opportunity to reach new customers and interact with them on a face-to-face basis.  Revenues are recognized from the sale of exhibitor booth space and admission fees.

Campground Guides

We currently produce local campground guides distributed to over 340 campgrounds across the country.  These guides provide listings for local attractions, restaurants and services and a map of the campground.

Retail

Camping World Supercenters

Camping World is a national specialty retailer of merchandise and services for RV owners.  With the opening of our six newest Camping World supercenters in the fourth quarter of 2006, we currently operate 63 Camping World retail locations in 26 states.  These stores accounted for approximately 71% of the 2006 total retail revenue in merchandise revenues, while approximately 14% were derived from catalog and Internet sales and approximately 15% were derived from non-merchandise revenues such as shop fees, and supplies.

In the RV accessory industry, we believe that Camping World has a high level of name recognition, an effective triple channel distribution strategy (store, catalog, and Internet), and a commitment to offer a broad selection of specialized RV products and services at competitive prices combined with technical assistance and on-site installation.  Camping World offers approximately 12,000 SKUs, most of which are not regularly available in general merchandise stores.  The Camping World supercenters provide installation and repair services for RV products, which are not available at general merchandise stores.  Products sold by Camping World include specialty-sized refrigerators, housewares and other appliances, bedding and furniture, generators and hydraulic leveling systems, awnings, folding boats, chairs, ladders, cleaning and maintenance products, bicycles, hitch-towing, sanitation products, automotive electronics and lifestyle products.  Many Camping World stores feature resource centers, staffed with licensed insurance agents who market such products and services as vehicle insurance, extended warranty and ERS.  Camping World’s supercenters are designed to provide one-stop shopping by combining broad product selection, technical assistance and on-site installation services.  We strategically locate Camping World supercenters in areas where many RV owners live, along major Interstates, and/or in proximity to destinations frequented by RV users.

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

The retail supercenters are periodically reset to enhance the customers’ shopping experience as well as to maximize merchandise category offerings.  New products and services are introduced in order to keep pace with the advances of the RV industry and to satisfy our customers’ needs.  Customers take advantage of the state-of-the art performance centers staffed with expert RV technical consultants and equipped with demonstrable merchandise to assist in educating customers about RV performance products.  The resource centers provide an opportunity to promote service offerings in a more interactive and consultative selling environment.  They are staffed with professionals marketing insurance products, extended warranties, roadside service, club memberships, and RV financing, which product offerings add to the depth of services that Camping World customers have become accustomed to receiving at our supercenters.  Finally, store dress, promotional signage and directional signage are periodically refreshed to further enhance our customers’ shopping experience at Camping World’s supercenters.

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

Camping World intends to continue the controlled expansion of their supercenter store network while at the same time develop dealer partnerships across North America.  We plan to establish additional Camping World stores alongside or within existing RV dealerships.  This marketing strategy will provide an expanded number of customers with access to the vast array of products and services that we offer and generate traffic for our dealer partners by marketing locally, regionally and nationally our extensive parts and accessories business.  Currently we operate 44 Camping World stores alongside or within RV dealerships, including 36 Camping World stores that are part of our dealer alliance program.  Of the Camping World stores that are alongside or within RV dealerships, 31 are located within dealerships indirectly owned or operated by FreedomRoads Holding LLC and its subsidiaries (collectively “FreedomRoads”).  FreedomRoads is indirectly owned and controlled by Stephen Adams, our Chairman and principal owner of our parent company.

On March 6, 2006, Camping World, a wholly-owned subsidiary of AGI, entered into a Joint Venture Agreement with FreedomRoads.  FreedomRoads is indirectly owned and controlled by Stephen Adams, the Chairman and indirect controlling shareholder of AGHI.  FreedomRoads, through its wholly-owned subsidiaries, owns and operates RV dealerships, currently operating across the United States.  The Joint Venture Agreement provides that Camping World and FreedomRoads are to act cooperatively with a view to maximizing synergies and to locate, establish and utilize mutually beneficial relationships that are available only to the parties acting together that would not otherwise be available to either party independently.  There are no capital requirements or sharing of income and expenses.

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

During 2006, Camping World distributed 8.9 million catalogs, 7.8 million of which were mailed in fourteen separate mailings, and the remaining 1.1 million catalogs were distributed in supercenters, at campgrounds and other RV locations, and as package inserts.  During the same period, Camping World processed approximately 317,000 catalog orders at an average net order size of $116, excluding postage and handling charges.  Camping World distributed nine high-quality, full-color catalogs during 2006, consisting of eight catalogs plus a Master Catalog in the spring of 2006.

The Internet has proven to be a significant, low-cost source for new club members, subscriptions and other ancillary product sales.  We maintain forty-four Internet web sites, which are accessible through http://www.rv.net, and are experiencing significant growth.  In 2000, our club operations commenced a low-cost marketing strategy through e-mail membership acquisition campaigns.  Members added in 2006 under these programs represented approximately 12.6% of all new club members.  E-mail acquisition campaigns and Internet online revenue totaled approximately $35.8 million in 2006, an increase of 11.5% over prior year.

Marketing

We market our club memberships and related products and services through direct mail, e-mail, inserts, ride-alongs, space advertisements, promotional events, point of sale, member-get-a-member campaigns, and telemarketing.  Direct response marketing efforts account for approximately 47% of new enrollments with the remaining 53% derived from other sources.  We use a variety of commercially available mailing lists of RV owners in our direct mail efforts.  Currently, the most widely used list databases are provided by three commercial list compilers, and direct response lists are from RV industry participants, RV consumer surveys, and proprietary in-house lists.

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

Operations

Our customer service operations are located in Denver, Colorado and Bowling Green, Kentucky.  The primary focus of these groups is to manage our customers’ expectations and relationship with the organization.  These member service operations processed approximately 1.4 million telephone calls in 2006.  Approximately forty percent of the calls originated from the marketing efforts of catalog mailings, membership acquisition, membership renewals and associated ancillary products and events.  All such efforts use toll-free numbers as a response mechanism.

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

Employees

As of December 31, 2006, we had 1,848 full-time and 158 part-time or seasonal employees, consisting of 8 executives, 1,343 employees in retail operations, 382 employees in administrative and club operations, 218 employees in publishing and advertising sales, 8 employees in resort services and 47 employees in marketing.  No employees are covered by a collective bargaining agreement.  We believe that our employee relations are good.

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

We have a significant amount of indebtedness.  As of December 31, 2006, our total debt and total stockholder’s deficit were $285.2 million and $75.4 million, respectively.  Our total debt as of December 31, 2006 primarily consists of: (1) $170.1 million under the AGI 9% Senior Subordinated

Notes due 2012 (“AGI Senior Notes”), (2) $108.5 million under the Amended and Restated Credit Agreement and Senior Secured floating Rate Note Purchase Agreement (“Senior Credit Facility”), and (3) $6.6 million of debt relating to publication and consumer event acquisitions over the last four years within our Publications Segment.  In the future, we intend to use cash generated by operations to reduce our indebtedness.  However, we may from time to time, subject to restrictions imposed by the terms of our indebtedness, pay dividends or find it more advantageous to employ cash generated by operations for capital investments and acquisitions.

Our ability to satisfy our debt service obligations depends primarily on our operating performance.  Future debt repayments by us, including the principal amount of the notes, may require funds in excess of our available cash flow.  We cannot assure our investors that we will be able to raise additional funds, if necessary, through future financings.

Our parent, AGHI, has debt as of December 31, 2006 consisting of $99.5 million principal amount of 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  The AGHI Notes are unsecured obligations of AGHI, and neither AGI nor its subsidiaries have guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually and the entire principal amount of the AGHI Notes is due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, the Company may elect to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes.  Any additional AGHI Notes issued in payment of interest are due in full on or before March 15, 2010.  The Company expects to issue additional notes of the same tenor as the AGHI Notes through February 15, 2008 to pay interest on the AGHI Notes when and as such interest is due.  After February 15, 2008, the AGHI must rely on dividends from AGI to fund the interest payments due under the AGHI Notes.  Although the only source of the cash payment of the AGHI Notes is dividends from AGI, there are certain restrictions on the payment of dividends under the AGI Senior Credit Facility and the AGI Indenture.

The AGI Senior Credit Facility, the AGI Indenture and the indenture governing our AGHI Notes contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets and investments, and the payment of dividends subject to certain limitations and minimum operating covenants.

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

Despite our current level of debt, we or our subsidiaries may be able to incur substantial additional debt in the future.  Our Amended and Restated Credit Agreement (“Senior Credit Facility”) will permit total borrowings of up to $136.4 million.  Although our Senior Credit Facility and our AGI Senior Notes restrict us and our restricted subsidiaries from incurring additional debt, these restrictions are subject to important exceptions and qualifications.  If we or our subsidiaries incur additional debt, the risks that we and they now face as result of our leverage could increase.

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

We cannot assure our investors that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness, including the Senior Credit Facility and the AGI Senior Notes, as it becomes due or to fund our other liquidity needs.  If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, sell additional shares of capital stock or restructure or refinance all or a portion of our debt, on or before its maturity.  We cannot assure our investors that we will be able to refinance any of our indebtedness, including the Senior Credit Facility and the AGI Senior Notes, on satisfactory terms or at all.

Our failure to comply with our obligations under the indenture governing the AGI Senior Notes or the Senior Credit Facility may result in an event of default under those debt instruments.  A default, if not cured or waived, may permit acceleration of our other indebtedness.  We cannot be certain that we will have funds available to remedy these defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

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

Our business depends in part on developing and maintaining productive relationships with third party marketing providers of products and services that we offer to our customers. Many factors outside our control may harm these relationships.  For example, financial difficulties that some of our providers may face may adversely affect our marketing program with them.  A disruption of our relationships with our marketing partners or a disruption in our marketing partners’ operations could have a material adverse effect on our business and results of operations.

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

Our operations are subject to varying degrees of federal, state and local regulation.  Our outbound telemarketing, direct mail, ERS program, and insurance activities are currently subject to regulation. Specifically, a principal source of leads for our direct response marketing efforts was new vehicle registrations provided by motor vehicle departments in various states.  Currently, all states restrict access to motor vehicle registration information.

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

	Square		Lease
	Feet	Acres	Expiration
Corporate Headquarters:
Ventura, CA	74,100		2039

Other Office Facilities:
Carson, CA (regional publication office)	10,048		2007
Denver, CO (customer service, warehousing fulfillment, and information system functions).	60,000		2039
Bowling Green, KY (retail administrative headquarters and mail order operations)	31,278		2039
Seattle, WA (regional publication sales office)	912		2007
Elkhart, IN (regional publication sales office)	4,076		2008
Chesterfield, VA (shows sales office)	5,900		2008
Maple Grove, MN (Ehlert Publications Group, Inc. headquarters)	17,496		2010
Earth City, MO (information systems functions)	1,769		2008
Las Vegas, NV (regional shows sales office)	2,809		2009
Scotts Valley, CA (regional publication office)	3,905		2011
Bowling Green, KY (database and online media support)	5,952		2015

Distribution Centers:
Bakersfield, California	85,747	14.827	2037
Franklin, Kentucky	175,000	33.000	2035

Camping World Supercenter Locations:
Dothan, AL (1)	18,906	11.275	2025
Robertsdale, AL (1)	19,670	18.360	2026
Tucson, AZ (2)	12,145	2.000	2018
Mesa, AZ	27,500	3.140	2010
Bakersfield, CA (2)	23,325	9.940	2023
La Mirada, CA	33,479	5.501	2037
San Marcos, CA	25,522	2.212	2027
Fairfield, CA	43,434	3.780	2009
Rocklin, CA	29,085	4.647	2037
San Bernardino, CA	18,126	1.665	2012
San Martin, CA	29,486	5.000	2023
Valencia, CA	64,410	9.231	2037
Denver, CO	27,085	4.132	2037
Longmont, CO (1)	5,003	6.750	2026
Clermont, FL (1)	3,441	4.880	2026
Ft. Myers, FL	22,886	4.217	2012
Gulf Breeze, FL (1)	5,747	13.897	2026
Kissimmee, FL	58,382	6.043	2037
St. Augustine, FL (1)	21,875	20.000	2026
Tampa, FL	40,334	3.711	2026
Tallahassee, FL (1)	8,494	12.630	2024

	Square Feet	Acres	Lease Expiration
Oakwood, GA (1)	4,510	7.681	2026
Savannah, GA (1)	6,285	4.898	2026
Snellville, GA (1)	12,376	5.923	2026
Woodstock, GA (1)	4,510	7.715	2026
Bolingbrook, IL	25,126	5.299	2035
Island Lake, IL (1)	2,540	17.028	2026
Clarksville, IN (2)	19,480	6.291	2034
Elkhart, IN (2)	25,953	2.500	2034
Bowling Green, KY	37,615	2.750	2037
Hammond, LA (2)	27,096	68.454	2034
Belleville, MI	44,248	7.260	2037
Rogers, MN	24,700	6.303	2025
Colfax, NC (1)	6,371	8.094	2026
Statesville, NC (1)	39,050	7.412	2024
Bridgeport, NJ	24,581	6.920	2031
Albuquerque, NM (1)	20,412	31.434	2026
Henderson, NV	25,850	4.400	2025
Amsterdam, NY (2)	13,420	28.000	2033
Churchville, NY (1)	7,193	10.380	2026
Hamburg, NY (1)	13,095	6.553	2025
Syracuse, NY (1)	12,242	8.190	2026
Akron, OH (1)	3,865	9.622	2026
Brunswick, OH	23,233	4.087	2038
Chichester, OH (1)	10,447	1.572	2026
Oklahoma City, OK (2)	12,500	8.219	2023
Junction City, OR (2)	21,401	1.970	2036
Wilsonville, OR	32,850	4.653	2016
Myrtle Beach, SC	38,962	5.410	2037
Myrtle Beach, SC (1)	2,298	18.940	2026
Spartanburg, SC (1)	11,900	19.263	2033
Chattanooga, TN (1)	9,400	10.840	2024
Nashville, TN (2)	34,478	3.238	2037
Anthony, TX (1)	7,061	32.000	2025
Denton, TX	22,984	6.887	2037
Fort Worth, TX (2)	11,102	16.000	2026
Katy, TX (1)	25,913	38.861	2025
Mission, TX	23,094	3.430	2015
New Braunfels, TX	43,397	19.100	2035
Draper, UT	27,675	8.031	2026
Manassas, VA (2)	16,348	9.754	2018
Burlington, WA (1)	23,033	6.500	2025
Fife, WA	35,659	5.840	2032

(1)            This supercenter is leased from a FreedomRoads dealership and the acreage reflects the total dealership property.  The square footage reported is the portion of the building leased by Camping World, Inc.

(2)            This supercenter is located with an RV dealership (other than a FreedomRoads dealership) and the acreage reflects the total dealership property. The square footage reported is the portion of the building leased by Camping World, Inc.

We also lease a body shop of 10,500 square feet on approximately 0.7 acres in Denver, Colorado, a body shop of 12,000 square feet on approximately 1.9 acres in Bellville, Michigan and other miscellaneous office equipment.  In addition, we own 12.439 acres of unimproved land adjacent to the New Braunfels, Texas Camping World Supercenter.

ITEM 3:  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation arising in the normal course of business operations.   The Company does not believe it is involved in any litigation that will have a material adverse effect on the results of operations or financial position.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data of our company for each of the five years ended December 31 are derived from our audited consolidated financial statements.  Prior to April 27, 2004, AGI was a wholly-owned subsidiary of Affinity Group Holding, Inc. (“AGH”).  On April 27, 2004, AGH was merged into AGI, with AGI being the surviving entity after the merger.  The merger was accounted for as a combination of entities under common control using historical costs.  All periods have been restated to reflect the results of operations of AGI and AGH prior to the April 27, 2004 merger.  Our selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto included herein.

	December 31,
Statement of Operations Data:	2006	2005	2004	2003	2002
	(dollars in thousands)
REVENUES:
Membership services	$137,394	$133,756	$131,608	$128,664	$124,546
Publications	86,742	79,122	77,977	71,436	66,654
Retail	290,422	272,682	255,094	225,306	239,922
	514,558	485,560	464,679	425,406	431,122
COSTS APPLICABLE TO REVENUES:
Membership services	87,407	85,551	84,231	79,500	74,097
Publications	58,302	53,855	53,042	48,392	45,351
Retail	175,015	162,363	151,196	136,137	158,265
	320,724	301,769	288,469	264,029	277,713

GROSS PROFIT	193,834	183,791	176,210	161,377	153,409

OPERATING EXPENSES:
Selling, general and administrative	133,129	121,178	116,137	104,066	101,608
Restructuring charge	93	—	—	1,210	2,269
Goodwill impairment	—	4,344	—	—	—
Depreciation and amortization	18,656	15,529	13,893	10,298	9,893
	151,878	141,051	130,030	115,574	113,770

INCOME FROM OPERATIONS	41,956	42,740	46,180	45,803	39,639

NON-OPERATING ITEMS:
Interest expense, net	(24,593)	(24,581)	(23,239)	(18,123)	(16,862)
Debt extinguishment expense	(835)	—	(5,035)	(3,218)	—
Other non-operating income (expense), net	9	(5)	420	201	(44)
	(25,419)	(24,586)	(27,854)	(21,140)	(16,906)
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	16,537	18,154	18,326	24,663	22,733

INCOME TAX EXPENSE	(22,268)	(7,416)	(8,075)	(9,275)	(9,032)

INCOME (LOSS) FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(5,731)	10,738	10,251	15,388	13,701

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (1)	—	—	—	—	(1,742)

NET INCOME (LOSS)	$(5,731)	$10,738	$10,251	$15,388	$11,959

SELECTED FINANCIAL DATA (continued)

	December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Balance Sheet Data (at period end):
Working capital (deficiency)	$(34,983)	$(6,731)	$(10,813)	$(25,770)	$(39,820)
Total assets	408,008	415,460	320,222	302,862	285,960
Deferred revenues and gains (2)	100,089	98,920	99,130	98,410	94,475
Total debt	285,155	320,000	314,336	240,127	223,001
Total stockholder's deficit	(75,383)	(66,365)	(158,108)	(88,905)	(87,548)

(1) Effective January 1, 2006 the Company changed its tax status from a Subchapter C corporation to a Subchapter S corporation, upon receiving approval from the Internal Revenue Service.  The election to change included the Company and all subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which remained Subchapter C Corporations.  As a result of the change in tax status, all deferred tax accounts of the Company, excluding Camping World and its wholly-owned subsidiaries, were revalued to account for the lower tax rates applicable to the Subchapter S corporation status and such reduction was charged to income tax expense for the year end December 31, 2006.

(2) Deferred revenues represent cash received by us in advance of the recognition of revenues in accordance with accounting principles generally accepted in the United States.  Deferred revenues primarily reflect club membership dues, annual ERS fees, advances on third party credit card fee revenues and publication subscriptions.  These revenues are recognized at the time the goods or services are provided or over the membership period, which averages approximately 18 months.  The deferred revenue balance for 2006, 2005, 2004, 2003 and 2002 also include deferred gains of $9.8 million, $10.3 million, $10.8 million, $11.3 million and $11.8 million, respectively, from the real estate sale-leaseback transactions which occurred in December 2001.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following tables set forth the components of the statements of operations for the years ended December 31, 2006, 2005, and 2004 as a percentage of total revenues, and the comparison of those components from period to period.  The following discussion is based on our Consolidated Financial Statements included elsewhere herein.  Our revenues are derived principally from membership services, including club membership dues and marketing fees paid to us for services provided by third parties, from publications, including subscriptions and advertising, and from retail sales.

	Percentage of			Percentage Increase/
	Total Revenues			(Decrease)
				Year 2006	Year 2005
	2006	2005	2004	over 2005	over 2004
REVENUES:
Membership services	26.7%	27.5%	28.3%	2.7%	1.6%
Publications	16.9%	16.3%	16.8%	9.6%	1.5%
Retail	56.4%	56.2%	54.9%	6.5%	6.9%
	100.0%	100.0%	100.0%	6.0%	4.5%
COSTS APPLICABLE TO REVENUES:
Membership services	17.0%	17.6%	18.1%	2.2%	1.6%
Publications	11.3%	11.1%	11.4%	8.3%	1.5%
Retail	34.0%	33.4%	32.6%	7.8%	7.4%
	62.3%	62.1%	62.1%	6.3%	4.6%
GROSS PROFIT	37.7%	37.9%	37.9%	5.5%	4.3%

OPERATING EXPENSES:
Selling, general and administrative	25.9%	25.0%	25.0%	9.9%	4.3%
Goodwill impairment	—	0.9%	—	(100.0%)	100.0%
Depreciation and amortization	3.6%	3.2%	3.0%	20.1%	11.8%
	29.5%	29.1%	28.0%	7.7%	8.5%
INCOME FROM OPERATIONS	8.2%	8.8%	9.9%	(1.8%)	(7.4%)

NON-OPERATING ITEMS:
Interest income	0.2%	0.2%	0.2%	5.1%	40.5%
Interest expense	(5.0%)	(5.3%)	(5.2%)	0.3%	6.9%
Debt extinguishment expense	(0.2%)	—	(1.1%)	—	(100.0%)
Other non-operating (expense) income, net	—	—	0.1%	(280.0%)	(101.2%)
	(5.0%)	(5.1%)	(6.0%)	3.4%	(11.7%)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3.2%	3.7%	3.9%	(8.9%)	(0.9%)

INCOME TAX EXPENSE	(4.3%)	(1.5%)	(1.7%)	200.3%	(8.2%)

NET INCOME (LOSS)	(1.1%)	2.2%	2.2%	(153.4%)	4.8%

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Revenues

Revenues of $514.6 million for 2006 increased by $29.0 million or 6.0% from the comparable period in 2005.

Membership services revenues for 2006 of $137.4 million increased by approximately $3.6 million or 2.7% from 2005.  This revenue increase was largely attributable to a $3.4 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year renewable warranty products, an $0.8 million increase in ERS revenue attributable to increased enrollment, a $0.5 million revenue increase from the rollout of our new discount camping club, Camp Club USA, and a $0.2 million increase in advertising revenue for Highways magazine.  These increases were partially offset by a $1.3 million decrease in dealer marketing program revenue.

Publications revenues for 2006 of approximately $86.8 million increased by approximately $7.6 million or 9.6% from 2005.  This increase was primarily attributable to a $6.8 million increase associated with the acquisition of consumer shows, acquired from Royal Productions, Inc. in December 2005, Plus Events shows in February 2006, and RV shows purchased from Apple Rock Advertising and Promotions, Inc. in September 2006, a $0.9 million revenue increase in the boating group primarily associated with the acquisition of Powerboat Magazine in May 2005, a $0.5 million increase in revenue from the updated edition of the campground atlas, a $0.6 million revenue increase resulting from the purchase of the publishing assets of American Guide Services, Inc. in August 2006, and a $0.5 million revenue increase for the powersports group titles due to increased issues published.  These revenue increases were partially offset by a $0.9 million decrease in the snow group titles primarily due to discontinuing Snowmobile Magazine in 2006 and four fewer issues of Snow Week in 2006, and a $0.8 million decrease in advertising and circulation revenue for the RV-related titles.

Retail revenue for 2006 of $290.4 million increased approximately $17.8 million or 6.5% from 2005.  Store merchandise sales increased $18.0 million over 2005 primarily due to a $24.9 million revenue increase from the addition of twenty-four new stores over the past two years.  Same store sales decreased $6.9 million, or 3.5%, compared to a 2.1% increase in 2005.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  In addition, installation fees, supplies and service revenue increased by $0.9 million from 2005 to 2006.  These increases were partially offset by a $1.1 million decrease in mail order sales.

Costs Applicable to Revenues

Costs applicable to revenues totaled $320.7 million in 2006, an increase of $19.0 million or 6.3% from 2005.

Membership services costs and expenses increased by approximately $1.9 million or 2.2% to $87.4 million for 2006.  This increase consisted of $1.7 million of marketing and program expenses associated with the increased enrollment in the extended vehicle warranty programs and ERS programs, a $1.4 million increase in membership services and start-up costs associated with our new camping club, Camp Club USA, partially offset by a $1.2 million decrease in dealer marketing program costs.

Publication costs and expenses of $58.3 million for 2006 increased $4.4 million or 8.3% compared to 2005.  This increase consisted of $4.1 million of additional costs resulting from the operations of the acquired consumer shows and the publishing assets of American Guide Services, Inc., a $0.6 million increase in boating group costs primarily associated with the purchase of Powerboat Magazine, a $0.5 million increase in campground atlas costs related to increased revenue, and a $0.2 million increase in costs associated with the increased issues published within our powersports group.  These increases were partially offset by a $0.5 million decrease in costs within the snow group due to decreased issues published, and a $0.5 million decrease in costs related to the RV publications.

Retail costs applicable to revenues increased $12.7 million or 7.8% to $175.0 million primarily due to the opening of 24 new stores over the past two years.  The retail gross profit increased by $5.1 million but the gross margin as a percent of revenues decreased from 40.5% in 2005 to 39.7% in 2006 due primarily to vendor price increases and increased international freight charges as our import program continues to grow.

Operating Expenses

Selling, general and administrative expenses of $133.1 million for 2006 increased $12.0 million or 9.9% over 2005.  The increase in selling, general and administrative expenses resulted primarily from increased retail selling, labor and other general and administrative expenses of $11.9 million primarily related to the opening of 24 new stores over the past two years, and a $1.2 million increase in expense related to the consumer show acquisitions, partially offset by a $1.1 million decrease in executive compensation.  The Company incurred restructuring charges of $0.1 million in 2006 which was primarily attributable to an operating management restructuring in the membership segment.

Depreciation and amortization expenses of $18.7 million were $3.1 million higher than in 2005 due primarily to increased capital expenditures at Camping World, and the amortization of intangible assets associated with the purchase of consumer shows and Powerboat Magazine.

Income from Operations

Income from operations of $42.0 million for 2006 decreased $0.8 million or 1.8% compared to 2005.  This decrease was attributable to increased operating expenses of $10.9 million, partially offset by increased gross profit in the retail, publications and membership services operations of $5.1 million, $3.2 million and $1.8 million, respectively.  For 2005, income from operations included a $4.3 million non-cash goodwill impairment charge.

Non-Operating Items

Net non-operating items for 2006 were $25.4 million, a $0.8 million increase from 2005.  This increase was primarily attributable to an $0.8 million debt extinguishment expense relating to the purchase and retirement of $29.9 million of the Company’s Senior Subordinated Notes.

Income before Income Taxes

Income before income taxes for 2006 was $16.5 million, or 8.9% less than 2005.  This $1.6 million decrease from the prior year was attributable to the $0.8 million decrease in income from operations mentioned above, and an $0.8 million debt extinguishment expense.

Income Tax Expense

The Company recorded $22.3 million of income tax expense for 2006, an increase of $14.9 million from 2005.  The increase was primarily due to AGHC’s S corporation change of tax status election effective for 2006, which included AGI and all its subsidiaries with the exception of Camping World, Inc. and its wholly-owned subsidiaries which remain Subchapter C corporations.  As a result, all deferred assets and liabilities were revalued  based on S corporation rates with the exception of those related to Camping World, Inc. and its wholly-owned subsidiaries which remained Subchapter C corporations.  As a result, $22.3 million of tax expenses was recorded.  Deferred tax liabilities related to Camping World, Inc. and its wholly-owned subsidiaries which remained Subchapter C corporations were approximately $12.9 million.  As the result of the Company’s change in tax status to S corporation, a deferred tax liability related to a Subchapter S corporation of approximately $2.8 million was recorded on the financial statements for a potential tax liability in prior C corporation years.  The deferred tax assets of $3.2 million are related solely to Camping World, Inc.

Net Income (Loss)

Net loss for 2006 was $5.7 million compared to net income of $10.7 million for 2005.

Segment Profit

Segment profit of $54.4 million for 2006 (before unallocated depreciation and amortization, general and administrative, interest, debt restructuring and income tax expense) decreased by $3.8 million, or 6.6%, from 2005.

Membership services segment profit of $44.7 million in 2006 increased by $7.0 million, or 18.6% from $37.7 million in 2005.  This increase was primarily attributable to the $4.3 million goodwill impairment charge in 2005, a $2.1 million increase in profit associated with increased enrollment and increased interest income for the ERS programs, a $1.5 million increase in profit in the extended vehicle warranty program, partially offset by a $0.9 million decrease in profit associated with the start-up of our new club, Camp Club USA.

Publication segment profit for 2006 of $19.8 million decreased by $0.1 million, or 0.3% from $19.9 million in 2005.  The $0.1 million decrease in gross profit margin was primarily due to reduced gross profit from the RV-related titles of $0.5 million partially offset by increased profit related to the consumer shows of $0.4 million.

Retail segment loss for 2006 of $10.1 million increased by $10.8 million from 2005.  This increased segment loss resulted primarily from a $12.0 million increase in selling, general and administrative expenses primarily related to the increase in new stores, a $3.4 million increase in interest expense and a $1.1 million increase in depreciation and amortization expense partially offset by a $5.7 million increase in gross profit.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Revenues

Revenues of $485.6 million for 2005 increased by approximately $20.9 million or 4.5% from the comparable period in 2004.

Membership services revenues for 2005 of $133.8 million increased by approximately $2.2 million or 1.6% from 2004.  This revenue increase was largely attributable to a $4.6 million increase in extended vehicle warranty program revenue due to continued growth in the sales of one-year renewable warranty products, and a $1.3 million increase in ERS revenue attributable to increased enrollment, partially offset by a $1.5 million reduction in membership services revenue primarily associated with reduced enrollment in the Coast to Coast Club and Golf Card Club, a $1.4 million reduction in marketing fee income recognized on RV financing products, and an $0.8 million decrease in dealer marketing program revenue.

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

Liquidity and Capital Resources

We have historically operated with a working capital deficit.  The working capital deficit as of December 31, 2006 and 2005 was $35.0 million and $6.7 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $62.9 million and $61.0 million as of December 31, 2006 and 2005, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.  The primary reason for the fluctuation in working capital is the $29.9 million paydown of the Senior Subordinated Notes in 2006.  We generated net cash from operations of $47.1 million and $17.2 million, in 2006 and 2005, respectively.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at December 31, 2006, in thousands.  The table below includes principal and future interest due under our debt agreements based on interest rates as of December 31, 2006 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt	$390,527	$31,201	$27,527	$123,018	$15,725	$15,308	$177,748
Operating lease obligations	160,414	15,517	14,752	13,771	13,326	11,733	91,315
Deferred compensation	6,310	3,172	1,758	1,380	—	—	—
Other commercial commitments
Letters of credit	7,104	6,754	350	—	—	—	—
Grand total	$564,355	$56,644	$44,387	$138,169	$29,051	$27,041	$269,063

On June 24, 2003, we entered into the Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (“Senior Credit Facility”) providing for term loans (“Term Loans”) in the aggregate of $140.0 million and a revolving credit facility of $35.0 million.  As of December 31, 2006, $108.5 million was outstanding under the Term Loans.  No borrowings were outstanding on the revolving credit facility as of December 31, 2006.  Reborrowings under the Term Loans are not permitted.  The interest on borrowings under the Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 0.75% to 2.75% over the stated rates.  As of December 31, 2006, the average interest rate on the Term Loans was 7.85%, and permitted borrowings under the undrawn revolving facility were $27.9 million.  We also pay a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the Term Loans are

$350,000.  The revolving credit facility matures on June 24, 2008, and the Term Loans mature on June 24, 2009.  The funds available under our Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of December 31, 2006, we had letters of credit in the aggregate amount of $7.1 million outstanding.  The Senior Credit Facility is secured by virtually all of our assets and a pledge of our stock and the stock of our subsidiaries.  Further the Senior Credit Facility requires the loans to be prepaid in an amount equal to 75% of the excess cash flow, as defined.  As of December 31, 2006, the Company generated $4.4 million of excess cash flow, as defined and will prepay the Term Loans in an amount equal to 75% of the excess cash flow in the first quarter of 2007, on a pro-rata basis, in inverse order of maturity, per the agreement.

On March 3, 2006, AGI amended its Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows AGI to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on its 10 7/8% Senior Notes in cash instead of by the issuance of additional notes.  For the year ended December 31, 2006, AGI has distributed $3.3 million in the form of a dividend to AGHI to fund the Company’s tax obligations.  Further, AGI amended the Senior Credit Facility’s covenant restrictions with affiliates to permit a joint venture arrangement between Camping World and FreedomRoads Holding LLC and its subsidiaries, (collectively “FreedomRoads”), an affiliate of the Company.

In February 2004, we issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (the “AGI Senior Notes”).  The Company completed a registered exchange of the AGI Senior Notes under the Securities Act of 1933 in August 2004.  On June 8, 2006, AGI amended its Senior Credit Facility to permit AGI to purchase up to $30.0 million of AGI’s Senior Subordinated Notes from time to time as and when the Company determines.  AGI purchased $29.9 million of the Senior Subordinated Notes at various times from June 2006 through August 2006.  The Senior Subordinated Note purchases were made with available cash and the notes purchased have been retired.  As of December 31, 2006, $170.1 million of Senior Subordinated Notes remain outstanding.

The Senior Credit Facility and the AGI Indenture contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  We were in compliance with all debt covenants at December 31, 2006.

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

AGHI contributed the net proceeds from the issuance of the AGHI Notes, approximately $81.0 million, to the Company and in turn, the Company made an equity contribution to its wholly-owned subsidiary, Camping World, Inc. (“Camping World”).  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. (“CWI”).  CWI created a new wholly-owned subsidiary named CWFR Capital Corp., a Delaware corporation (“CWFR”) which is an “unrestricted subsidiary” as defined under the AGHI Notes and the AGI Indenture.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the AGHI Notes.  CWI made an equity capital contribution to CWFR in an equal amount to the capital contribution that CWI received from Camping World.  CWFR used the proceeds from the equity capital contribution to acquire a preferred membership interest in FreedomRoads, a Minnesota limited liability company owned 90% by The Stephen Adams Living Trust which also indirectly owns 97.4% of the outstanding capital stock of AGHC and indirectly AGI.

The preferred membership interest acquired by CWFR has a face amount of $88.2 million and is entitled to receive a preferred payment from FreedomRoads at 10-7/8% per annum when and as declared by the Board of Governors of FreedomRoads from any source legally available therefor.  Any portion of the preferred payment not paid will accumulate and will be compounded semi-annually until paid.  FreedomRoads may redeem the preferred membership interest upon the payment of $88.2 million plus the accrued and unpaid preferred return to the date of redemption.  FreedomRoads will be required to redeem the preferred membership interest at that same redemption price if there is a sale or reorganization of the membership interests of FreedomRoads or a sale of substantially all of the assets of FreedomRoads.  According to the terms of the preferred membership interest, FreedomRoads cannot make distributions with respect to membership interests other than (a) distributions with respect to the preferred membership interest, (b) distributions for the members’ estimated tax liabilities from earnings of FreedomRoads and (c) distributions in the aggregate not to exceed 50% of the amount of (i) FreedomRoads net profit for the period from January 1, 2005 through the end of the fiscal quarter next preceding the distribution date less (ii) the aggregate amount of tax distributions made during the period from January 1, 2005 through the end of the fiscal quarter next preceding the distribution date.  CWFR may not sell, pledge or otherwise transfer the preferred membership interest.  The preferred membership interest does not provide CWFR with any voting rights in FreedomRoads.  The preferred membership interest in FreedomRoads is being carried at cost and is reviewed periodically for impairment.

In April 2005, Camping World, Inc. acquired the assets of an RV catalog retailer specializing in recreational vehicle merchandise for $0.6 million.  In May 2005, the Ehlert Publishing Group, Inc. acquired the Powerboat Magazine title and related assets from Nordskog Publishing, Inc. for $4.0 million.  As part of the purchase, we issued $1.5 million of debt and assumed $0.5 million of liabilities.  In December 2005, AGI Productions, Inc., a subsidiary of Ehlert Publishing Group, Inc., acquired the consumer outdoor recreation show assets of Royal Productions, Inc. for $8.5 million.  As part of the purchase, we issued $6.0 million of debt and assumed $1.8 million of liabilities.

On March 6, 2006, Camping World, a wholly-owned subsidiary of AGI, entered into a Joint Venture Agreement with FreedomRoads.  FreedomRoads is indirectly owned and controlled by Stephen Adams, the Chairman and indirect controlling shareholder of AGHI.  FreedomRoads, through its wholly-owned subsidiaries, owns and operates RV dealerships, currently operating across the United States.  The Joint Venture Agreement provides that Camping World and FreedomRoads are to act cooperatively with a view to maximizing synergies and to locate, establish and utilize mutually beneficial relationships that are available only to the parties acting together that would not otherwise be available to either party independently.

In February 2006, AGI Productions, Inc. acquired the consumer shows and related assets of H & S Productions, LLC for $2.5 million.  As part of the purchase, the Company issued $0.4 million of debt and assumed $1.0 million of liabilities.  In August 2006, TL Enterprises, Inc. acquired the consumer park guides and related assets of American Guide Services, Inc for $1.0 million.  As part of the purchase, the Company issued $0.1 million of debt and assumed $0.3 million of liabilities.  In September 2006, AGI Productions, Inc. acquired the consumer shows and related assets of Apple Rock Advertising and Promotions, Inc. for $1.2 million.  As part of the purchase, the Company issued $0.2 million of debt and assumed $0.4 million of liabilities.

During 2006, we incurred $1.1 million of deferred executive compensation expense under our phantom stock agreements and made payments of $0.8 million on mature phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next three years.  Phantom stock payments of $3.2 million are scheduled to be made during 2007.

Capital expenditures for 2006 totaled $15.2 million compared to capital expenditures of $11.4 million in 2005.  Capital expenditures are anticipated to be approximately $15.8 million for 2007, primarily for 19 new Camping World stores and equipment, information technology, existing store upgrades, inventory system replacement, and computer software upgrades and enhancements.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We assess the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  We determined there were no indicators of impairment of long-lived assets as of December 31, 2006.

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

Based on the results of the annual impairment tests, we determined that no indicators of goodwill impairment existed as of December 31, 2006.  However, future goodwill impairments tests could result in a charge to earnings.  We will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

Restructuring

In 2006, we recorded reserves in connection with the restructuring program primarily within our membership segment.  These reserves included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions.  Although we do not anticipate significant changes, the actual costs may differ from these estimates.

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

Interest Rate Sensitivity Analysis

At December 31, 2006, we had debt totaling $285.2 million, comprised of $108.5 million of variable rate debt and $176.7 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $1.1 million.

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

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,  Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings.  We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

Effective December 31, 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108 (SAB 108), Guidance for Quantifying Financial Statement Misstatements.  In SAB 108, the SEC staff establishes an approach that requires quantification of Financial Statement errors based on the effects of the error on each of the Company’s Financial Statements and the related Financial Statement disclosures.  This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the “iron-curtain” and the “roll-over” methods.  The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement in the period of correction.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but can lead to the accumulation of misstatements in the balance sheet.  The adoption of this bulletin did not impact the Company’s Financial Statements.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholder’s Deficit for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

All financial statement schedules have been omitted since the required information is included in the consolidated financial statements, the notes thereto or because such information is not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Affinity Group, Inc.

We have audited the accompanying consolidated balance sheets of Affinity Group, Inc. and its subsidiaries, a wholly-owned subsidiary of Affinity Group Holding, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s deficit and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We are not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/

/s/ Ernst & Young LLP
February 14, 2007
Woodland Hills, California

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,006	$24,778
Accounts receivable, less allowance for doubtful accounts of $1,193 in 2006 and $952 in 2005	27,199	26,508
Inventories	52,703	47,039
Prepaid expenses and other assets	12,995	11,218
Deferred tax assets, net	3,203	4,995
Total current assets	111,106	114,538

PROPERTY AND EQUIPMENT, net	34,765	29,843
INVESTMENT IN AFFILIATE	81,005	81,005
NOTE FROM AFFILIATE	4,688	4,722
INTANGIBLE ASSETS, net	30,311	34,572
GOODWILL	144,429	144,429
DEFERRED TAX ASSETS, net	—	4,620
OTHER ASSETS	1,704	1,731
Total assets	$408,008	$415,460

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$32,577	$12,683
Accrued interest	5,936	6,897
Accrued income taxes	1,736	465
Accrued liabilities	35,663	34,094
Deferred revenues and gains	62,906	60,994
Current portion of long-term debt	7,271	6,136
Total current liabilities	146,089	121,269

DEFERRED REVENUES AND GAINS	37,183	37,926
LONG-TERM DEBT, net of current portion	277,884	313,864
DEFERRED TAX LIABILITY	15,724	—
OTHER LONG-TERM LIABILITIES	6,511	8,766
	483,391	481,825
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Additional paid-in capital	81,005	81,005
Accumulated deficit	(156,389)	(147,371)
Total stockholder's deficit	(75,383)	(66,365)
Total liabilities and stockholder's deficit	$408,008	$415,460

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (IN THOUSANDS)

	2006	2005	2004

REVENUES:
Membership services	$137,394	$133,756	$131,608
Publications	86,742	79,122	77,977
Retail	290,422	272,682	255,094
	514,558	485,560	464,679
COSTS APPLICABLE TO REVENUES:
Membership services	87,407	85,551	84,231
Publications	58,302	53,855	53,042
Retail	175,015	162,363	151,196
	320,724	301,769	288,469

GROSS PROFIT	193,834	183,791	176,210

OPERATING EXPENSES:
Selling, general and administrative	133,129	121,178	116,137
Restructuring charge	93	—	—
Goodwill impairment	—	4,344	—
Depreciation and amortization	18,656	15,529	13,893
	151,878	141,051	130,030
INCOME FROM OPERATIONS	41,956	42,740	46,180

NON-OPERATING ITEMS:
Interest income	1,115	1,061	755
Interest expense	(25,708)	(25,642)	(23,994)
Debt extinguishment expense	(835)	—	(5,035)
Other non-operating income (expense), net	9	(5)	420
	(25,419)	(24,586)	(27,854)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	16,537	18,154	18,326

INCOME TAX EXPENSE	(22,268)	(7,416)	(8,075)

NET INCOME (LOSS)	$(5,731)	$10,738	$10,251

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT JANUARY 1, 2004	2,000	$1	$—	$(88,906)	$(88,905)

Dividends	—	—	—	(79,454)	(79,454)
Net income	—	—	—	10,251	10,251
BALANCES AT DECEMBER 31, 2004	2,000	1	—	(158,109)	(158,108)

Additional paid in capital	—	—	81,005	—	81,005
Net income	—	—	—	10,738	10,738
BALANCES AT DECEMBER 31, 2005	2,000	1	81,005	(147,371)	(66,365)

Dividends	—	—	—	(3,287)	(3,287)
Net loss	—	—	—	(5,731)	(5,731)
BALANCES AT DECEMBER 31, 2006	2,000	$1	$81,005	$(156,389)	$(75,383)

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004 (IN THOUSANDS)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,731)	$10,738	$10,251
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred tax provision (benefit)	22,136	(2,677)	2,274
Depreciation	10,333	9,194	8,433
Amortization	8,323	6,335	5,460
Goodwill impairment	-	4,344	-
Provision for losses on accounts receivable	745	521	585
Deferred compensation	1,070	2,200	2,950
Gain on sale of property and equipment	(16)	(2)	(435)
Loss on early extinguishment of debt	835	-	5,035
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	(1,436)	(2,765)	547
Inventories	(5,664)	(4,475)	(5,624)
Prepaid expenses and other assets	(1,478)	442	(427)
Accounts payable	19,894	(3,828)	3,800
Accrued and other liabilities	(1,446)	(331)	4,774
Deferred revenues and gains	(460)	(2,454)	743
Net cash provided by operating activities	47,105	17,242	38,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,245)	(11,371)	(8,869)
Net proceeds from sale of property and equipment	126	33	420
Change in intangible assets	-	(45)	(22)
Investment in affiliate	-	(81,005)	-
Acquisitions, net of cash received	(2,868)	(3,620)	(2,599)
Cash (received) paid on loans to affiliate	34	30	(8)
Sale of publication assets	-	-	3,939
Net cash used in investing activities	(17,953)	(95,978)	(7,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,287)	-	(75,096)
Borrowings on long-term debt	-	81,005	200,000
Payment of debt issue costs	(12)	(264)	(7,777)
Principal payments of long-term debt	(35,625)	(1,791)	(129,905)
Net cash provided by (used in) financing activities	(38,924)	78,950	(12,778)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,772)	214	18,449

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	24,778	24,564	6,115

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,006	$24,778	$24,564

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.                             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of Affinity Group, Inc. (“AGI”) and its subsidiaries (collectively the “Company”).  In March 2005, Affinity Group Holding Corp. (“AGHC”) formed a holding company, Affinity Group Holding, Inc., a Delaware corporation (“AGHI”) at which time AGHC contributed 100% of the outstanding shares of common stock of AGI to AGHI.  AGHI is the direct parent of the Company.

Description of the Business — The Company is a membership-based direct marketing company which sells club memberships, products, services, and publications to selected affinity groups primarily in North America.  The Company markets club memberships, merchandise and services to RV owners, and camping and golf enthusiasts.  In addition, the Company operates 63 retail outlets and a mail order business selling RV accessories, supplies and services.  The stores are located throughout the United States.  The Company also publishes magazines, directories and books.

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers all short-term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents.  The carrying amount approximates fair value because of the short maturity of these instruments.

Concentration of Credit Risk — The Company is potentially subject to concentrations of credit risk in accounts receivable.  Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers and their geographical dispersion.

Inventories — Inventories are stated at lower of FIFO (first-in, first-out) cost or market.  Inventories consist of retail travel and leisure specialty merchandise.

Property and Equipment — Property and equipment are recorded at cost.  Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

Years
Leasehold improvements	3-27
Furniture and equipment	3-12
Software	3-5

Leasehold improvements are amortized over their useful lives or the remaining term of the respective lease, whichever is shorter.

Goodwill and Other Intangible Assets — Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present (See Note 3).  The finite-lived intangible assets consisting of membership customer lists, resort and golf course agreements, non-compete and deferred consulting agreements, and deferred financing costs have weighted average useful lives of approximately 6 years, 23 years, 15 years and 7 years, respectively.

Long-lived assets — Long-lived assets, including capitalized software costs, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the asset is less than the carrying value.

Self-insurance program — Self-insurance accruals for workers compensation and general liability programs are calculated by outside actuaries and are based on claims filed and include estimates for claims incurred but not yet reported.  Projections of future loss are inherently uncertain because of the random nature of insurance claims occurrences and could be substantially affected if future occurrences and claims differ significantly from these assumptions and historical trends.

Long-term Debt — The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.  The fair value of the Company’s long-term debt was $284.2 million as of December 31, 2006.

Revenue Recognition — Merchandise revenue is recognized when products are sold in the retail stores, shipped for mail and Internet orders, or when services are provided to customers.  Emergency Road Service (“ERS”) revenues are deferred and recognized over the life of the membership.  ERS claim expenses are recognized when incurred.  Royalty revenue is earned under the terms of an arrangement with a third party credit card provider based on a percentage of the Company’s outstanding credit card balances with such third party credit card provider.  Membership revenue is generated from annual, multi-year and lifetime memberships.  The revenue and expenses associated with these memberships are deferred and amortized over the membership period.  For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit, typically three months based on historical actual response rates.  Renewal expenses are expensed at the time related materials are mailed.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.  At December 31, 2006 and 2005, $6.0 million and $5.8 million of advertising expenses have been capitalized as direct-response advertising, of which $3.5 million and $3.3 million, respectively, were reported as assets and $2.5 million in each year were reported net of related deferred revenue.  Advertising expenses for 2006, 2005 and 2004 were $32.8 million, $27.4 million and $28.1 million, respectively.

Publications Revenue and Expense — Newsstand sales of publications and related expenses are recorded at the time of delivery, net of estimated provision for returns.  Subscription sales of publications are reflected in income over the lives of the subscriptions.  The related selling expenses are expensed as incurred.  Advertising revenues and related expenses are recorded at the time of delivery.  Subscription and newsstand revenues and expenses related to annual publications are deferred until the publications are distributed.  Revenues and related expenses for consumer shows are recognized when the show occurs.

Vendor Allowances — The Company receives rebates from vendors pursuant to several different types of programs.  Vendor consideration is accounted for as a reduction of the inventory cost and related cost of sales when the inventory is sold.

Shipping and Handling Fees and Costs — The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of cost applicable to revenues.

Income Taxes — The Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect.  When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences.

In the second quarter of 2006, AGHC received approval from the Internal Revenue Service to change its tax status from a Subchapter C corporation to a Subchapter S corporation (“S corporation”) to be effective as of January 1, 2006.  The election for change in tax status to an S corporation included AGHC and all its subsidiaries with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which are to remain Subchapter C corporations.  Pursuant to FAS 109, “Accounting for Income taxes”, a change in tax status resulting from an S corporation election requires that all deferred tax accounts be revalued upon formal approval of the S corporation status.  Accordingly, all deferred tax accounts of AGHC and its subsidiaries, excluding Camping World, Inc. and its wholly owned subsidiaries, were revalued to account for the tax effect for the change to the S corporation status.

Major Customers — Included in the Membership Services Segment is revenue in the amount of $20.3 million, $20.0 million and $20.2 million, for the years 2006, 2005 and 2004, respectively, which was received under contracts from one customer of the Company.

Recent Accounting Pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,  Accounting for Income Taxes,” which is effective for fiscal years beginning after December 15, 2006, and clarifies the accounting for uncertainty in tax positions.  FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The cumulative effect of the change in accounting principle is recorded as an adjustment to opening retained earnings.  We are currently evaluating the impact of the adoption of FIN 48 on our financial statements.

Effective December 31, 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108 (SAB 108), Guidance for Quantifying Financial Statement Misstatements.  In SAB 108, the SEC staff establishes an approach that requires quantification of Financial Statement errors based on the effects of the error on each of the Company’s Financial Statements and the related Financial Statement disclosures.  This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the “iron-curtain” and the “roll-over” methods.  The iron curtain method focuses primarily on the effect of correcting the period- end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement in the period of correction.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but can lead to the accumulation of misstatements in the balance sheet.  The adoption of this bulletin did not impact the Company’s Financial Statements.

2.       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2006	2005
Land	$477	$477
Building and improvements	12,134	7,969
Furniture and equipment	51,479	45,250
Software	20,538	18,000
Systems development and construction in progress	6,180	4,117
	90,808	75,813
Less: accumulated depreciation	(56,043)	(45,970)
	$34,765	$29,843

3.          GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in the carrying amount of goodwill by business segment consisted of the following at December 31 (in thousands):

	Membership
	Services	Publications	Retail	Consolidated
Balance as of January 1, 2005	$54,288	$46,884	$47,601	$148,773
Impairments	(4,344)	—	—	(4,344)
Balance as of December 31, 2005	49,944	46,884	47,601	144,429
Impairments	—	—	—	—
Balance as of December 31, 2006	$49,944	$46,884	$47,601	$144,429

Finite-lived intangible assets and related accumulated amortization consisted of the following at December 31 (in thousands):

	2006
		Accumulated
	Gross	Amortization	Net
Membership and customer lists	$28,961	$(11,561)	$17,400
Resort and golf course participation agreements	13,465	(12,503)	962
Non-compete and deferred consulting agreements	18,830	(12,667)	6,163
Deferred financing costs	10,769	(4,983)	5,786
	$72,025	$(41,714)	$30,311

	2005
		Accumulated
	Gross	Amortization	Net
Membership and customer lists	$24,514	$(7,007)	$17,507
Resort and golf course participation agreements	13,539	(11,622)	1,917
Non-compete and deferred consulting agreements	18,455	(11,492)	6,963
Deferred financing costs	11,851	(3,666)	8,185
	$68,359	$(33,787)	$34,572

The aggregate future five-year amortization of finite-lived intangibles at December 31, 2006 is as follows (in thousands):

2007	$8,436
2008	6,779
2009	5,317
2010	4,189
2011	3,685
Thereafter	1,905
Total	$30,311

Under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 12 - Segment Information.  The determination of fair value for a reporting unit involves the use of assumptions and estimates such as the future performance of the operations of the reporting unit and discount rates used to determine the current value of expected future cash flows of the reporting unit.  Any change in these assumptions and estimates, and other factors such as inflation rates, competition and general economic conditions, could cause the calculated fair value of the operating unit to decrease significantly.

The Company performed its annual impairment test of its goodwill and intangible assets during the fourth quarter of 2006.  Based on this test, the Company concluded that no impairment existed as of December 31, 2006.

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

In February 2006, AGI Productions, Inc. acquired the consumer shows and related assets of H & S Productions, LLC for $2.5 million.  The acquisition price was allocated primarily to membership and customer lists.  In August 2006, the Company’s subsidiary TL Enterprises, Inc. acquired the consumer park guides and related assets of American Guide Services, Inc. for $1.0 million.  The acquisition price was allocated primarily to membership and customer lists.  In September 2006, AGI Productions, Inc. acquired the consumer shows and related assets of Apple Rock Advertising and Promotions, Inc. for $1.2 million.  The acquisition price was allocated primarily to membership and customer lists.

The total costs of the 2006 and 2005 acquisitions have been allocated to the assets acquired and the liabilities assumed based on their respective fair values in accordance with SFAS 141, Business Combinations.  The results of operations for each respective acquisition have been included in the Company’s results of operations from the date of the acquisitions.

4.                             ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2006	2005
Compensation and benefits	$15,341	$12,911
Other accruals	20,322	21,183
	$35,663	$34,094

5.                             LONG-TERM DEBT

The following reflects outstanding long-term debt as of December 31 (in thousands):

	2006	2005
AGI 9% Senior Subordinated Notes due 2012	$170,094	$200,000
AGI Credit Facility: Term Loans	108,475	111,150
Other long-term obligations	6,586	8,850
	285,155	320,000
Less: current portion	(7,271)	(6,136)
	$277,884	$313,864

On June 24, 2003, the Company entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (“Senior Credit Facility”) providing for term loans (“Term Loans”) in the aggregate of $140.0 million and a revolving credit facility of $35.0 million.  The funds available under the revolving credit line of the Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  Re-borrowings under the Term Loans are not permitted.  The interest on borrowings under the Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates (“LIBOR”), plus an applicable margin ranging from 0.75% to 2.75% over the stated rates.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit line.  Further, the Senior Credit Facility requires the loans to be prepaid in an amount equal to 75% of the excess cash flow, as defined.  As of December 31, 2006, the Company generated $4.4 million of excess cash flow, as defined and will prepay the Term Loans in an amount equal to 75% of the excess cash flow in the first quarter of 2007, on a pro-rata basis, in inverse order of maturity, per the agreement.  The Senior Credit Facility is secured by substantially all the assets and a pledge of the stock of AGI.

On March 3, 2006, AGI amended its Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows AGI to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on its 10 7/8% Senior Notes in cash instead of by the issuance of additional notes.  For the year ended December 31, 2006, AGI has distributed $3.3 million in the form of a dividend to AGHI to fund the Company’s tax obligations.  Further, AGI amended the Senior Credit Facility’s covenant restrictions with affiliates to permit a joint venture arrangement between Camping World, Inc. and FreedomRoads Holding Company LLC and its subsidiaries, (collectively “FreedomRoads”), an affiliate of the Company.

On June 8, 2006, AGI amended its Senior Credit Facility to permit AGI to purchase up to $30.0 million of AGI’s Senior Subordinated Notes from time to time as and when the Company determines.  During 2006 AGI purchased $29.9 million of the Senior Subordinated Notes.  The Senior Subordinated Note purchases were made with available cash and the notes purchased have been retired.  As of December 31, 2006, $170.1 million of Senior Subordinated Notes remain outstanding.

As of December 31, 2006, $108.5 million was outstanding under the Term Loans and the average interest rate on the Term Loans was 7.85%.  As of December 31, 2006 permitted borrowings under the undrawn revolving line were $27.9 million.  The Company had commercial and standby letters of credit in the aggregate amount of $7.1 million outstanding as of December 31, 2006.  The aggregate quarterly scheduled payments on the Term Loans are $0.35 million.  The revolving credit facility matures on June 24, 2008, and the Term Loans mature on June 24, 2009.

On February 18, 2004, the Company issued $200.0 million of 9% Senior Subordinated Notes due 2012 (the “AGI Senior Notes”).  Interest is payable on the AGI Senior Notes twice a year on each February 15 and August 15, beginning August 15, 2004, and the AGI Senior Notes mature on February 15, 2012.  The proceeds of the issuance were used to fund the tender offer and defeasance of the remaining $100.0 million outstanding principal amount of the AGH Notes.  The Company used the remaining proceeds from the issuance of the AGI Senior Notes to prepay $25.0 million of the Term Loans under our Senior Credit Facility, pay a $60.0 million dividend, create a $15.0 million segregated cash account, pay certain prepayment and transaction costs and for general corporate purposes.   The bond redemption premium, consent fee and the unamortized deferred financing costs in the amount of $1.7 million, $1.7 million, and $1.1 million, respectively, were recognized as of the redemption date.  The Company also incurred a $0.5 million debt extinguishment charge representing the pro rata unamortized deferred financing costs associated with the prepayment of the Senior Credit Facility.  On June 8, 2006, AGI amended its Senior Credit Facility to permit AGI to purchase up to $30.0 million of AGI’s Senior Subordinated Notes from time to time as and when the Company determines.  During 2006 AGI purchased $29.9 million of the Senior Subordinated Notes.  The Senior Subordinated Note purchases were made with available cash and the notes purchased have been retired.  As of December 31, 2006, $170.1 million of Senior Subordinated Notes remain outstanding.

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

AGHI contributed the net proceeds from the issuance of the AGHI Notes, approximately $81.0 million, to AGI and in turn, AGI made an equity contribution to its wholly-owned subsidiary, Camping World, Inc. (“Camping World”).  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. (“CWI”).  CWI created a new wholly-owned subsidiary named CWFR Capital Corp., a Delaware corporation (“CWFR”) which is an “unrestricted subsidiary” as defined under the AGHI Notes and the AGI Indenture.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the AGHI Notes.  CWI made an equity capital contribution to CWFR in an equal amount to the capital contribution that CWI received from Camping World.  CWFR used the proceeds from the equity capital contribution to acquire a preferred membership interest in FreedomRoads, a Minnesota limited liability company owned 90% by The Stephen Adams Living Trust which also indirectly owns 97.4% of the outstanding capital stock of AGHC and indirectly AGHI.

The preferred membership interest acquired by CWFR has a face amount of $88.2 million and is entitled to receive a preferred payment from FreedomRoads at 10-7/8% per annum when and as declared by the Board of Governors of FreedomRoads from any source legally available therefor.  Any portion of the preferred payment not paid will accumulate and will be compounded semi-annually until paid.  FreedomRoads may redeem the preferred membership interest upon the payment of $88.2 million plus the accrued and unpaid preferred return to the date of redemption.  FreedomRoads will be required to redeem the preferred membership interest at that same redemption price if there is a sale or reorganization of the membership interests of FreedomRoads or a sale of substantially all of the assets of FreedomRoads.  According to the terms of the preferred membership interest, FreedomRoads cannot make distributions with respect to membership interests other than (a) distributions with respect to the preferred membership interest, (b) distributions for the members’ estimated tax liabilities from earnings of

FreedomRoads and (c) distributions in the aggregate not to exceed 50% of the amount of (i) FreedomRoads’ net profit for the period from January 1, 2005 through the end of the fiscal quarter next preceding the distribution date less (ii) the aggregate amount of tax distributions made during the period from January 1, 2005 through the end of the fiscal quarter next preceding the distribution date.  CWFR may not sell, pledge or otherwise transfer the preferred membership interest.  The preferred membership interest does not provide CWFR with any voting rights in FreedomRoads.  The preferred membership interest FreedomRoads is being carried at cost and is reviewed periodically for impairment.

On March 6, 2006, Camping World, a wholly-owned subsidiary of AGI, entered into a Joint Venture Agreement with FreedomRoads.  FreedomRoads is indirectly owned and controlled by Stephen Adams, the Chairman and indirect controlling shareholder of AGHI.  FreedomRoads, through its wholly-owned subsidiaries, owns and operates RV dealerships, currently operating across the United States.  The Joint Venture Agreement provides that Camping World and FreedomRoads are to act cooperatively with a view to maximizing synergies and to locate, establish and utilize mutually beneficial relationships that are available only to the parties acting together that would not otherwise be available to either party independently.  There are no capital requirements or sharing of income and expenses.

The AGI Credit Facility and the AGI indenture contains certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets and investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at December 31, 2006.

The aggregate future maturities of long-term debt at December 31, 2006 are as follows (in thousands):

2007	$7,271
2008	3,810
2009	103,575
2010	405
2011	—
Thereafter	170,094
Total	$285,155

6.                             INCOME TAXES

The components of the Company’s income tax expense from operations for the year ended December 31, consisted of (in thousands):

	2006	2005	2004
Current:
Federal	$—	$8,866	$5,090
State	12	1,227	711
Deferred
Federal	19,549	(2,352)	1,995
State	2,707	(325)	279
Income tax expense	$22,268	$7,416	$8,075

A reconciliation of income tax expense from operations to the federal statutory rate for the year ended December 31 is as follows (in thousands):

	2006	2005	2004
Income taxes computed at federal statutory rate	$(2,830)	$6,354	$6,413
State income taxes - net of federal benefit	(243)	545	550
Other differences:
Deferred taxes upon change in tax status	23,097	—	—
Disposition of book goodwill	—	—	1,334
Goodwill written off	—	1,651	—
Increase (decrease) of valuation allowance	2,459	(1,036)	—
Other	(215)	(98)	(222)
Income tax expense	$22,268	$7,416	$8,075

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards.  Significant items comprising the net deferred tax asset at December 31 are (in thousands):

	2006	2005
Deferred tax liabilities:
Management incentive	$(3,349)	$(3,254)
Accelerated depreciation	(3,001)	(2,236)
Prepaid expenses	(254)	(3,051)
Intangible assets	(1,303)	(1,996)
Basis difference on building and land	(8,861)	(11,868)
Other	(662)	(271)
	(17,430)	(22,676)
Deferred tax assets:
Intangible assets	—	1,163
Deferred revenues	630	8,957
Accrual for employee benefits and severance	1,033	1,720
Accrual for deferred phantom stock compensation	59	2,280
Net operating loss carryforward	2,459	—
Claims reserves	1,649	2,996
Reserve for resort points	—	1,162
Deferred compensation	—	9,704
Bad debt reserve	—	1,103
Other reserves	1,538	3,206
	7,368	32,291
Valuation allowance	(2,459)	—
Net deferred tax (liabilities) assets	$(12,521)	$9,615

Effective January 1, 2006 the Company received approval from the Internal Revenue Service for a change in tax status to an S corporation which included AGHC and all its subsidiaries with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which are to remain Subchapter C corporations.  At December 31, 2006, Camping World, Inc. and its subsidiaries had a net operating loss carryforward of approximately $6.5 million, which will be able to offset future taxable income.  If not used, the net operating loss carryforward will expire in 2026.  The valuation allowance for deferred taxes was increasd by $2.5 million as the utilization of the net loss carry forward in future periods is not certain.

7.          COMMITMENTS, CONTINGENCIES

Leases — The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates.  Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 2006 are as follows (in thousands):

2007	$15,517
2008	14,752
2009	13,771
2010	13,326
2011	11,733
Thereafter	91,315
Total	$160,414

During 2006, 2005 and 2004, respectively, approximately $14.7 million, $13.1 million, and $12.5 million of rent expense was charged to costs and expenses.

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s ultimate parent, AGI Holding Corp., for $52.3 million in cash and a note receivable.  The properties have been leased back to the Company on a triple net basis.  Both the sales price and lease rates were based on market rates determined by third party independent appraisers engaged by the mortgage lender and approved by the AGI Senior Credit Facility agent bank.  These leases have an initial term of 25 to 27 years with two five-year options at the then current market rent.  The leases are classified as operating leases in accordance with SFAS No. 13 “Accounting for Leases.”  Land and buildings with a net book value totaling $45.8 million have been removed from the balance sheet.  The transaction resulted in a net gain of $6.1 million consisting of a $12.1 million gain on certain properties and a $6.0 million loss on other properties.  In accordance with accounting principles generally accepted in the United States, the $6.0 million loss was recognized upon the date of sale in 2001 in the statement of operations and the $12.1 million gain was deferred and will be credited to income as rent expense adjustments over the lease terms.  The average net annual lease payments over the lives of the leases are $3.4 million.

Litigation — From time to time, the Company is involved in litigation arising in the normal course of business operations.  The Company does not believe it is involved in any litigation that will have a material adverse effect on the results of operations or financial position.

Employment Agreements — The Company has employment agreements with certain officers.  The agreements include, among other things, an annual bonus based on earnings before interest, taxes, depreciation and amortization, and up to one year’s severance pay beyond termination date or three weeks of severance pay for every year of continuous employment, whichever is greater.

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

Certain directors of the Company are partners in partnerships and shareholders of corporations that lease facilities to the Company under long-term leases.  For the years ended December 31, 2006, 2005 and 2004, payments under these leases were approximately $4.3 million, $6.7 million, and $7.1 million, respectively.  Future commitments under these leases total approximately $89.4 million.  The leases expire at various dates from March 2014 through July 2029, subject to the Company’s right to exercise renewal options.

In connection with our effort to expand the number of Camping World stores by developing retail alliances with RV dealerships across North America, we have established 31 Camping World stores alongside or within RV dealerships owned by FreedomRoads, which is controlled by the Chairman of our Board of Directors, Stephen Adams, and we expect to open additional Camping World stores alongside or within such RV dealerships in the future.  At December 31, 2006, the Company leased 26 properties from FreedomRoads and sub-leased five properties to FreedomRoads.  Total payments by the Company to Freedom Roads under these 26 leased properties for 2006 and 2005 were approximately $1.7 million and $0.7 million, respectively, and future commitments under these leases total approximately $26.5 million.  The leases expire at various dates from August 2013 through December 2016.  For 2006 and 2005, lease payments received from FreedomRoads for the five subleased properties were approximately $1.8 million and $0.7 million, respectively, and future payments to be received under these subleases total approximately $6.2 million.  Camping World paid FreedomRoads approximately $4.3 million in 2006 and FreedomRoads paid the Company approximately $5.5 million, $3.2 million and $3.7 million in 2006, 2005 and 2004, respectively, under the product marketing and sales agreements.

The law firm of Kaplan, Strangis and Kaplan, P.A. (“KSK”) provides ongoing legal services to the Company and certain subsidiaries in connection with various matters. Andris A. Baltins, a member of the Board of Directors, is a member of that firm.  During 2006, KSK received $0.2 million in legal fees from the Company.

9.          STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for December 31 (in thousands):

	2006	2005	2004
Cash paid (received) during the year for:
Interest	$26,669	$25,602	$21,236
Income taxes	(1,138)	9,633	5,552

The Company entered into the following non-cash investing and financing transactions:

2006:

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

In December 2005, the Company assumed $1.8 million of liabilities and issued $6.0 million of debt in the acquisition from Royal Productions, Inc.

2004:

In February 2004, the Company declared and distributed a $4.4 million non-cash dividend consisting of the Adams Insurance Holding LLC notes receivable.

In December 2004, the Company assumed $0.4 million in liabilities and issued $0.7 million of purchase debt in the acquisition of ARU, Inc.

10.       BENEFIT PLAN

The Company sponsors a deferred savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  All employees over age 21, including the Executive Officers, who have completed one year of service (minimum 1,000 hours) are eligible to participate in the 401(k) Plan.  For the plan year 2006, the Company elected a Safe Harbor Matching Contribution for the employer match and set the employer match, which vests upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution.  Employees may defer up to 60% of their eligible compensation up to Internal Revenue Service limits.  The Company’s contributions to the plan totaled approximately $1.9 million, $1.7 million, and $1.5 million for 2006, 2005, and 2004, respectively.

11.       DEFERRED PHANTOM STOCK COMPENSATION

The Company has deferred compensation agreements with certain officers.  The agreements provide for payment to the officers upon their termination, death, disability, or sale of the Company, and other agreed upon events.  Deferred compensation is included in other long-term liabilities except for amounts expected to be paid in 2007, which have been classified in current liabilities.  This deferred compensation is subject to vesting under the terms of the individual agreements.  Vesting periods range from 20% per year over a five-year period to immediate vesting upon entering an agreement.  The Company incurred deferred compensation expense of $1.1 million, $2.2 million, and $3.0 million for 2006, 2005, and 2004, respectively.

12.        SEGMENT INFORMATION

The Company’s three principal lines of business are Membership Services, Publications, and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories and RV and powersports industry trade magazines.  In addition, the Publications segment operates 29 consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes.

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

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Publications	Retail	Consolidated
YEAR ENDED DECEMBER 31, 2006
Revenues from external customers	$137,394	$86,742	$290,422	$514,558
Gain on sale of property and equipment	—	5	11	16
Interest income	6,485	—	6	6,491
Interest expense	—	329	13,709	14,038
Depreciation and amortization	3,658	4,365	8,217	16,240
Segment profit (loss)	44,695	19,837	(10,128)	54,404
Segment assets	167,837	87,122	225,680	480,639
Expenditures for segment assets	2,263	1,171	11,309	14,743

YEAR ENDED DECEMBER 31, 2005
Revenues from external customers	$133,756	$79,122	$272,682	$485,560
Gain (loss) on sale of property and equipment	—	(5)	7	2
Interest income	5,000	—	14	5,014
Interest expense	—	273	10,375	10,648
Depreciation and amortization	3,546	2,401	7,085	13,032
Segment profit	37,685	19,894	660	58,239
Segment assets	162,562	89,104	207,736	459,402
Expenditures for segment assets	2,241	849	8,005	11,095

YEAR ENDED DECEMBER 31, 2004
Revenues from external customers	$131,608	$77,977	$255,094	$464,679
Gain on sale of property and equipment	—	13	22	35
Interest income	2,831	—	4	2,835
Interest expense	—	674	10,221	10,895
Depreciation and amortization	3,643	1,811	6,243	11,697
Segment profit	39,822	19,881	269	59,972
Segment assets	170,270	75,731	124,325	370,326
Expenditures for segment assets	1,455	1,228	6,091	8,774

The following is a summary of the reconciliations of reportable segments to the consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Gain on Sale of Property and Equipment
Total gain on sale for reportable segments	$16	$2	$35
Other non—allocated gain	—	—	397
Total gain on sale of property and equipment	$16	$2	$432
Interest Income
Total interest income for reportable segments	$6,491	$5,014	$2,835
Elimination of intersegment interest income	(6,485)	(4,994)	(2,829)
Other non—allocated interest income	1,109	1,041	749
Total interest income	$1,115	$1,061	$755
Interest Expense
Total interest expense for reportable segments	$14,038	$10,648	$10,895
Elimination of intersegment interest expense	(13,525)	(10,534)	(10,843)
Other non—allocated interest expense	25,195	25,528	23,942
Total interest expense	$25,708	$25,642	$23,994
Depreciation and Amortization
Total depreciation and amortization for reportable segments	$16,240	$13,032	$11,697
Unallocated depreciation and amortization expense	2,416	2,497	2,196
Total consolidated depreciation and amortization	$18,656	$15,529	$13,893
Income From Operations Before Taxes
Total profit for reportable segments	$54,404	$58,239	$59,972
Unallocated depreciation and amortization expense	(2,416)	(2,497)	(2,196)
Unallocated G & A expense	(17,477)	(18,641)	(19,633)
Unallocated interest expense, net	(24,086)	(24,487)	(23,193)
Unallocated gain on sale of property and equipment	—	—	397
Unallocated debt restructure expense	(835)	—	(5,035)
Unallocated restructuring charge	(93)	—	—
Elimination of intersegment interest expense, net	7,040	5,540	8,014
Income from operations before income taxes	$16,537	$18,154	$18,326
Assets
Total assets for reportable segments	$480,639	$459,402	$370,326
Capitalized finance costs not allocated to segments	8,190	9,568	10,951
Corporate unallocated assets	6,353	16,376	13,705
Elimination of intersegment receivable	(87,174)	(69,886)	(74,760)
Consolidated total assets	$408,008	$415,460	$320,222
Capital Expenditures
Total expenditures for assets for reportable segments	$14,743	$11,095	$8,774
Other asset expenditures	502	276	95
Total capital expenditures	$15,245	$11,371	$8,869

13.                      SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of selected quarterly information for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Total revenue	$116,870	$139,003	$130,040	$128,645
Gross profit	44,776	51,294	48,735	49,029
Net income (loss) (1)	2,264	(16,438)	1,885	6,558

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Total revenue	$108,687	$133,212	$124,717	$118,944
Gross profit	42,671	50,575	44,627	45,918
Net income	1,898	5,131	1,736	1,973

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Total revenue	$101,282	$127,644	$117,613	$118,140
Gross profit	37,746	47,465	43,458	47,541
Net income (loss)	(182)	5,425	1,851	3,157

(1) During the third quarter, the Company revised the deferred tax assets expensed in the second quarter of 2006 resulting in a credit of $2.3 million. Amounts have been restated to correct the second quarter.

14.                      VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End
(in thousands)	of Period	Expenses	Deductions		of Period
Description:
Year ended December 31, 2006:
Allowance for doubtful accounts receivable	$952	$745	$504	(a)	$1,193
Year ended December 31, 2005:
Allowance for doubtful accounts receivable	$810	$521	$379	(a)	$952
Year ended December 31, 2004:
Allowance for doubtful accounts receivable	$1,039	$585	$814	(a)	$810

(a)  Accounts determined to be uncollectable and charged against allowance account, net of collection on accounts previously charged against allowance account.

15.                     NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION

In February 2004, the Company completed an offering of $200.0 million 9.0% Senior Subordinated Notes (“AGI Senior Notes”) due in 2012.  Interest is payable on the AGI Senior Notes twice a year on February 15 and August 15, beginning August 15, 2004.  The Company’s present and future restricted subsidiaries will guarantee the AGI Senior Notes with unconditional guarantees of payment that will rank junior in right of payment to their existing and future senior debt, but will rank equal in right of payment to their existing and future senior subordinated debt.

All of the Company’s subsidiaries have jointly and severally guaranteed the indebtedness under the AGI Senior Notes.  Full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the AGI Senior Notes.

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the year ended December 31, 2006 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Cash & cash equivalents	$12,609	$2,397	$—	$—	$15,006
Accounts receivable (net of allowance for
doubtful accounts)	436	131,028	—	(104,265)	27,199
Inventories	—	52,703	—	—	52,703
Other current assets	2,439	13,759	—	—	16,198
Total current assets	15,484	199,887	—	(104,265)	111,106
Property and equipment, net	6,581	28,184	—	—	34,765
Intangible assets	5,816	24,495	—	—	30,311
Goodwill	67,584	76,845	—	—	144,429
Investment in subsidiaries	530,094	81,005	—	(611,099)	—
Affiliate note and investments	44,688	—	81,005	(40,000)	85,693
Other assets	915	789	—	—	1,704
Total assets	$671,162	$411,205	$81,005	$(755,364)	$408,008

Accounts payable	$1,305	$31,272	$—	$—	$32,577
Accrued and other liabilities	13,154	30,181	—	—	43,335
Current portion of long-term debt	108,948	42,588	—	(144,265)	7,271
Current portion of deferred revenue	1,386	61,520	—	—	62,906
Total current liabilities	124,793	165,561		(144,265)	146,089

Deferred revenue	2,663	34,520	—	—	37,183
Long-term debt	273,886	3,998	—	—	277,884
Other long-term liabilities	345,203	(322,968)	—	—	22,235
Total liabilities	746,545	(118,889)		(144,265)	483,391

Interdivisional equity	—	530,094	81,005	(611,099)	—
Stockholders' deficit	(75,383)	—	—	—	(75,383)

Total liabilities & stockholders' equity	$671,162	$411,205	$81,005	$(755,364)	$408,008

Revenue	$5,476	$509,082	$—	$—	$514,558
Costs applicable to revenues	(13,466)	(307,258)	—	—	(320,724)
Operating expenses	(18,962)	(132,823)	—	—	(151,785)
Interest expense, net	(17,046)	(7,547)	—	—	(24,593)
Income from investment in consolidated subsidiaries	46,755	—	—	(46,755)	—
Other non operating income (expenses)	4,953	(5,872)	—	—	(919)
Income tax expense	(13,441)	(8,827)	—	—	(22,268)
Net income (loss)	$(5,731)	$46,755	$—	$(46,755)	$(5,731)

Cash flows from operations	$(30,540)	$77,645	$—	$—	$47,105
Cash flows used in investing activities	(2,978)	(14,975)	—	—	(17,953)
Cash flows (used in) provided by financing activities	19,706	(58,630)	—	—	(38,924)
Cash at beginning of year	26,421	(1,643)	—	—	24,778
Cash at end of year	$12,609	$2,397	$—	$—	$15,006

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the year ended December 31, 2005 (in thousands).

			NON–		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Cash & cash equivalents	$26,421	$(1,643)	$—	$—	$24,778
Accounts receivable (net of allowance for
doubtful accounts)	317	96,077	—	(69,886)	26,508
Inventories	—	47,039	—	—	47,039
Other current assets	4,769	11,444	—	—	16,213
Total current assets	31,507	152,917	—	(69,886)	114,538
Property and equipment, net	5,680	24,163	—	—	29,843
Intangible assets	8,245	26,327	—	—	34,572
Goodwill	67,584	76,845	—	—	144,429
Investment in subsidiaries	468,270	81,005	—	(549,275)	—
Affiliate note and investments	44,795	—	81,005	(40,073)	85,727
Other assets	11,844	(5,493)	—	—	6,351
Total assets	$637,925	$355,764	$81,005	$(659,234)	$415,460
Accounts payable	$985	$11,698	$—	$—	$12,683
Accrued and other liabilities	18,932	22,524	—	—	41,456
Current portion of long-term debt	72,561	43,534	—	(109,959)	6,136
Current portion of deferred revenue	1,592	59,402	—	—	60,994
Total current liabilities	94,070	137,158		(109,959)	121,269
Deferred revenue	2,785	35,141	—	—	37,926
Long-term debt	308,475	5,389	—	—	313,864
Other long-term liabilities	298,960	(290,194)	—	—	8,766
Total liabilities	704,290	(112,506)		(109,959)	481,825
Interdivisional equity	—	468,270	81,005	(549,275)	—
Stockholders' deficit	(66,365)	—	—	—	(66,365)
Total liabilities & stockholder's equity	$637,925	$355,764	$81,005	$(659,234)	$415,460
Revenue	$5,432	$480,128	$-	$-	$485,560
Costs applicable to revenues	(12,995)	(288,774)	—	—	(301,769)
Operating expenses	(20,617)	(120,434)	—	—	(141,051)
Interest income (expense), net	(18,947)	(5,634)	—	—	(24,581)
Income from investment in consolidated subsidiaries	35,115	—	—	(35,115)	—
Other non operating income (expenses)	5,914	(5,919)	—	—	(5)
Income tax benefit (expense)	16,836	(24,252)	—	—	(7,416)
Net income	$10,738	$35,115	$—	$(35,115)	$10,738
Cash flows from operations	$(16,663)	$33,905	—	—	$17,242
Cash flows used in investing activities	(123,159)	(93,897)	(81,005)	202,083	(95,978)
Cash flows provided by financing activities	141,391	58,637	81,005	(202,083)	78,950
Cash at beginning of year	24,852	(288)	—	—	24,564
Cash at end of year	$26,421	$(1,643)	$—	$—	$24,778

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the year ended December 31, 2004 (in thousands).

			NON-	AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$5,499	$459,180	$—	$—	$464,679
Costs applicable to revenues	(13,364)	(275,105)	—	—	(288,469)
Operating expenses	(21,816)	(108,214)	—	—	(130,030)
Interest expense, net	(15,179)	(8,060)	—	—	(23,239)
Income from investment in consolidated subsidiaries	34,015	—	—	(34,015)	—
Other non operating income (expenses)	2,376	(6,991)	—	—	(4,615)
Income tax benefit (expense)	18,720	(26,795)	—	—	(8,075)
Net income (loss)	$10,251	$34,015	$—	$(34,015)	$10,251
Cash flows from operations	$(15,565)	$53,931	$—	$—	$38,366
Cash flows used in investing activities	(1,435)	(5,704)	—	—	(7,139)
Cash flows (used in) provided by financing activities	37,003	(49,781)	—	—	(12,778)
Cash at beginning of year	4,849	1,266	—	—	6,115
Cash at end of year	$24,852	$(288)	$—	$—	$24,564

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

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Michael A. Schneider	52	President, Chief Executive Officer and Director
Marcus Lemonis	33	Chief Executive Officer and President of Camping World, Inc.
Mark J. Boggess	51	Chief Operating Officer of Camping World, Inc.
Thomas F. Wolfe	45	Senior Vice President and Chief Financial Officer
Laura A. James	50	Senior Vice President/ Human Resources
Kenneth Marshall	47	Executive Vice President of Finance and Information Technology of Camping World, Inc.
Brent Moody	45	Senior Vice President/ General Counsel and Business Development of Camping World, Inc.
Prabhuling Patel	60	Senior Vice President
Stephen Adams	69	Chairman of the Board of Directors
Andris A. Baltins	61	Director
David Frith-Smith	61	Director
J. Kevin Gleason	55	Director
George Pransky	66	Director

Michael A. Schneider became our President and Chief Executive Officer as of January 1, 2004.  Prior to that time, Mr. Schneider had been our Chief Operating Officer since 1996.  Prior thereto, Mr. Schneider served as our Senior Vice President and General Counsel since January 1993 and was responsible for administrative areas, development of new corporate ventures and portions of the RV publication business and the advertising and sales departments.  Prior to January 1993 and since 1977, Mr. Schneider has held a variety of senior management positions in our publication business.  Mr. Schneider joined the Board of Directors in 2004.  Mr. Schneider also serves as a director of Adams Outdoor Advertising Inc. (“AOA”), which operates an outdoor media advertising business thought its subsidiaries, and Affinity Bank, a national bank owned by Affinity Bank Holdings, Inc. (“ABH”).  Mr. Adams owns a controlling interest in both AOA and ABH.

Marcus A. Lemonis was appointed President and Chief Executive Officer of Camping World, Inc. (“Camping World”) effective September 13, 2006.  Mr. Lemonis also currently serves and, since 2003, has served as Chief Executive Officer and President of FreedomRoads Holding Company LLC and its subsidiaries (“FreedomRoads”).  FreedomRoads operates RV dealerships across the United States (53 dealerships as of December 31, 2006) and is controlled by Mr. Adams.  From 2001 to 2003, Mr. Lemonis served as President, Chief Executive Officer and Chairman of the Board of Directors of Holiday RV Superstores, Inc.  Holiday RV Superstores, Inc. filed for bankruptcy on October 18, 2003.

Mark J. Boggess became the Chief Operating Officer of Camping World effective September 2006.  Mr. Boggess served as the President and Chief Executive Officer of our Camping World subsidiary as of January 2004 through September 2006.  Prior to that time, Mr. Boggess had been our Senior Vice President and Chief Financial Officer since June 1993.  From June 1992 through May 1993, Mr. Boggess was Vice President and Chief Financial Officer of Hypro

Corporation, a privately owned manufacturer of fluid transfer pumps.  From June 1989 through June 1992, Mr. Boggess was Treasurer of Adams Communications Corporation, a holding company controlled by Stephen Adams which owned television and radio station operations throughout the United States.

Thomas F. Wolfe became our Senior Vice President and Chief Financial Officer as of January 1, 2004.   Prior to that time, Mr. Wolfe had been our Vice President and Controller since 1997.  From 1991 to 1997, Mr. Wolfe was Vice President of Finance of Convenience Management Group, a privately-owned distributor of petroleum products and equipment.  From 1989 to 1991, Mr. Wolfe was Vice President and Controller of First City Properties, Inc.  Prior to 1989, and since 1983, Mr. Wolfe held a variety of staff and management positions at Deloitte & Touche LLP.

Laura A. James became our Senior Vice President/Human Resources as of January 1, 2004.  Prior to that time, Ms. James served as Vice President/Human Resources and Administration since 1996.  From 1984 until her appointment as Vice President/Human Resources, Ms. James served in various management and staff positions at the Company.

Kenneth Marshall became Executive Vice President of Finance and Information Technology of Camping World as of November 1, 2005.  Prior to that, he served as Vice President of Finance and Controller and then Senior Vice President of Finance/Information Technology and Distribution since joining Camping World in 2002.  Prior to that time and since 2000, Mr. Marshall served as Chief Information Officer of Harwood International, a real estate development company in Dallas, Texas.  From 1995 to 2000, Mr. Marshall served as Chief Financial Officer/Chief Operating Officer and was a shareholder of Virtual Solutions, Inc., a technology consulting firm in Dallas, Texas.

Brent Moody joined Camping World in 2002 and since that time has served Camping World as Vice President and General Counsel and then Senior Vice President/ General Counsel and Business Development as well as General Counsel of the Company from 2004-2006.  Mr. Moody also serves as the Executive Vice President Business Development and General Counsel of FreedomRoads, a position he has held since September 1, 2006.  Prior to that time and since 1998, Mr. Moody was a shareholder of the law firm of Greenberg Traurig, P.A.  From 1996 to 1998, Mr. Moody served as Vice President and Assistant General Counsel for Blockbuster, Inc.

Prabhuling Patel was appointed Senior Vice President of Products & Services as of May 1, 2004.  Mr. Patel joined the Company in December 2003 as Vice President of Database Marketing.  Prior to that he served as an advisor to venture capital firms on start-up companies and was also a consultant to the Company from 2002 to 2003.  From 2000 to 2002, Mr. Patel was Senior Vice President & General Manager of the outsourcing business of Message Media, Inc., an email marketing company.  Prior to 2000, he was President of the Telecommunications, Energy & Cable Division of Experian, a credit bureau and direct marketing services company.  He served in senior executive positions running various businesses at Metromail Corporation, which was in the direct marketing services business.  Mr. Patel also held a number of executive level positions in marketing, finance, IT, business development and business strategy at Citigroup, Cigna, Household International and Montgomery Ward.

Stephen Adams has been the Chairman of our Board of Directors since December 1988.  Mr. Adams is also chairman and 90% owner of FreedomRoads which operates RV dealerships (53 dealerships as of December 31, 2006) throughout the United States.  In addition, Mr. Adams is the chairman of the board of directors and the controlling shareholder of AOA.  Mr. Adams is also the chairman and 95% owner of ABH, which operates through its subsidiary, a national bank.

Andris A. Baltins has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A. since 1979.  Mr. Baltins is a member of the board of Polaris Industries Inc., a manufacturer of snowmobiles, all-terrain vehicles, motorcycles and related products, and serves as the Chair of its Corporate Governance and Nominating Committee and is also a member of its Compensation Committee.  He also serves as a director of various private and non-profit corporations.  Mr. Baltins joined the Board of Directors in February 2006.  Mr. Baltins’ law firm provides legal services to the Company and its subsidiaries.  Mr. Baltins also serves as a director of FreedomRoads and of AOA, both of which are controlled by Stephen Adams.

David Frith-Smith has served as managing partner of Biller, Frith-Smith & Archibald, Certified Public Accountants since 1988.  Mr. Frith-Smith was a principal with Maidy Biller Frith-Smith & Brenner, Certified Public Accountants from 1984 to 1988, and with Maidy and Lederman, Certified Public Accountants from 1980 to 1984.  Mr. Frith-Smith has been a member of our Board of Directors since November 1996.  Mr. Frith-Smith is also a director of AOA and ABH, both of which are controlled by Stephen Adams, and various private and non-profit corporations.

J. Kevin Gleason has served as the Chief Executive Officer and President of AOA, an entity controlled by Mr. Adams, since 1991.  Prior to that time, Mr. Gleason was Executive Vice President and General Manager of AOA since 1987.  Mr. Gleason served as General Manager of Naegele Outdoor Advertising of Southern California from 1985 to 1987.  He has served as vice chair marketing, and Chairman of the Outdoor Advertising Association of America as well as a board member of the Traffic Audit Bureau.  Mr. Gleason joined the Board of Directors in October 2005.

George Pransky, Ph.D. has been in private practice as co-director of Pransky and Associates in La Conner, Washington since 1988.  He is a frequent consultant for government and private agencies and has been a contract faculty member for a number of educational institutions, including the University of Washington, the University of Oregon and Antioch College.  Dr. Pransky has trained management groups in team building, stress elimination and leadership development for twenty-five years.  Dr. Pransky joined the Board of Directors in February 2006 and he also serves as a director of AOA.

Directors are elected for terms of one year or until their successors have been duly elected.  There are no family relationships between any of the directors and/or executive officers.

Board Functions as Audit Committee

Our securities are not listed on any national securities exchange and we are not required to maintain a separate audit committee of the Board nor are we subject to the audit committee independence requirements set forth in Rule 10A-3 of the Securities Exchange Act of 1934, as amended.  On February 22, 2006, the Board of Directors of the Company disbanded the Audit Committee and assumed its oversight of the integrity of our financial statements; our compliance with legal and regulatory requirements; the retention, independence and qualifications of our independent auditor; and the responsibilities, budget and performance of our independent auditor.  The Board of Directors recognizes Mr. Frith-Smith as an “Audit Committee Financial Expert” as such term has been defined by the Securities and Exchange Commission.  Mr. Frith-Smith is not an independent director.

Code of Professional Conduct

We have adopted a Code of Professional Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer and all other employees.  This Code of Professional Conduct is posted on our website at www.affinitygroup.com and may be found as follows:

•              From our main web page, first click on “About AGI,”

•              Then, click on “Code of Conduct.”

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from a provision of, this Code of Professional Conduct by posting such information at the address and location specified above under the heading “Waivers.”

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is a voluntary filer pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Act”) and does not have a class of equity securities registered pursuant to Section 12 of the Act.  Accordingly, our officers, directors and 10% or greater holders of our securities are not currently required to file reports pursuant to Section 16(a) of the Act.

ITEM 11:  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The following discussion and analysis describes the Company’s compensation objectives and policies as applied to the named executive officers appearing in the Summary Compensation Table below (the “Executive Officers”).  This section is intended to provide a framework within which to understand the actual compensation awarded to, earned or held by each Executive Officer during 2006 as reported in the compensation tables and accompanying narrative sections appearing on pages 78 to 89 of this annual report on Form 10-K.

In connection with our joint marketing agreement with FreedomRoads, some of our officers also perform services for FreedomRoads.  Messrs. Boggess, Moody and Marshall, who were officers of our Camping World subsidiary prior to entering into the joint marketing agreement with FreedomRoads, are compensated by the Company.  Mr. Lemonis was, and currently is, President and Chief Executive Officer of FreedomRoads before the joint marketing agreement was implemented and receives his primary compensation from FreedomRoads, except for $100,000 in annual salary paid by Camping World.  Accordingly, Mr. Lemonis is not included in the Summary Compensation Table below or the following discussion.

Compensation Objectives

Our executive compensation program is tied closely to our performance and aimed at enabling us to attract and retain the best possible executive talent.  In addition, the total compensation opportunities provided to Executive Officers reflect both the responsibility of each position (internal equity) and competitive market levels (external competitiveness).

Driving Performance:  The Company seeks to significantly correlate the level of compensation paid to its Executive Officers, when taken as a whole, with the financial performance of the Company.  Accordingly, base salary comprises only 15-20% of the total compensation opportunity for the President and Chief Executive Officer of the Company, Mr. Schneider, and the Chief Operating Officer of our Camping World subsidiary, Mr. Boggess, and 55-60% of the total compensation opportunity for the other Executive Officers.  The remaining balance of each Executive Officer’s total compensation opportunity is dependent upon short-term and long-term increases in Company financial performance and operating profit and is comprised of:

•                                          In the case of Messrs. Schneider, Boggess and Wolfe, an annual incentive award that is based on an assigned percentage of income from operations in excess of $2.8 million, excluding depreciation, amortization, phantom stock expense and other non-recurring expenses (specifically, debt extinguishment expense of $835,000 and reorganization expense of $93,000 in 2006);

•                                          In the case of Messrs. Moody and Marshall, the annual discretionary incentive award for 2006 was determined and valued by Mr. Lemonis; and

•                                          A payout under their phantom stock agreement, the amount of which is dependent upon increases in the base value of the Company or Camping World, as appropriate, over a multiple-year period based on a formula related to cash flow, subject to certain adjustments.

The base salary and annual incentive awards are designed to reward Executive Officers for annual achievements, both individually and as a Company.  The phantom stock agreements are designed to drive long-term Company performance and value, and to retain the Executive Officer.

Attracting and Retaining Executive Talent:  The Company has structured the incentive opportunities under the annual incentive award programs and the phantom stock agreements to provide Executive Officers with a substantial upside in driving the value of the Company, which it views as a tool for attracting new talent.  In addition, the phantom stock agreements, which are based on performance over a multiple-year period, provide Executive Officers with an incentive to stay with the Company.

Determining Compensation

The Company relies upon its own judgment in designing the compensation opportunities provided to the Executive Officers.  Messrs. Schneider and Lemonis make recommendations to the Chairman of the Board of Directors regarding the appropriate levels of total compensation opportunities based upon their review of the individual performance and responsibilities of the Executive Officers under their supervision and the financial and operational performance of the Company or Camping World, as appropriate, as a whole.  The Chairman of the Board of Directors makes the final decision regarding the amount of base salary and annual incentive award opportunity provided to Mr. Schneider and the phantom stock agreement opportunities for all of the Executive Officers.  The Chairman of the Board of Directors also provides Mr. Schneider and Mr. Lemonis with parameters regarding the compensation opportunities to be provided to the remaining Executive Officers.  Mr. Schneider ultimately determines the amount of compensation opportunities provided to Mr. Wolfe within the scope of authority provided by the Chairman of the Board of Directors.  In addition, Mr. Lemonis ultimately determines the amount of compensation opportunities provided to Messrs. Boggess, Moody and Marshall within the scope of authority provided by the Chairman of the Board of Directors.  The Chairman of the Board of Directors or the Chief Executive Officer of either the Company or Camping World, as the case may be, considers the annual and long-term financial performance of the Company or Camping World in determining the forms and amounts of compensation paid to each Executive Officer.

The Company does not employ a compensation consultant, nor does it engage in any formal market analysis in determining the levels of total compensation opportunity (or components thereof) provided to each Executive Officer.  Generally, the Company attempts to achieve its goal of driving performance by making a significant portion, 80-85% of the total compensation opportunity provided to each of Messrs. Schneider and Boggess, and 40-45% of the total compensation opportunity provided to each of the other Executive Officers, dependent upon the Company’s annual and long-term performance and value.  A higher proportion of the compensation opportunity provided to each of Messrs. Schneider and Boggess, as compared to the other Executive Officers, is tied to Company performance because each is the leader of his respective business operations and thus is in a more unique position to influence the performance of the Company.  However, the Company believes that the total compensation opportunities of all the Executive Officers provide a substantial incentive to each of them to drive the performance of the Company—both in the short and long-term.

The Company, which is a wholly-owned subsidiary of Affinity Group Holding, Inc. (“AGHI”), does not grant shares of Company stock or stock options to the Executive Officers.  The long-term incentive awards in the form of phantom stock agreements are intended to provide Executive Officers with a cash equivalent to the increase in value of the Company or Camping World that would otherwise be realized in stock or option awards of a company with publicly traded equity securities.

Elements of Compensation

Annual Compensation

Base Salary

Each Executive Officer receives a minimum level of fixed compensation in the form of base salary.  The Company does not review the base salaries of the Executive Officers on a regular basis; however, it has adjusted base salary levels from time to time on a discretionary basis based upon factors such as an increase in the responsibilities or duties of a particular Executive Officer.  In 2006, the Company exercised its discretion and increased the amount of base salary paid to each of Messrs. Moody and Marshall in recognition of increased duties assumed by each in connection with the joint marketing arrangement entered into between Camping World and FreedomRoads, which is described under Item 13 of this Annual Report on Form 10-K.  The Company did not adjust the amount of base salary paid to the other Executive Officers in 2006.

The amount of base salary paid to each of the Executive Officers for 2006 is reflected in the Salary column of the Summary Compensation Table below.

Annual Incentive Awards

The Company adopts an annual incentive award program applicable to its Executive Officers and other employees.

Messrs. Schneider, Boggess and Wolfe:  The 2006 annual incentive award for Messrs. Schneider, Boggess and Wolfe is paid on a pro rata basis every two weeks, in connection with the regular payroll cycle, based on estimated Company performance.  The actual performance of the Company is measured under the parameters of the annual incentive award program at various times during the fiscal year.  Adjustments to the bi-weekly pro rata payments are made as necessary based upon those reviews.  A final measurement of Company performance under the parameters of the annual incentive award is made following the end of the fiscal year.  To the extent necessary, additional payments are made to each of Messrs. Schneider, Boggess and Wolfe based upon this final measurement in order that the aggregate amount of incentive award paid correlates with his assigned percentage of actual Company performance during the year.  The Company takes a conservative position in estimating the pro rata amounts paid to Messrs. Schneider, Boggess and Wolfe throughout the year in connection with the regular payroll cycle and, to date, has not made any downward adjustments in the amount of incentive award paid based upon the final performance review.

For 2006, the amount of annual incentive award payable to each of Messrs. Schneider, Boggess and Wolfe was based on 1.0%, 1.0% and 0.2%, respectively, of the Company’s income from operations in excess of $2.8 million, excluding depreciation, amortization, phantom stock expense and other non-recurring expenses (specifically, debt extinguishment expense of $835,000 and reorganization expense of $93,000 in 2006) (“2006 Value”).  The 2006 Value was $59 million.

Messrs. Moody and Marshall:  The 2006 annual incentive award for Messrs. Moody and Marshall was paid in a lump-sum in March 2007.  For 2006, Messrs. Moody and Marshall participated in a discretionary annual incentive award program pursuant to which the aggregate amount of each of their annual incentive award is based upon the review and evaluation of Mr. Lemonis.  In the fourth quarter of 2006, Mr. Lemonis determined that the amount of annual incentive awards payable to each of Messrs. Moody and Marshall should be $123,000.

The aggregate amount of annual incentive award paid to each of Messrs. Schneider, Boggess and Wolfe based upon 2006 performance is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table below.  The aggregate amount of annual incentive award paid to each of Messrs. Moody and Marshall based upon 2006 performance is reflected in the Bonus column of the Summary Compensation Table below.

Long-Term Compensation/Phantom Stock Agreements

The Company has entered into phantom stock agreements with each of the Executive Officers.  In general, payouts under the phantom stock agreements are based upon increases in the base value of certain business units measured over a multiple-year period.  The amount earned over the measurement period is generally paid out in three equal annual installments following the end of such period.  The first such installment is generally paid in the second quarter of the year following the end of the measurement period once the audited financial statements for the last year of the measurement period have been determined, with the two remaining annual payments made in January of each of the next two years.

The amount of phantom stock expensed during 2006 for each Executive Officer is included in the Stock Awards column of the Summary Compensation Table below.

Mr. Schneider:  Mr. Schneider entered into a phantom stock agreement with the Company, dated January 1, 2000, pursuant to which Mr. Schneider received 1.8% of the Increase in Company Value as measured over the period beginning January 1, 2000 until December 31, 2003.  The value of such earnings were paid in three equal annual installments of $43,326.  The last payment under the 2000 phantom stock agreement was made to Mr. Schneider in

January 2006.  The payments to Mr. Schneider pursuant to his 2000 phantom stock agreement were previously reported in the All Other Compensation column of the Company’s Summary Compensation Table for prior years.

Messrs. Schneider and Wolfe:  Messrs. Schneider and Wolfe have also each entered into a phantom stock agreement with the Company, in each case dated January 1, 2004, pursuant to which Mr. Schneider will receive 2.50% and Mr. Wolfe will receive 0.33% of the increase in Company value as measured over the period beginning January 1, 2004 and ended December 31, 2006.  The phantom stock payout under the 2004 agreements will be paid in three equal annual installments of $826,637and $109,116 for Messrs. Schneider and Wolfe, respectively, the first of which will be distributed during the second quarter of 2007.

Mr. Boggess:  Mr. Boggess did not earn any awards under, nor did he receive any payments as a result of, any phantom stock agreements during 2006.  The last phantom stock agreement entered into between Mr. Boggess and the Company, dated July 1, 2003, which was amended March 1, 2006 to freeze the measurement period under such agreement effective as of December 31, 2005 as a result of various changes in corporate structure, organization and administration affecting Camping WorId, including the joint marketing arrangement between Camping World and FreedomRoads.  The amount of phantom stock payments earned by Mr. Boggess under this agreement will be paid in three equal annual installments of $382,209 in each January of 2007, 2008 and 2009.

Messrs. Moody and Marshall:  Messrs. Moody and Marshall did not earn any awards under, nor did they receive any payments as a result of, any phantom stock agreements during 2006.  Mr. Moody is party to a phantom stock agreement with the Company, dated July 1, 2003, and Mr. Marshall is party to a phantom stock agreement with the Company dated June 30, 2002, as amended July 31, 2003.  On March 1, 2006, the Company determined to freeze the measurement period under such agreements effective as of December 31, 2005 as a result of various changes in corporate structure, organization and administration affecting Camping World, including the joint marketing arrangement between Camping World and FreedomRoads.  The amount of phantom stock payments earned by Messrs. Moody and Marshall under their respective phantom stock agreements were paid in one lump sum of $463,883 each on January 2, 2007.

2007 Agreements:  The Company is not currently a party to any phantom stock agreements with the Executive Officers.  However, the Company is considering new agreements with each of the Executive Officers, which will be based on the performance of the Company or certain of its business units.

Other Elements of Compensation

The Company provides a full range of benefits to its Executive Officers, including a 401(k) Savings and Profit Plan and the standard medical, dental and disability coverage, which are available to employees generally.  The Company believes that these benefits are reasonable in amount and are designed to be competitive with comparable companies.

401(k) Savings and Profit Plan

The Company sponsors a deferred savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).  All employees over age 21, including the Executive Officers, who have completed one year of service (minimum 1,000 hours) are eligible to participate in the 401(k) Plan.  For the plan year 2006, the Company elected a Safe Harbor Matching Contribution for the employer match and set the employer match, which vests upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution.  Employees may defer up to 60% of their eligible compensation up to Internal Revenue Service limits.  The amounts of 401(k) Plan matching contributions by the Company during 2006 are reflected in the All Other Compensation column of the Summary Compensation Table below.

KEYSOP

Effective January 1999, the Company introduced the KEYSOP, a non-qualified deferred compensation plan administered through RABBI trusts, for key employees of the Company and its subsidiaries.  Messrs. Moody and Marshall elected not to participate in the KEYSOP.  Participants may contribute all or a portion of their annual incentive awards and payout from the phantom stock awards to the KEYSOP.  Trustees under the KEYSOP receive such contributions and invest the deferred amounts based upon the specific election of each participant.  The Company does not make any matching contributions to the KEYSOP.  Payouts under the KEYSOP are based upon the elections of the specific participants and are subject to the rules and regulations governing the KEYSOP program.

Other Benefit Plans

Employees of the Company, including the Executive Officers, receive certain medical and dental benefits during their employment.  One of the Company’s predecessors also provided eligible employees with medical, dental and life insurance coverage after retirement.  The estimated future costs associated with such coverage to retirees are reserved as a liability in the Company’s consolidated financial statements.  Current employees are not provided medical and dental benefits upon retirement.

Perquisites

The Company provides its Executive Officers with very limited perquisites, which it believes are appropriate components of the compensation package for the particular Executive Officer.  The Company pays the premiums on life insurance policies for each of Messrs. Schneider and Boggess.  In addition, each of Messrs. Moody and Marshall receive an annual car allowance of approximately $9,000.  To the extent that such aggregate incremental cost to the Company of providing these perquisites to each Executive Officer is equal to or greater than $10,000, such amount is included in the All Other Compensation column of the Annual Compensation Table.

Phantom Stock Agreements:  As described in the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above, the Company has entered into phantom stock agreements with each of the Executive Officers.  The phantom stock agreements also include the terms of employment for such Executive Officers, which are described in more detail in the section entitled “Potential Payments upon Termination or Change in Control—Employment Terms in Phantom Stock Agreements” below.  The terms of the phantom stock agreements for Messrs. Schneider and Wolfe ended on December 31, 2006.  The Company is considering entering into new phantom stock agreements with Messrs. Schneider and Wolfe in 2007.  The Company expects that these new agreements will include terms of employment similar to the prior agreements.  The Company believes that the phantom stock agreements are a key component in attracting, retaining and providing an incentive to Executive Officers.

Compensation Committee Report

Our securities are not listed on a national securities exchange and we are not required to maintain a separate compensation committee of the Board of Directors.  The full Board of Directors functions as the Compensation Committee.  The Board of Directors has reviewed the Compensation Discussion and Analysis and discussed that analysis with management.  Based on its review and discussions with management, the Board of Directors has determined that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Stephen Adams

Andris A. Baltins

David Frith-Smith

J. Kevin Gleason

George Pransky

Michael A. Schneider

Summary Compensation Table

The following table shows, for the fiscal year completed December 31, 2006, the annual compensation paid to or earned by the Company’s President and Chief Executive Officer, the Company’s Senior Vice President and Chief Financial Officer and the other three most highly compensated executive officers who served as executive officers as of December 31, 2006 (collectively, the “Executive Officers”).

							Change in
							Pension
							Value and
							Non-
						Non-Equity	qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
					Stock	Compen-	sation	Compen-
		Salary	Bonus		Awards	sation	Earnings	sation	Total
Name and Principal Position	Year	($)	($)		($)(2)	($)(3)(4)	($)(5)	($)(6)	($)
(a)	(b)	(c)	(d)		(e)	(g)	(h)	(i)	(j)
Michael A. Schneider President, Chief Executive Officer	2006	$100,000	—	(1)	$936,011	$590,050	$519,133	$8,587	$2,153,781

Mark J. Boggess Chief Operating Officer of Camping World, Inc.	2006	101,923	—	(1)	—	590,050	368,723	21,006	1,081,702

Brent Moody Senior Vice President- New Business Development of Camping World, Inc.	2006	197,404	$123,000	(3)	—	—	—	8,447	328,851

Kenneth Marshall Senior Vice President Finance and I.T. of Camping World, Inc.	2006	191,346	123,000	(3)	—	—	—	8,700	323,046

Thomas F. Wolfe Senior Vice President Chief Financial Officer	2006	185,000	—	(1)	122,985	118,010	41,080	8,673	475,748

(1)                                  In prior years, the Company reported annual incentive awards in the Bonus column (column (d)).  The amount of annual incentive award payments is now reported in column (g) of this table for the year in which the related services were performed.

(2)                                  Includes dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 of awards pursuant to the phantom stock agreements and thus may include awards granted in and prior to 2006.  For further discussion of the phantom stock agreements, see Note 11 to the Company’ consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 beginning on page 61 of this Annual Report on Form 10-K.

(3)                                  Includes discretionary awards pursuant to the Company’s annual incentive award programs, which are reported for the year in which the related services were performed.

(4)                                  Mr. Boggess deferred $407,582 of the annual incentive awards otherwise payable to him during 2006 under the terms of the KEYSOP.

(5)                                  The amount of earnings on amounts deferred under the KEYSOP is dependent upon the particular investment choices of the participant, which may include private investments.  The Company does not influence or have any involvement in the earnings under the KEYSOP.  The amounts shown in the table reflect the aggregate earnings on each Executive Officer’s account during 2006 (including earnings that are at or below market).  Messrs. Moody and Marshall elected not to participate in the KEYSOP.  The Company does not maintain any pension plans.  In addition, the Executive Officers do not receive above-market or preferential earnings on compensation that is deferred pursuant to the 401(k) Plan.

(6)                                  Includes $8,587, $8,407, $8,447, $8,700 and $8,673 of Company matching contributions under the 401(k) Plan for Messrs. Schneider, Boggess, Moody, Marshall and Wolfe, respectively.  In addition, includes $3,290 of Company-paid life insurance premiums and a $9,309 automobile allowance for Mr. Boggess.  The aggregate incremental cost to the Company of the perquisites provided to each of the other Executive Officers in 2006 was less than $10,000.

Grants of Plan-Based Awards in 2006

The Company, which is a wholly-owned subsidiary of AGHI, does not grant shares of Company stock or stock options to the Executive Officers.  However, the Company has historically entered into phantom stock agreements with the Executive Officers, which are intended to provide the Executive Officers with a cash equivalent to the increase in value of the Company or Camping World that would otherwise be realized in stock or option awards of a public company.  These awards are described in the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above.  The Company did not enter into any such agreements during 2006.

The following table reflects the actual payout to Messrs. Schneider, Boggess and Wolfe pursuant to the annual incentive award program based on Company performance in 2006, a portion of which were paid in 2006 with the remaining balance to be paid in early 2007.  As noted in footnote 1 to the following table, the annual incentive awards paid to Messrs. Moody and Marshall for 2006 were discretionary and thus are not reflected in this table.

Estimated Future Payouts Under Non- Equity Incentive Plan Awards
Name	Target ($)(1)
(a)	(d)
Michael A. Schneider President, Chief Executive Officer	$590,050
Mark J. Boggess Chief Operating Officer of Camping World, Inc.	590,050

Estimated Future Payouts Under Non- Equity Incentive Plan Awards
Name	Target ($)(1)
(a)	(d)
Brent Moody Senior Vice President—New Business Development of Camping World, Inc.	—
Kenneth Marshall Senior Vice President Finance and I.T. of Camping World, Inc.	—
Thomas F. Wolfe Senior Vice President, Chief Financial Officer	118,010

(1)                                  Represents award under the Company’s annual incentive award program.  The amounts in column (d) reflect the actual payout to each of Messrs. Schneider, Boggess and Wolfe under the annual incentive award program based upon Company performance in 2006, a portion of which were paid in 2006 with the remaining balance to be paid in early 2007.  These amounts are also reflected in column (g) of the Summary Compensation Table for each Executive Officer, as applicable.  The annual incentive award program does not include threshold or maximum target amounts.  The annual incentive awards paid to Messrs. Moody and Marshall for 2006 performance were discretionary and thus are not included in the foregoing table.  The terms of the Company’s annual incentive award program for 2006 are described in more detail under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Annual Compensation—Annual Incentive Awards” above.

Outstanding Equity Awards at 2006 Fiscal Year-End

The Company, which is a wholly-owned subsidiary of AGHI, does not grant shares of Company stock or stock options to the Executive Officers.  However, the Company has historically entered into phantom stock agreements with the Executive Officers, which are intended to provide the Executive Officers with a cash equivalent to the increase in value of the Company or Camping World that would otherwise be realized in stock or option awards of a public company.  These awards are described in the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above.  All prior awards to the Executive Officers pursuant to phantom stock agreements were earned or vested as of December 31, 2006.

Option Exercises and Stock Vested in 2006

The following table gives information concerning the vesting of the Executive Officers’ interests under phantom stock agreements during 2006.  The Company, which is a wholly-owned subsidiary of AGHI, does not grant option awards to the Executive Officers.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)		Value Realized on Vesting ($)
(a)	(d)		(e)
Michael A. Schneider President, Chief Executive Officer	$936,011	(2)	$936,011	(4)
Mark J. Boggess Chief Operating Officer of Camping World, Inc.	—	(3)	—
Brent Moody Senior Vice President—New Business Development of Camping World, Inc.	—	(3)	—
Kenneth Marshall Senior Vice President Finance and I.T. of Camping World, Inc.	—	(3)	—
Thomas F. Wolfe Senior Vice President, Chief Financial Officer	122,985	(2)	122,985	(4)

(1)                                  The Executive Officers’ interests under the phantom stock agreements are denominated as a percentage of increases in the value over a multiple-year measurement period, as described in more detail under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above.  The amounts set forth in this column reflect the dollar amount of that percentage interest, as calculated upon vesting.

(2)                                  Represents the dollar value of Messrs. Schneider’s and Wolfe’s percentage increase in the value during 2006 pursuant to their respective phantom stock agreements dated January 1, 2004, as described in more detail under the section entitled, “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above.  As described in that section, this amount will be paid out in three equal annual installments, the first of which will be distributed during the second quarter of 2007.

(3)                                  None of Messrs. Boggess, Moody or Marshall earned any interests under the phantom stock agreements during 2006.  As described in more detail under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above, each of Messrs. Boggess, Moody and Marshall are parties to phantom stock agreements which were deemed to be vested as of December 31, 2005 as a result of various changes in corporate structure, organization and administration affecting Camping World, including the joint marketing arrangement between Camping World and FreedomRoads.  Also, as explained in that section, the amount of phantom stock interest earned by Messrs. Moody and Marshall as of December 31, 2005 was distributed to each of them in one lump-sum payment on January 2, 2007.  The amount of phantom stock interest earned by Mr. Boggess as of December 31, 2005 will be paid out in three equal annual installments in 2007, 2008 and 2009.

(4)                                  As described in more detail under the section entitled, “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements,” this amount will be paid out in three equal annual installments, the first of which will be distributed during the second quarter of 2007.

Nonqualified Deferred Compensation in Fiscal 2006

The following table sets forth information regarding the Executive Officers’ participation in the KEYSOP.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance
	in Last FY	in Last FY	in Last FY	Distributions	at Last FYE
Name	($)	($)	($)	($)	($)(2)
(a)	(b)	(c)	(d)	(e)	(f)
Michael A. Schneider President, Chief Executive Officer	—	—	$519,133	—	$4,799,832
Mark J. Boggess Chief Operating Officer of Camping World, Inc.	$407,582	—	368,723	—	3,839,878
Brent Moody(1) Senior Vice President—New Business Development of Camping World, Inc.	—	—	—	—	—
Kenneth Marshall(1) Senior Vice President Finance and I.T. of Camping World, Inc.	—	—	—	—	—
Thomas F. Wolfe Senior Vice President, Chief Financial Officer	—	—	41,080	—	255,762

(1)             Messrs. Moody and Marshall elected not to participate in the KEYSOP.

(2)             All contributions to the KEYSOP by Messrs. Schneider, Boggess and Wolfe, which total $3,120,807, $3,116,041 and $169,859, respectively, were previously reported as compensation in the Summary Compensation Table for the relevant year (or would have been reported if the Executive Officer was named in the Summary Compensation Table for the relevant year).

Key employees of the Company, including the Executive Officers, are eligible to participate in the KEYSOP, the terms of which are described under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Other Elements of Compensation—KEYSOP” above.  The eligible Executive Officers may elect to defer all or a portion of their annual incentive awards and payout from the phantom stock awards to the KEYSOP.  Trustees under the KEYSOP receive such contributions and invest the deferred amounts based on the specific elections of each participant.  Participants may invest in a wide range of products, excluding certificates of deposits and money market accounts.  The Company does not make matching contributions to the KEYSOP.

Potential Payments upon Termination or Change-in-Control

Overview:  The tables below reflect the estimated amount of compensation that would be payable to each Executive Officer under the terms of his phantom stock agreement in the event of termination of such Executive Officer’s employment under any one of the following scenarios:

•                                          Without cause by the Company; or

•                                          Without cause by the Company or with good reason by the Executive Officer in connection with a change in control.

An Executive Officer is not entitled to a severance payment upon (i) termination of the phantom stock agreement or employment at any time by the Executive Officer (other than termination with good reason in connection with a change in control); (ii) death of the Executive Officer or (iii) disability of the Executive Officer.

The amounts set forth in the tables below do not reflect any applicable tax withholdings or other deductions by the Company from the amounts otherwise payable to the Executive Officers upon termination of employment.

Potential Payments Upon Termination Without Cause by the Company:  The phantom stock agreements provide for severance payments to the Executive Officers in the event the Company terminates their employment without “cause.”  “Cause” includes, but is not limited to:

•                                          The Executive Officer’s breach of the terms of the phantom stock agreement or any other legal obligation of the Company; or

•                                          The Executive Officer’s fraud, dishonesty, negligence, misconduct or other deliberate action which causes injury to the Company or any of its subsidiaries or to their respective reputations or an act of the Executive involving moral turpitude or a serious crime.

For purposes of calculating the potential payments set forth in the table below, we have assumed that the date of termination was December 31, 2006.  The total amounts set forth in the table below would be distributed to each Executive Officer in a lump sum within 30 days after the determination of the amount of accrued but unpaid annual incentive award.

Benefits and Payments	Mr. Schneider		Mr. Boggess		Mr. Moody		Mr. Marshall		Mr. Wolfe
Basic Compensation	$1,154,507	(2)	$690,050	(3)	$98,702	(4)	$85,673	(4)	$303,001	(3)
Accrued and unpaid annual incentive award (1)	30,050		37,229		123,000		123,000		6,010
Total	$1,184,557		$727,279		$221,702		$218,673		$309,011

(1)             Represents an amount equal to each Executive Officer’s accrued but unpaid annual incentive award as of December 31, 2006.

(2)             Represents an amount equal to Mr. Schneider’s base salary and annual incentive award as of December 31, 2006, divided by 52 weeks, multiplied by 3 times the number of years Mr. Schneider has worked at the Company.  As of December 31, 2006, Mr. Schneider had been employed with the Company for 29 years.  The annual base salary and annual incentive award in effect for Mr. Schneider as of December 31, 2006 is reflected in the Salary column and Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(3)             Represents an amount equal to one full year of the base salary and annual incentive award of Messrs. Boggess and Wolfe, as applicable, as of December 31, 2006.  The annual base salary and annual incentive award in effect as of December 31, 2006 is reflected in the Salary column and the Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(4)             Represents an amount equal to six months of the base salary of Messrs. Moody and Marshall, as applicable, as of December 31, 2006.  “Basic Compensation,” as it applies to Messrs. Moody and Marshall, does not include annual incentive award payments.  The annual base salary in effect as of December 31, 2006 is reflected in the Salary column of the Summary Compensation Table above.

Potential Payments Upon Termination by Executive Officer with Good Reason upon a Change in Control:  The phantom stock agreements entered into by Messrs. Schneider, Boggess and Wolfe provide for severance payments in the event their employment is terminated without “cause” by the Company (as defined in the preceding section) or with “good reason” by the Executive Officer in connection with a “change in control.”  A “change in control” will be deemed to have occurred under the phantom stock agreements at such time as:

•                                          Stephen Adams, his spouse, lineal descendants and trusts for the benefit of such persons cease to beneficially own (as defined under Rule 13d-3 of the Act), directly or indirectly a majority of the voting equity interests of the Company;

•                                          There is a consolidation or merger of the Company or its parent, AGHI (or such other entity that holds in excess of 80% of the issued and outstanding equity securities of AGHI) (the “Parent”), in which the Company or the Parent is not the surviving entity or in which the holders of the voting equity interests in the Company or the Parent, as the case may be, do not continue to hold at least a majority of the voting equity interests of the surviving entity following the merger;

•                                          There is a sale, lease or transfer of all or substantially all of the assets of the Company or the Parent to any person or group; or

•                                          The shareholders of the Company or the Parent shall approve a plan or proposal for the liquidation or dissolution of the Company or the Parent, as the case may be.

The phantom stock agreements define “good reason” as occurrence of one or more of the following events, without the Executive Officer’s written consent, within 3 years following a change in control (or before the change in control if the occurrence is directly connected to the change in control and the change in control occurs):

•                                          A change in the Executive Officer’s duties, authorities or any other responsibilities (including status, offices, titles and reporting requirements);

•                                          A reduction in base salary or annual incentive award compensation; or

•                                          A relocation of the Executive Officer outside the same metropolitan area as the Executive Officer’s current office location.

The phantom stock agreements entered into by Messrs. Moody and Marshall do not provide for payments upon termination in connection with a change in control.

For purposes of calculating the potential payments set forth in the table below, we have assumed that the date of termination was December 31, 2006.  The amounts of basic compensation and accrued but unpaid annual incentive award would be paid in a lump sum within 30 days after the determination of the amount of the accrued annual incentive award.

Benefits and Payments	Mr. Schneider		Mr. Boggess		Mr. Moody	Mr. Marshall	Mr. Wolfe
Basic Compensation (base salary and annual incentive award)	$1,154,507	(3)	$690,050	(4)	$——	$——	$303,001	(4)
Accrued and unpaid annual incentive award (1)	30,050		37,229		123,000	123,000	6,010
Life and Health Insurance Benefits (2)	49,359		54,564		—-	—-	44,694
Total	$1,233,916		$781,843		$123,000	$123,000	$353,705

(1)             Represents an amount equal to each Executive Officer’s accrued but unpaid annual incentive award as of December 31, 2006.

(2)             Represents the value of health benefits for a three year period following termination based on a monthly premium of $1,242 per Executive Officer.  In the case of Messrs. Schneider and Boggess, also includes the value of life insurance benefits for a period of three years following termination based on a monthly premium of $130 and $274, respectively.

(3)             Represents an amount equal to Mr. Schneider’s base salary and annual incentive award as of December 31, 2006, divided by 52 weeks, multiplied by 3 times the number of years Mr. Schneider has worked at the Company.  As of December 31, 2006, Mr. Schneider had been employed with the Company for 29 years.  The annual base salary and annual incentive award in effect for Mr. Schneider as of

December 31, 2006 is reflected in the Salary column and Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(4)             Represents an amount equal to one full year of the base salary and annual incentive award of Messrs. Boggess and Wolfe, as applicable, as of December 31, 2006.  The annual base salary and annual incentive award in effect as of December 31, 2006 is reflected in the Salary column and the Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

Non-Competition and Non-Solicitation Agreements: The phantom stock agreement entered into by each Executive Officer includes an eighteen month covenant not to compete and a one year non-solicitation clause.

Employment Terms of Phantom Stock Agreements: In addition to establishing the parameters for phantom stock incentive awards (as described under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” and the severance payments described above, the phantom stock agreements set forth the terms of employment for each Executive Officer as follows:

•                                          Mr. Schneider:  Mr. Schneider’s phantom stock agreement, dated January 1, 2004, provides that he will be employed as the President and Chief Executive Officer of the Company.  Mr. Schneider is entitled to receive a base salary and annual incentive award in accordance with such practices and procedures as are generally applicable to other employees.  The term of the phantom stock agreement expired on December 31, 2006.

•                                          Mr. Boggess:  Mr. Boggess’ phantom stock agreement, dated January 1, 2005, provides that he will be employed as the President and Chief Executive Officer of Camping World.  In September 2006, Mr. Boggess was appointed to his current position as the Chief Operating Officer of Camping World and Mr. Lemonis assumed the role of President and Chief Executive Officer of Camping World in connection with various changes in corporate structure, organization and administration affecting Camping World, including the joint marketing arrangement between Camping World and FreedomRoads.  The other terms of Mr. Boggess’ employment remained the same following such restructuring.  Accordingly, Mr. Boggess continues to be entitled to receive a base salary and annual incentive award in accordance with such practices and procedures as are generally applicable to other employees.  The term of the phantom stock agreement expired on December 31, 2006.

•                                          Mr. Moody: Mr. Moody’s phantom stock agreement, dated July 1, 2003 as amended on March 1, 2006, provides that he will be employed as the Vice President—General Counsel of Camping World.  In September 2006, Mr. Moody was appointed to his current position as the Senior Vice President—New Business Development of FreedomRoads in connection with various changes in corporate structure, organization and administration affecting Camping World, including the joint marketing arrangement between Camping World and FreedomRoads.  In connection with his new role, Mr. Moody received an increase in base salary to $200,000.  The other terms of Mr. Moody’s employment remained unchanged.  The term of the phantom stock agreement expires on July 1, 2008.

•                                          Mr. Marshall:  Mr. Marshall’s phantom stock agreement, dated July 31, 2002 as amended on July 31, 2003 and March 1, 2006, provides that he will be employed as the Vice President Finance/Controller of Camping World.  In September 2006, Mr. Marshall was appointed to his current position as Senior Vice President Finance and I.T. of Camping World in connection with various changes in corporate structure, organization and administration affecting Camping World, including the joint marketing arrangement between Camping World and FreedomRoads.  In connection with his new role, Mr. Marshall received an increase in base salary to $200,000.  The other terms of Mr. Marshall’s employment remained unchanged.  The term of the phantom stock agreement expires on June 30, 2007.

•                                          Mr. Wolfe:  Mr. Wolfe’s phantom stock agreement, dated January 1, 2004, provides that he will be employed as the Senior Vice President and Chief Financial Officer of the Company.  Mr. Wolfe is entitled to receive a base salary and annual incentive award in accordance with such practices and procedures as are generally applicable to other employees.  The term of the phantom stock agreement expired on December 31, 2006.

Each of the Executive Officer’s phantom stock agreement also provides that he (i) will be eligible to receive such benefits as are provided by the Company or Camping World, as applicable, from time to time to similarly situated employees and (ii) will be eligible to participate in any future bonus programs adopted by the Company.  An Executive Officer may terminate his employment upon two-weeks’ notice.  The Company or Camping World, as applicable, may terminate the employment of an Executive Officer at any time upon written notice, effective immediately.

Director Compensation in 2006

The Company pays its non-management directors a monthly director’s fee of $1,800 per month.  The Company does not compensate Messrs. Adams or Schneider for their service on the Board of Directors.  The Company does not provide any other compensation or benefits to the members of its Board of Directors.  During 2006, the following fees were earned or paid in cash to the respective director:

	Fees Earned
	or Paid in
Name	Cash ($)	Total($)
(a)	(b)	(h)
Andris A. Baltins(1)	$18,000	$18,000
David Frith-Smith	21,600	21,600
J. Kevin Gleason(2)	21,600	21,600
George Pransky(1)	18,000	18,000

(1)             Messrs. Baltins and Pransky were elected to the Board of Directors in February 2006.

(2)             In addition to the amount set forth in this table, Mr. Gleason received $5,400 in 2006 as payment for his service as a member of the Board of Directors from October through December of 2005.

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors determines the compensation of the executive officers.  Michael A. Schneider, President and Chief Executive Officer of the Company, serves on the Board of Directors. Mr. Schneider also serves as a director of AOA, which is controlled by Mr. Adams and for which Mr. Gleason is the Chief Executive Officer.  Mr. Gleason, a member of the Company’s Board of Directors, is also the Chief Executive Officer of AOA, which is controlled by Mr. Adams and Mr. Schneider is on the Board of Directors of AOA.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

AGI is a wholly-owned subsidiary of AGHI.  AGHI is a wholly-owned subsidiary of AGI Holding Corp. (“AGHC”), a privately-owned corporation.  The following table sets forth, as of December 31, 2006, certain information with respect to the beneficial ownership of the Common Stock of AGHC by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each director, each executive officer listed in the Summary Compensation Table and all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares of Stock Owned (1)		Percent of Common Stock
Stephen Adams, Director 2575 Vista Del Mar Drive Ventura, CA93001	1,407.7	(2)	97.41%
Michael A. Schneider President, Chief Executive Officer and Director	0		0
Mark J. Boggess Chief Operating Officer of Camping World, Inc.	0		0
Brent Moody Senior Vice President—New Business Development of Camping World, Inc.	0		0
Kenneth Marshall Senior Vice President Finance and I.T. of Camping World, Inc.	0		0
Thomas F. Wolfe Senior Vice President, Chief Financial Officer	0		0
Andris A. Baltins	0		0
David Frith-Smith	0		0
J. Kevin Gleason	0		0
George Pransky	0		0
All executive officers and directors as a group (12 persons)	1,407.7		97.41%

(1)             Except as otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares in the table.

(2)             Does not include 37.5 shares owned by members of the Adams’ family, representing the remaining outstanding shares, who do not reside with him and as to which Mr. Adams disclaims beneficial ownership.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

Review and Approval of Related Person Transactions

The Company entered into an indenture for the AGI Senior Notes in February 2004, which requires the Board of Directors to approve any new transaction or series of transactions entered into between the Company and other entities controlled by Mr. Adams subsequent to the date of the indenture which, either individually or in the aggregate, exceeds $2.5 million.  In addition, the Company must obtain a fairness opinion with respect to any such new transaction or series of transactions entered into subsequent to the date of the indenture which, either individually or in the aggregate, exceeds $10 million.  The Company has been in compliance with the indenture requirements at all times.

Related Party Transactions

In connection with our effort to expand the number of Camping World stores by developing retail alliances with RV dealerships across North America, we have established 31 Camping World stores alongside or within RV dealerships owned by FreedomRoads, which is controlled by the Chairman of our Board of Directors, Stephen Adams, and we expect to open additional Camping World stores alongside or within such RV dealerships in the future.  At December 31, 2006, the Company leased 26 properties from FreedomRoads and sub-leased five properties to FreedomRoads.  Total payments by the Company to Freedom Roads under these 26 leased properties for 2006 and 2005 were approximately $1.7 million and $0.7 million, respectively, and future commitments under these leases total approximately $26.5 million.  The leases expire at various dates from August 2013 through December 2016.  For 2006 and 2005, lease payments received from FreedomRoads for the five subleased properties were approximately $1.8 million and $0.7 million, respectively, and future payments to be received under these subleases total approximately $6.2 million.  Camping World paid FreedomRoads approximately $4.3 million in 2006 and FreedomRoads paid the Company approximately $5.5 million, $3.2 million and $3.7 million in 2006, 2005 and 2004, respectively, under the product marketing and sales agreements.

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

Mr. Boggess, Chief Operating Officer of Camping World, and Michael Blumer, a Senior Vice President of the Company until July 2006, are partners in various partnerships that lease two facilities under long-term leases to Camping World, Inc. in 2006.  In prior years other related-party leases existed with executives who are no longer with the Company.  For the years ended December 31, 2006, 2005 and 2004, payments under these leases were approximately $0.9 million, $3.3 million, and $3.7 million respectively.  The leases expire between December 2015 and December 2020, subject to the right of Camping World to exercise renewal options.

For a description of the employment, consulting and non-competition agreements between the Company and the Executive Officers, see the sections entitled “Potential Payments upon Termination and Change in Control—Non-Competition and Non-Solicitation Agreements” and “—Employment Terms of Phantom Stock Agreements” above.  For a description of the management incentive and phantom stock agreements between the Company and the Executive Officers, see the sections entitled “Compensation Discussion and Analysis—Elements of Compensation—Annual Compensation—Annual Incentive Awards” and “—Long-Term Compensation/Phantom Stock Agreements” above.

The law firm of Kaplan, Strangis and Kaplan, P.A. (“KSK”) provides ongoing legal services to the Company and certain subsidiaries in connection with various matters. Andris A. Baltins, a member of the Board of Directors, is a member of that firm.  During 2006, KSK received $0.2 million in legal fees from the Company.

Director Independence

The Company’s securities are not listed on any national securities exchange and it is not subject to any director independence requirements.  In addition, the Company has not adopted its own standards of director independence.  For purposes of this disclosure, the Company has reviewed the independence of its directors under the standards adopted by the New York Stock Exchange.  The Company has determined that none of the members of the Board of Directors are independent under the New York Stock Exchange standards.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors engaged Ernst & Young LLP as independent auditors to examine our accounts for the fiscal year ending December 31, 2006.

Audit Fees

The aggregate audit fees paid to Ernst & Young LLP for the fiscal years ended December 31, 2006, 2005 and 2004, were $435,118, $309,960 and $256,680, respectively.   These fees include amounts for the audit of the Company’s consolidated annual financial statements, stand alone audits of certain subsidiaries, and the reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, including assistance with and review of documents filed with the SEC.

Audit-Related Fees

The aggregate audit-related fees paid to Ernst & Young LLP for the fiscal years ended December 31, 2006, 2005 and 2004 were $16,000, $3,400, and $17,700, respectively.  These fees related to specific analysis of accounting treatments and general assistance with the implementation of the SEC rules pursuant to the Sarbanes-Oxley Act of 2002.

Tax Fees

The aggregate fees billed by Ernst & Young LLP for tax services rendered for the fiscal years ended December 31, 2006, 2005 and 2004 were $47,900, $99,300, and $27,374, respectively.  The fees paid in each of those years primarily related to tax planning and compliance services.

All Other Fees

There were no other fees paid to Ernst & Young LLP for the years ended December 31, 2006, 2005 and 2004.

Pre-Approval Requirements

The Board of Directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services.  All audit and non-audit services performed by Ernst & Young LLP during fiscal 2006 were pre-approved pursuant to the procedures outlined above.

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

(b)           Exhibits:

Included in Item 15 (a) (3) above.

(c)           Financial Statement Schedules

Included in Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ventura, State of California on March 20, 2007.

AFFINITY GROUP, INC.

By	/s/ Michael A. Schneider
Michael A. Schneider
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Thomas F. Wolfe	Senior Vice President and	March 20, 2007
Thomas F. Wolfe	Chief Financial Officer
(Principal Financial and Accounting Officer)

*	Director	March 20, 2007
Stephen Adams

*	Director	March 20, 2007
Andris A. Baltins

*	Director	March 20, 2007
David Frith-Smith

*	Director	March 20, 2007
J. Kevin Gleason

*	Director	March 20, 2007
George Pransky

*By:	/s/ Thomas F. Wolfe	March 20, 2007
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

AFFINITY GROUP, INC.

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10-K

For Fiscal Year Ended December 31, 2006

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Certificate of Incorporation of Affinity Group, Inc. (1)	3.1

Bylaws of Affinity Group, Inc. (1)	3.2

Certificate of Ownership and Merger (1)	3.3

Indenture (including form of 9% Senior Subordinated Notes due 2012) dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee (1)	4.5

Registration Rights Agreement dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named herein and CIBC World Markets Corp., as Initial Purchaser (1)	4.6

Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries, as amended (1)	10.1

Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc. (1)	10.2

Form of Phantom Stock Agreements between certain executives and CWI, Inc. (1)	10.3

Form of Phantom Stock Agreements between certain executives and Camp Coast to Coast, Inc. (1)	10.4

Working Agreements and Service Agreements with National General Insurance Contract, as amended (1)	10.6

401(k) Savings and Investment Plan (1)	10.7

Form of Indemnification Agreement for persons consenting to serve as directors (1)	10.8

Unsecured Promissory Note of AGRP Holding Corp., dated December 5, 2001 (1)	10.9

Amended and Restated Marketing Agreement, dated March 15, 2002 by and between Camping World, Inc. and National General Insurance Company (1)	10.10

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Amended and Restated Credit Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent (1)	10.11

Senior Secured Floating Rate Note Purchase Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the noteholders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent and General Electric Capital Corporation, as documentation agent (1)	10.12

First Amendment to Credit Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.13

First Amendment to Note Purchase Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.14

Second Amendment to Credit Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.15

Second Amendment to Note Purchase Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.16

Third Amendment to Credit Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.17

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Third Amendment to Note Purchase Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.18

Agreement with Cross Country Motor Club, Inc. dated September 7, 2004 (3)	10.19

Lease Agreement for distribution center in Franklin, Kentucky (5)	10.20

Fourth Amendment to Credit Agreement dated March 24, 2005 (6)	10.21

Fourth Amendment to Note Purchase Agreement dated March 24, 2005 (6)	10.22

Preferred Membership Unit Subscription Agreement dated March 24, 2005 between FreedomRoads Holding LLC and CWFR Capital Corp. (6)	10.23

Fifth Amendment to Credit Agreement dated November 13, 2005 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (7)	10.24

Second Amendment to Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries (8)	10.25

Sixth Amendment to Credit Agreement dated March 3, 2006 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (10)	10.26

Seventh Amendment to Credit Agreement dated June 8, 2006 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (11)	10.27

Subsidiaries of the Registrant	21	102

Powers of Attorney	24.1	103

Certification of President and Chief Executive Officer	31.1	105

Certification of Senior Vice President and Chief Financial Officer	31.2	106

Appointment of Directors (9)	31.3

Appointment of Principal Officers (12)	31.4

Statement Pursuant to 18 U.S.C. Section 1350	32.1	107

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Statement Pursuant to 18 U.S.C. Section 1350	32.2	108

Affinity Group Code of Professional Conduct (2)	99.1

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

(5) Filed with the Company’s Report on Form 8-K dated December 31, 2004 and incorporated by reference herein.

(6) Filed with the Company’s Report on Form 8-K dated March 25, 2005 and incorporated by reference herein.

(7) Filed with the Company’s Report on Form 8-K dated November 13, 2005 and incorporated by reference herein.

(8) Filed with the Company’s Report on Form 10-K dated December 31, 2005 and incorporated by reference herein.

(9) Filed with the Company’s Report on Form 8-K dated February 21, 2006 and incorporated by reference herein.

(10) Filed with the Company’s Report on Form 8-K dated March 9, 2006 and incorporated by reference herein.

(11) Filed with the Company’s Report on Form 8-K dated June 8, 2006 and incorporated by reference herein.

(12) Filed with the Company’s Report on Form 8-K dated September 13, 2006 and incorporated by reference herein.

A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit.  Such request should be sent to Affinity Group, Inc., 2575 Vista Del Mar Drive, Ventura, CA  93001, Attention:  Chief Financial Officer.