Form 10-Q
period 2007-06-30
AFFINITY GROUP INC
filed 2007-08-13
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
June 30, 2007	333-113982

AFFINITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	August 13, 2007
Common Stock, $.001 par value	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP, INC. AND SUBSIDIARIES

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2007 and December 31, 2006

(In thousands except shares and par value)

	6/30/2007	12/31/2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,390	$15,006
Accounts receivable, less allowance for doubtful accounts of $1,446 in 2007 and $1,193 in 2006	25,169	27,199
Inventories	69,064	52,703
Prepaid expenses and other assets	17,784	12,995
Deferred tax assets	3,279	3,203
Total current assets	117,686	111,106

PROPERTY AND EQUIPMENT, net	41,081	34,765
INVESTMENT IN AFFILIATE	81,005	81,005
AFFILIATE NOTES AND INVESTMENTS	4,669	4,688
INTANGIBLE ASSETS, net	28,153	30,311
GOODWILL	144,429	144,429
OTHER ASSETS	1,441	1,704
Total assets	$418,464	$408,008

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$27,576	$32,577
Accrued interest	5,340	5,936
Accrued income taxes	1,418	1,736
Accrued liabilities	35,705	35,663
Deferred revenues and gains	66,533	62,906
Current portion of long-term debt	4,698	7,271
Total current liabilities	141,270	146,089

DEFERRED REVENUES AND GAINS	39,570	37,183
LONG-TERM DEBT, net of current portion	285,543	277,884
DEFERRED TAX LIABILITY	790	15,724
OTHER LONG-TERM LIABILITIES	20,317	6,511
	487,490	483,391

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Additional paid-in capital	81,005	81,005
Accumulated deficit	(150,032)	(156,389)
Total stockholder’s deficit	(69,026)	(75,383)
Total liabilities and stockholder’s deficit	$418,464	$408,008

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	6/30/2007	6/30/2006

REVENUES:
Membership services	$38,092	$37,512
Publications	17,529	16,584
Retail	98,243	84,907
	153,864	139,003
COSTS APPLICABLE TO REVENUES:
Membership services	24,294	25,007
Publications	12,263	11,638
Retail	60,073	51,064
	96,630	87,709

GROSS PROFIT	57,234	51,294

OPERATING EXPENSES:
Selling, general and administrative	38,930	35,114
Depreciation and amortization	4,714	4,595
	43,644	39,709

INCOME FROM OPERATIONS	13,590	11,585

NON-OPERATING ITEMS:
Interest income	183	395
Interest expense	(6,345)	(6,700)
Debt extinguishment expense	—	(693)
Other non-operating items, net	44	20
	(6,118)	(6,978)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	7,472	4,607

INCOME TAX BENEFIT (EXPENSE)	85	(23,388)

NET INCOME (LOSS)	$7,557	$(18,781)

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2007	6/30/2006
REVENUES:
Membership services	$72,153	$70,460
Publications	42,218	39,687
Retail	167,300	145,726
	281,671	255,873

COSTS APPLICABLE TO REVENUES:
Membership services	45,961	46,123
Publications	28,040	26,213
Retail	101,909	87,467
	175,910	159,803

GROSS PROFIT	105,761	96,070

OPERATING EXPENSES:
Selling, general and administrative	73,477	65,342
Depreciation and amortization	9,491	9,119
	82,968	74,461

INCOME FROM OPERATIONS	22,793	21,609

NON-OPERATING ITEMS:
Interest income	357	724
Interest expense	(12,544)	(13,340)
Debt extinguishment expense	(775)	(693)
Other non-operating items, net	93	53
	(12,869)	(13,256)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	9,924	8,353

INCOME TAX BENEFIT (EXPENSE)	183	(24,870)

NET INCOME (LOSS)	$10,107	$(16,517)

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2007	6/30/2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,107	$(16,517)
Adjustments to reconcile net income(loss) to net cash
(used in) provided by operating activities:
Depreciation	4,846	5,030
Amortization	4,645	4,089
Provision for losses on accounts receivable	726	431
Deferred compensation	240	140
Deferred tax (benefit) provision	(826)	24,432
Gain on sale of property and equipment	(5)	(13)
Loss on early extinguishment of debt	775	693
Changes in operating assets and liabilities
Accounts receivable	1,304	3,776
Inventories	(16,361)	(3,867)
Prepaid expenses and other assets	(4,244)	(3,411)
Accounts payable	(5,001)	9,902
Accrued and other liabilities	(1,490)	(218)
Deferred revenues and gains	5,208	2,438
Net cash (used in) provided by operating activities	(76)	26,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,167)	(7,244)
Net proceeds from sale of property and equipment	10	124
Change in intangible assets	(4)	(4)
Acquisitions, net of cash received	(304)	(1,334)
Repayment of loans receivable	19	17
Net cash used in investing activities	(11,446)	(8,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,750)	(2,600)
Borrowings on long-term debt	45,000	—
Payment of debt issue costs	(291)	—
Principal payments of long-term debt	(42,053)	(28,542)
Net cash used in financing activities	(1,094)	(31,142)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,616)	(12,678)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,006	24,778

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,390	$12,100

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

In the second quarter of 2006, AGHC received approval from the Internal Revenue Service to change its tax status from a Subchapter C corporation to a Subchapter S corporation (“S corporation”) to be effective as of January 1, 2006.  The election for change in tax status to an S corporation included AGHC and all its subsidiaries with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which are to remain Subchapter C corporations.  Pursuant to SFAS 109, “Accounting for Income taxes”, a change in tax status resulting from an S corporation election requires that all deferred tax accounts be revalued upon formal approval of the S corporation status.  Accordingly, all deferred tax accounts of AGHC and its subsidiaries, excluding Camping World, Inc. and its wholly-owned subsidiaries, were revalued to account for the tax effect for the change to the S corporation status in the second quarter of 2006.

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

(2) RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  At the date of adoption, the Company had $14.2 million of unrecognized tax benefits.  Accounting for the unrecognized tax benefits had no affect on current period earnings or retained earnings as the liability had been previously recorded and was reclassified from long-term deferred tax liabilities to other long-term liabilities.  There would be no affect on the effective tax rate if the unrecognized tax benefits were recognized.  The Company did not have any material increases in unrecognized tax benefits in the current period and does not anticipate any material increases over the next twelve months.

(2) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

During the second quarter of 2007 and for the six months ended June 30, 2007, the Company recorded an additional $0.2 million and $0.4 million, respectively, of accrued interest and penalties related to the unrecognized tax benefits.  The Company’s policy is to classify interest and penalties as income tax expense in the financial statements.

The Company and its subsidiaries file income tax returns in the U.S. and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2002.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This standard provides guidance for using fair value to measure assets and liabilities.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  There are numerous previously issued statements dealing with fair values that are amended by SFAS No. 157.  We have not evaluated the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Publications	Retail	Consolidated
THREE MONTHS ENDED JUNE 30, 2007
Revenues from external customers	$38,092	$17,529	$98,243	$153,864
Depreciation and amortization	903	1,309	1,930	4,142
Gain on sale of property and equipment	—	5	—	5
Interest income	2,377	—	35	2,412
Interest expense	—	76	3,839	3,915
Segment operating profit	12,793	2,380	1,755	16,928

THREE MONTHS ENDED JUNE 30, 2006
Revenues from external customers	37,512	16,584	84,907	139,003
Depreciation and amortization	889	1,059	2,029	3,977
Gain on sale of property and equipment	—	—	2	2
Interest income	1,563	—	1	1,564
Interest expense	—	87	3,483	3,570
Segment operating profit	11,215	2,722	512	14,449

	Membership
	Services	Publications	Retail	Consolidated
SIX MONTHS ENDED JUNE 30, 2007
Revenues from external customers	$72,153	$42,218	$167,300	$281,671
Depreciation and amortization	1,797	2,549	3,815	8,161
Gain on sale of property and equipment	—	5	—	5
Interest income	4,553	—	67	4,620
Interest expense	—	146	7,410	7,556
Segment operating profit (loss)	23,944	8,790	(1,984)	30,750

SIX MONTHS ENDED JUNE 30, 2006
Revenues from external customers	70,460	39,687	145,726	255,873
Depreciation and amortization	1,799	2,079	4,006	7,884
Gain on sale of property and equipment	—	5	8	13
Interest income	2,939	—	6	2,945
Interest expense	—	181	6,979	7,160
Segment operating profit (loss)	21,687	9,184	(3,807)	27,064

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of income from operations to the Company’s consolidated financial statements for the three months ended and the six months ended June 30, 2007 and 2006 (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	6/30/2007	6/30/2006	6/30/2007	6/30/2006
Income From Operations Before Taxes
Total profit for reportable segments	$16,928	$14,449	$30,750	$27,064
Unallocated G & A expense	(4,225)	(4,232)	(9,470)	(8,382)
Unallocated depreciation and amortization expense	(572)	(618)	(1,330)	(1,235)
Unallocated interest income, net of intercompany elimination	(2,229)	(1,169)	(4,263)	(2,221)
Unallocated interest expense, net of intercompany elimination	(2,430)	(3,130)	(4,988)	(6,180)
Unallocated debt restructure expense	—	(693)	(775)	(693)
Income from operations before taxes	$7,472	$4,607	$9,924	$8,353

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of June 30, 2007 and December 31, 2006 (in thousands):

	6/30/2007	12/31/2006
Membership services segment	$175,691	$167,837
Publications segment	86,459	87,122
Retail segment	250,252	225,680
Total assets for reportable segments	512,402	480,639
Capitalized finance costs not allocated to segments	6,116	8,190
Corporate unallocated assets	6,481	6,353
Elimination of intersegment receivable	(106,535)	(87,174)
Total assets	$418,464	$408,008

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the six months ended June 30 (in thousands):

	2007	2006
Cash paid (received) during the period for:
Interest	$13,140	$14,123
Income taxes	(192)	75

In January 2007, the Company assumed $0.3 million of liabilities in connection with the acquisition of the Madison Boat Show from MAC Events, LLC.

(5) GOODWILL AND INTANGIBLE ASSETS

In February 2007, the Company assumed $0.6 million of liabilities and issued $1.5 million of debt in connection with the acquisition of five RV and Sportsman Shows from Industrial Expositions, Inc.

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually and more often when impairment indicators are present.  The Company performs its annual impairment test during the fourth quarter.  There were no changes in the Company’s goodwill by business segment for the six months ended June 30, 2007 and 2006 and no indicators of impairment.

The Company completed two acquisitions in the first six months of 2007.  These acquisitions have been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the acquired assets and liabilities have been recorded at fair value.  The allocations of purchase price to assets and liabilities include various finite-lived assets and no additional goodwill.  The operations of each entity are included in the operations of the Company as of their respective acquisition dates.

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at June 30, 2007 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$31,552	$(14,179)	$17,373
Resort and golf course participation agreements	23	13,442	(12,946)	496
Non-compete and deferred consulting agreements	15	18,830	(13,276)	5,554
Deferred financing costs	7	10,414	(5,684)	4,730
		$74,238	$(46,085)	$28,153

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

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

Full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Senior Subordinated Notes.

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the six months ended June 30, 2007 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$(319)	$2,709	$—	$—	$2,390
Accounts receivable, net	387	131,317	—	(106,535)	25,169
Inventories	—	69,064	—	—	69,064
Other current assets	3,439	17,624	—	—	21,063
Total current assets	3,507	220,714	—	(106,535)	117,686

Property and equipment, net	7,668	33,413	—	—	41,081
Intangible assets	4,743	23,410	—	—	28,153
Goodwill	67,584	76,845	—	—	144,429
Investment in subsidiaries	568,846	81,005	—	(649,851)	—
Affiliate note and investments	40,000	4,669	81,005	(40,000)	85,674
Other assets	756	685	—	—	1,441
Total assets	$693,104	$440,741	$81,005	$(796,386)	$418,464

Accounts payable	$861	$26,715	$—	$—	$27,576
Accrued and other liabilities	12,622	29,841	—	—	42,463
Current portion of long-term debt	108,185	43,048	—	(146,535)	4,698
Deferred revenue and gains	3,065	63,468	—	—	66,533
Total current liabilities	124,733	163,072		(146,535)	141,270

Deferred revenue and gains	2,600	36,970	—	—	39,570
Long-term debt	281,679	3,864	—	—	285,543
Other long-term liabilities	353,118	(332,011)	—	—	21,107
Total liabilities	762,130	(128,105)		(146,535)	487,490

Interdivisional equity	—	568,846	81,005	(649,851)	—
Stockholders’ deficit	(69,026)	—	—	—	(69,026)
Total liabilities & stockholders’ deficit	$693,104	$440,741	$81,005	$(796,386)	$418,464

Revenue	$1,339	$280,332	$—	$—	$281,671
Costs applicable to revenues	(5,178)	(170,732)	—	—	(175,910)
Operating expenses	(10,649)	(72,319)	—	—	(82,968)
Interest expense, net	(9,251)	(2,936)	—	—	(12,187)
Income from investment in consolidated subsidiaries	31,435	—	—	(31,435)	—
Other non operating income (expenses)	2,648	(3,330)	—	—	(682)
Income tax benefit (expense)	(237)	420	—	—	183
Net income (loss)	$10,107	$31,435	$—	$(31,435)	$10,107

Cash flows from operations	$(19,715)	$19,639	$—	$—	$(76)
Cash flows used in investing activities	(2,284)	(9,162)	—	—	(11,446)
Cash flows used in financing activities	9,071	(10,165)	—	—	(1,094)
Cash at beginning of year	12,609	2,397	—	—	15,006
Cash at end of year	$(319)	$2,709	$—	$—	$2,390

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the three months ended June 30, 2007 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Revenue	$509	$153,355	$—	$—	$153,864
Costs applicable to revenues	(2,351)	(94,279)	—	—	(96,630)
Operating expenses	(4,738)	(38,906)	—	—	(43,644)
Interest expense, net	(4,659)	(1,503)	—	—	(6,162)
Income from investment in
consolidated subsidiaries	17,183	—	—	(17,183)	—
Other non operating income (expenses)	1,737	(1,693)	—	—	44
Income tax benefit (expense)	(124)	209	—	—	85
Net income (loss)	$7,557	$17,183	$—	$(17,183)	$7,557

The following are summarized balance sheet statements setting forth certain financial information concerning the Guarantor Subsidiaries as of December 31, 2006 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$12,609	$2,397	$—	$—	$15,006
Accounts receivable- net	436	131,028	—	(104,265)	27,199
Inventories	—	52,703	—	—	52,703
Other current assets	2,439	13,759	—	—	16,198
Total current assets	15,484	199,887	—	(104,265)	111,106

Property and equipment, net	6,581	28,184	—	—	34,765
Intangible assets	5,816	24,495	—	—	30,311
Goodwill	67,584	76,845	—	—	144,429
Investment in subsidiaries	530,094	81,005	—	(611,099)	—
Affiliate note and investments	44,688	—	81,005	(40,000)	85,693
Other assets	915	789	—	—	1,704
Total assets	$671,162	$411,205	$81,005	$(755,364)	$408,008

Accounts payable	$1,305	$31,272	$—	$—	$32,577
Accrued and other liabilities	13,154	30,181	—	—	43,335
Current portion of long-term debt	108,948	42,588	—	(144,265)	7,271
Current portion of deferred revenue	1,386	61,520	—	—	62,906
Total current liabilities	124,793	165,561		(144,265)	146,089

Deferred revenue	2,663	34,520	—	—	37,183
Long-term debt	273,886	3,998	—	—	277,884
Other long-term liabilities	345,203	(322,968)	—	—	22,235
Total liabilities	746,545	(118,889)		(144,265)	483,391
Interdivisional equity	—	530,094	81,005	(611,099)	—
Stockholders’ deficit	(75,383)	—	—	—	(75,383)
Total liabilities & stockholders’ equity	$671,162	$411,205	$81,005	$(755,364)	$408,008

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the six months ended June 30, 2006 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$3,600	$252,273	$—	$—	$255,873
Costs applicable to revenues	(7,652)	(152,151)	—	—	(159,803)
Operating expenses	(9,258)	(65,203)	—	—	(74,461)
Interest expense, net	(8,401)	(4,215)	—	—	(12,616)
Income from investment in consolidated subsidiaries	19,304	—	—	(19,304)	—
Other non operating income (expenses)	2,367	(3,007)	—	—	(640)
Income tax expense	(16,477)	(8,393)	—	—	(24,870)
Net income (loss)	$(16,517)	$19,304	$—	$(19,304)	$(16,517)

Cash flows from operations	$(6,680)	$33,585	$—	$—	$26,905
Cash flows used in investing activities	(1,538)	(6,903)	—	—	(8,441)
Cash flows used in financing activities	(5,235)	(25,907)	—	—	(31,142)
Cash at beginning of year	26,421	(1,643)	—	—	24,778
Cash at end of year	$12,968	$(868)	$—	$—	$12,100

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended June 30, 2006 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Revenue	$2,665	$136,338	$—	$—	$139,003
Costs applicable to revenues	(4,811)	(82,898)	—	—	(87,709)
Operating expenses	(4,686)	(35,023)	—	—	(39,709)
Interest expense, net	(4,299)	(2,006)	—	—	(6,305)
Income from investment in consolidated subsidiaries	11,558	—	—	(11,558)	—
Other non operating income (expenses)	857	(1,530)	—	—	(673)
Income tax expense	(20,065)	(3,323)		(23,388)
Net income (loss)	$(18,781)	$11,558	$—	$(11,558)	$(18,781)

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

(7) RECENT EVENTS (continued)

The transaction is expected to close upon satisfaction of certain conditions stipulated under the Stock Purchase Agreement dated April 16, 2007.  The closing date has not been set but is projected to be on or before October 31, 2007.  The Purchase Price (including the portion paid by the assumption and discharge on the closing date by FreedomRoads of the intercompany indebtedness owed by Camping World to the Company) will be paid 75% in immediately available funds at closing and 25% under a subordinated promissory note bearing interest at 11.5% per annum.  The Company intends to use the net cash proceeds from the sale of Camping World to repay indebtedness outstanding under the Company’s term notes issued under the senior secured floating rate note purchase agreement dated June 24, 2003, as amended, and its revolving credit line under the credit agreement dated June 24, 2003, as amended, with senior lenders (collectively the “Senior Secured Credit Facility”).  As of June 30, 2007, an aggregate of $129.4 million was outstanding under the term loans and $8.8 million was outstanding (including $7.3 million in letters of credit) under the revolving credit facility of the Senior Secured Credit Facility.

The financial statements for Camping World are different from the segment reporting in Footnote 3 because the Camping World President’s Club and other related ancillary products are included as part of the membership services segment in the segment reporting.

The following unaudited pro forma condensed consolidated balance sheet as of June 30, 2007 and December 31, 2006 and the statement of operations for the six months ended June 30, 2007 and 2006 reflect the reclassification adjustments associated with the proposed disposal/sale of Camping World to FreedomRoads.  The pro forma adjustments related to the disposal are presented since the disposition did not meet the discontinued operations reporting requirements pursuant to SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) as of June 30, 2007, but will meet such requirements in 2007 when the transaction is completed.  Since the transaction is a sale to an entity under common ownership with AGI such long-lived assets are considered disposed of when they are exchanged or distributed in accordance with SFAS 144.  The pro forma adjustments reflect the reclassification of assets and liabilities associated with Camping World to current assets and liabilities to be disposed of in accordance with SFAS 144 as if the reporting requirements had been met at June 30, 2007.  In addition, the historical operating results have also been reclassified to reflect discontinued operations.

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

(7) RECENT EVENTS (continued)

Interest Expense - The interest expense included in discontinued operations below reflects the interest allocated to Camping World based upon debt required to be repaid upon consummation of this transaction.

Unaudited pro forma information relating to the operations of AGI excluding Camping World for the six months ended June 30, 2007 is as follows (in thousands):

	2007	Reclassification of	2007
	Historical	Camping World	Pro Forma

REVENUES:
Membership services	$72,153	$(8,965)	$63,188
Publications	42,218	—	42,218
Retail	167,300	(167,300)	—
	281,671	(176,265)	105,406

COSTS APPLICABLE TO REVENUES:
Membership services	45,961	(2,204)	43,757
Publications	28,040	—	28,040
Retail	101,909	(101,909)	—
	175,910	(104,113)	71,797

GROSS PROFIT	105,761	(72,152)	33,609

OPERATING EXPENSES:
Selling, general and administrative	73,477	(61,829)	11,648
Depreciation and amortization	9,491	(3,815)	5,676
	82,968	(65,644)	17,324

INCOME FROM OPERATIONS	22,793	(6,508)	16,285

NON-OPERATING ITEMS:
Interest income	357	(67)	290
Interest expense	(12,544)	5,236	(7,308)
Debt extinguishment expense	(775)	—	(775)
Other non-operating items	93	—	93
	(12,869)	5,169	(7,700)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	9,924	(1,339)	8,585

INCOME TAX BENEFIT (EXPENSE)	183	(420)	(237)

INCOME FROM CONTINUING OPERATIONS	10,107	(1,759)	8,348

DISCONTINUED OPERATIONS
Income from operations of discontinued Camping World, Inc.	—	1,339	1,339
Income tax expense	—	420	420
Income on discontinued operations	—	1,759	1,759
NET INCOME	$10,107	$—	$10,107

(7) RECENT EVENTS (continued)

Unaudited pro forma information relating the operations of AGI excluding Camping World for the six months ended June 30, 2006 is as follows (in thousands):

	2006	Reclassification of	2006
	Historical	Camping World	Pro Forma

REVENUES:
Membership services	$70,460	$(7,713)	$62,747
Publications	39,687	—	39,687
Retail	145,726	(145,726)	—
	255,873	(153,439)	102,434

COSTS APPLICABLE TO REVENUES:
Membership services	46,123	(2,219)	43,904
Publications	26,213	—	26,213
Retail	87,467	(87,467)	—
	159,803	(89,686)	70,117

GROSS PROFIT	96,070	(63,753)	32,317

OPERATING EXPENSES:
Selling, general and administrative	65,342	(56,000)	9,342
Depreciation and amortization	9,119	(4,006)	5,113
	74,461	(60,006)	14,455

INCOME FROM OPERATIONS	21,609	(3,747)	17,862

NON-OPERATING ITEMS:
Interest income	724	(6)	718
Interest expense	(13,340)	4,891	(8,449)
Debt extinguishment expense	(693)	—	(693)
Other non-operating items	53	5	58
	(13,256)	4,890	(8,366)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	8,353	1,143	9,496

INCOME TAX EXPENSE	(24,870)	(672)	(25,542)
LOSS FROM CONTINUING OPERATIONS	(16,517)	471	(16,046)

DISCONTINUED OPERATIONS
Loss from operations of discontinued Camping World, Inc.	—	(1,143)	(1,143)
Income tax benefit	—	672	672
Loss on discontinued operations	—	(471)	(471)
NET LOSS	$(16,517)	$—	$(16,517)

(7) RECENT EVENTS (continued)

The unaudited pro forma balance sheet of AGI excluding Camping World as of June 30, 2007 is as follows (in thousands except shares and par value):

		Reclassification of
	Historical	Camping World	Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,390	$(2,390)	$—
Accounts receivable, net	25,169	(6,715)	18,454
Inventories	69,064	(68,636)	428
Prepaid expenses and other assets	17,784	(2,776)	15,008
Deferred tax assets, net	3,279	(3,279)	—
Assets of discontinued operations	—	250,252	250,252
Total current assets	117,686	166,456	284,142

PROPERTY AND EQUIPMENT, net	41,081	(31,978)	9,103
INVESTMENT IN AFFILIATE	81,005	(81,005)	—
NOTE FROM AFFILIATE	4,669	—	4,669
INTANGIBLE ASSETS, net	28,153	(5,090)	23,063
GOODWILL	144,429	(47,601)	96,828
OTHER ASSETS	1,441	(529)	912
Total assets	$418,464	$253	$418,717

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$27,576	$(24,623)	$2,953
Accrued interest	5,340	—	5,340
Accrued income taxes	1,418	(29)	1,389
Accrued liabilities	35,705	(18,616)	17,089
Deferred revenues and gains	66,533	(7,558)	58,975
Current portion of long-term debt	4,698	—	4,698
Liabilities of discontinued operations	—	73,410	73,410
Total current liabilities	141,270	22,584	163,854

DEFERRED REVENUES AND GAINS	39,570	(9,253)	30,317
LONG-TERM DEBT, net of current portion	285,543	—	285,543
DEFERRED TAX LIABILITY	790	(790)	—
OTHER LONG-TERM LIABILITIES	20,317	(12,288)	8,029
	487,490	253	487,743

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT :
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	—	1
Additional paid-in capital	81,005	—	81,005
Accumulated deficit	(150,032)	—	(150,032)
Total stockholder’s deficit	(69,026)	—	(69,026)
Total liabilities and stockholder’s deficit	$418,464	$253	$418,717

(7) RECENT EVENTS (continued)

The unaudited pro forma balance sheet of AGI excluding Camping World as of December 31, 2006 is as follows (in thousands except shares and par value):

		Reclassification of
	Historical	Camping World	Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,006	$(3,288)	$11,718
Accounts receivable, less allowance for doubtbul accounts	27,199	(3,742)	23,457
Inventories	52,703	(51,736)	967
Prepaid expenses and other assets	12,995	(2,451)	10,544
Deferred tax assets, net	3,203	(3,203)	—
Assets of discontinued operations	—	225,680	225,680
Total current assets	111,106	161,260	272,366

PROPERTY AND EQUIPMENT, net	34,765	(26,341)	8,424
INVESTMENT IN AFFILIATE	81,005	(81,005)	—
NOTE FROM AFFILIATE	4,688	—	4,688
INTANGIBLE ASSETS, net	30,311	(5,695)	24,616
GOODWILL	144,429	(47,601)	96,828
OTHER ASSETS	1,704	(618)	1,086
Total assets	$408,008	$—	$408,008

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$32,577	$(25,129)	$7,448
Accrued interest	5,936	—	5,936
Accrued income taxes	1,736	(535)	1,201
Accrued liabilities	35,663	(17,722)	17,941
Deferred revenues and gains	62,906	(7,030)	55,876
Current portion of long-term debt	7,271	—	7,271
Liabilities discontinued operations	—	72,557	72,557
Total current liabilities	146,089	22,141	168,230

DEFERRED REVENUES AND GAINS	37,183	(9,071)	28,112
LONG-TERM DEBT, net of current portion	277,884	—	277,884
DEFERRED TAX LIABILITY	15,724	(12,916)	2,808
OTHER LONG-TERM LIABILITIES	6,511	(154)	6,357
	483,391	—	483,391

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT :
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	—	1
Additional paid-in capital	81,005	—	81,005
Accumulated deficit	(156,389)	—	(156,389)
Total stockholder’s deficit	(75,383)	—	(75,383)
Total liabilities and stockholder’s deficit	$408,008	$—	$408,008

ITEM 2:

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	6/30/2007	6/30/2006	Inc/(Dec)

REVENUES:
Membership services	24.8%	27.0%	1.5%
Publications	11.4%	11.9%	5.7%
Retail	63.8%	61.1%	15.7%
	100.0%	100.0%	10.7%

COSTS APPLICABLE TO REVENUES:
Membership services	15.8%	18.0%	(2.9)%
Publications	8.0%	8.4%	5.4%
Retail	39.0%	36.7%	17.6%
	62.8%	63.1%	10.2%
GROSS PROFIT	37.2%	36.9%	11.6%

OPERATING EXPENSES:
Selling, general and administrative	25.3%	25.3%	10.9%
Depreciation and amortization	3.1%	3.3%	2.6%
	28.4%	28.6%	9.9%

INCOME FROM OPERATIONS	8.8%	8.3%	17.3%

NON-OPERATING ITEMS:
Interest income	0.1%	0.3%	(53.7)%
Interest expense	(4.0)%	(4.8)%	(5.3)%
Debt extinguishment expense	—	(0.5)%	100.0%
Other non-operating items, net	—	—	120.0%
	(3.9)%	(5.0)%	(12.3)%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	4.9%	3.3%	62.2%

INCOME TAX EXPENSE	—	(16.8)%	(100.4)%

NET INCOME (LOSS)	4.9%	(13.5)%	(140.2)%

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	SIX MONTHS ENDED
	6/30/2007	6/30/2006	Inc/(Dec)

REVENUES:
Membership services	25.6%	27.5%	2.4%
Publications	15.0%	15.5%	6.4%
Retail	59.4%	57.0%	14.8%
	100.0%	100.0%	10.1%

COSTS APPLICABLE TO REVENUES:
Membership services	16.3%	18.0%	(0.4)%
Publications	10.0%	10.2%	7.0%
Retail	36.2%	34.3%	16.5%
	62.5%	62.5%	10.1%
GROSS PROFIT	37.5%	37.5%	10.1%

OPERATING EXPENSES:
Selling, general and administrative	26.0%	25.5%	12.4%
Depreciation and amortization	3.4%	3.6%	4.1%
	29.4%	29.1%	11.4%

INCOME FROM OPERATIONS	8.1%	8.4%	5.5%

NON-OPERATING ITEMS:
Interest income	0.1%	0.3%	(50.7)%
Interest expense	(4.4)%	(5.1)%	(6.0)%
Debt extinguishment expense	(0.3)%	(0.3)%	(11.8)%
Other non-operating items, net	—	—	75.5%
	(4.6)%	(5.1)%	(2.9)%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3.5%	3.3%	18.8%

INCOME TAX BENEFIT (EXPENSE)	0.1%	(9.8)%	(100.7)%

NET INCOME (LOSS)	3.6%	(6.5)%	(161.2)%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007

Compared With Three Months Ended June 30, 2006

Revenues

Revenues of $153.9 million for the second quarter of 2007 increased by $14.9 million, or 10.7%, from the comparable period in 2006.

Membership services revenues of $38.1 million for the second quarter of 2007 increased by $0.6 million, or 1.5%, from the comparable period in 2006.  This revenue increase was largely attributable to a $1.4 million increase in extended vehicle warranty program revenue due to the continued growth of contracts in force, an $0.8 million revenue increase due to increased enrollment in Camping World President’s Club and Camp Club USA partially offset by enrollment decreases in the Coast to Coast Club and the Golf Club, a $0.3 million revenue increase in emergency road service programs due to increased enrollment and a $0.2 million increase in dealer program marketing revenue.  These increases were partially offset by a reduction in member events revenue of $1.9 million due to timing of the Good Sam Club annual rally, which will occur in the third quarter of 2007 versus the second quarter of 2006, and a $0.2 million revenue reduction due to the elimination of the RV Today television program.

Publication revenues of $17.5 million for the second quarter of 2007 increased approximately $1.0 million, or 5.7%, from the comparable period in 2006 primarily attributable to $1.0 million of revenue associated with the acquisition of the publishing assets of American Guide Services, Inc. in August 2006, and $0.5 million of revenue associated with consumer shows acquired in the last eighteen months.  These increases were partially offset by a $0.2 million decrease in book revenue and a $0.3 million revenue decrease due to moving the publication dates of two boating magazine issues and one camping magazine issue to the third quarter of 2007.

Retail revenues of approximately $98.3 million increased $13.3 million, or 15.7%, from the comparable period in 2006.  Store merchandise sales increased approximately $10.3 million over the second quarter of 2006 due to a $13.2 million revenue increase from the addition of 32 new stores over the past eighteen months, partially offset by a same store sales decrease of $2.9 million, or 5.0%, compared to a 7.5% decrease in same store sales for the second quarter of 2006.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  In addition, supplies and other sales increased $1.5 million, installation and service work increased $0.6 million, product extended warranty sales increased $0.5 million and mail order sales increased $0.4 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $96.6 million for the second quarter of 2007, an increase of $8.9 million, or 10.2%, from the comparable period in 2006.

Membership services costs and expenses of $24.3 million decreased $0.7 million, or 2.9%, from the comparable period in 2006.  This decrease consisted of a $2.1 million reduction in member events costs primarily due to timing of the Good Sam Club annual rally, which will occur in the third quarter of 2007 versus the second quarter of 2006, and a $0.3 million reduction of costs due to the elimination of the RV Today television program, partially offset by $0.9 million of incremental costs associated with increased extended vehicle warranty program revenue and emergency roads service revenue and $0.8 million of additional membership services costs associated with increased enrollment in the Camping World President’s Club and Camp Club USA, in addition to reduced production costs for the Good Sam member publication, Highways Magazine, due to reduced paper costs and reduced book sizes.

Publication costs and expenses of approximately $12.2 million for the second quarter of 2007 increased $0.6 million, or 5.4%, from the comparable period in 2006.  This increase was attributable to $0.9 million of additional costs from the recently acquired American Guide Services group, and $0.2 million of costs associated with the recently acquired consumer shows, partially offset by reduced book costs of $0.3 million associated lower book sales, and a $0.2 million reduction resulting from fewer issues of camping and boating group magazines.

Retail costs applicable to revenues increased approximately $9.0 million, or 17.6%, to $60.1 million primarily as a result of 32 new stores opened over the past eighteen months.  The retail gross profit margin of 38.9% for the second quarter of 2007 decreased from 39.9% for the comparable period in 2006 primarily due to a shift in product mix to slightly lower margin products, and margin compression caused by a combination of competitive pricing and higher unit costs.

Operating Expenses

Selling, general and administrative expenses of approximately $38.9 million for the second quarter of 2007 increased $3.8 million compared to the second quarter of 2006.  This increase was due to an increase in retail selling and general and administrative expenses of approximately $3.5 million consisting of increases in selling, real property and labor expenses primarily due to new store openings, and $0.3 million of costs associated with the recently acquired consumer shows.

Depreciation and amortization expense of $4.7 million increased approximately $0.1 million over the prior year primarily due to increased amortization of intangible assets associated with the recent acquisitions.

Income from Operations

Income from operations for the second quarter of 2007 totaling $13.6 million increased $2.0 million compared to the second quarter of 2006.  This increase was primarily due to increased gross profit for retail, membership services and publications operations of $4.3 million, $1.3 million and $0.3 million, respectively, partially offset by increased operating expenses of $3.9 million.

Non-Operating Items

Non-operating items of approximately $6.1 million for the second quarter of 2007 decreased $0.9 million compared to the same period in 2006.  This decrease was primarily due to a $0.7 million decrease in debt extinguishment expense associated with the retirement of Senior Subordinated Notes in 2006, and a $0.4 million decrease in interest expense in 2007, primarily due to a reduction in outstanding debt, partially offset by a $0.2 million decrease in interest income.

Income before Income Taxes

Income before income taxes for the second quarter of 2007 was $7.5 million, or $2.9 million higher than the second quarter of 2006.  This increase was attributable to the $2.0 million increase in income from operations for the current period and $0.9 million of reduced non-operating items.

Income Tax Benefit (Expense)

The Company recorded a $0.1 million income tax benefit for the second quarter of 2007, compared to a $23.4 million income tax expense for the second quarter of 2006.  This expense decrease was primarily due to AGHC’s S corporation change of tax status election effective for the second quarter of 2006, which included AGI and all its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries which will remain Subchapter C corporations.  As a result, all deferred tax assets and liabilities were revalued with the exception of those related to Camping World, Inc. and its wholly-owned subsidiaries and other potential built-in gains.

Net Income (Loss)

Net income in the second quarter of 2007 was $7.6 million compared to a net loss of $18.8 million for the same period in 2006 mainly due to the reasons discussed above.

Segment Profit (Loss)

Segment profit of $16.9 million for the second quarter of 2007 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) increased $2.5 million, or 17.2%, from the comparable period in 2006.

Membership services segment profit of approximately $12.8 million for the second quarter of 2007 increased $1.6 million, or 14.1%, from the comparable period in 2006.

This increase was largely attributable to a $1.0 million increase in profit from emergency road service products, a $0.4 million increase in profit from the extended vehicle warranty programs, a $0.3 million increase in profit from reduced book sizes for Highways Magazine and $0.2 million increase in profit for Camp Club USA, partially offset by a $0.3 million decrease in profit in the Coast to Coast Club.

Publication segment profit of $2.4 million for the second quarter of 2007 decreased $0.3 million, or 12.6%, from the comparable period in 2006.  This decrease was largely attributed to a decrease in profit related to the consumer shows acquired over the last 18 months due to increased amortization of intangible assets.

Retail segment profit increased $1.2 million, or 242.8% from the second quarter of 2006 to approximately $1.7 million in the second quarter of 2007.  This increase in segment profit resulted primarily from a $5.0 million increase in gross profit margin, partially offset by a $3.5 million increase in selling, general and administrative expenses primarily related to the increase in new stores, and a $0.3 million increase in interest expense.

Six Months Ended June 30, 2007

Compared With Six Months Ended June 30, 2006

Revenues

Revenues of $281.7 million for the first six months of 2007 increased by $25.8 million, or 10.1%, from the comparable period in 2006.

Membership services revenues of $72.2 million for the first six months of 2007 increased by $1.7 million, or 2.4%, from the comparable period in 2006.  This revenue increase was largely attributable to a $1.9 million increase in extended vehicle warranty program revenue due to the continued growth of contracts in force, a $1.2 million revenue increase in membership services primarily due to increased enrollment in the Camping World President’s Club, and increased enrollment in Camp Club USA, partially offset by reduced enrollment in the Golf Club and Coast to Coast Club, a $0.6 million revenue increase in emergency road service programs due to increased enrollment, and a $0.3 million increase in dealer program marketing revenue.  These increases were partially offset by a reduction in member events revenue of $1.8 million primarily due to timing of the Good Sam Club annual rally, which will occur in the third quarter of 2007 versus the second quarter of 2006, and a $0.5 million revenue reduction due to the elimination of the RV Today television program.

Publication revenues of $42.2 million for the first six months of 2007 increased $2.5 million, or 6.4%, from the comparable period in 2006 primarily attributable to $2.2 million of revenue associated with consumer shows acquired in the last eighteen months, and $1.6 million from revenue associated with the acquisition of the publishing assets of American Guide Services, Inc. in August 2006.  These increases were partially offset by a $0.5 million decrease in campground atlas revenue, which is scheduled for its bi-annual update and reprint in 2008, a $0.6 million revenue decrease due to moving the publication dates of two boating magazine issues and one camping magazine issue to the third quarter, and a $0.2 million revenue decrease due to five fewer issues of Snow Week magazines in 2007.

Retail revenues of $167.3 million increased approximately $21.6 million, or 14.8%, from the comparable period in 2006.  Store merchandise sales for the first six months of 2007 increased approximately $17.2 million over the comparable period in 2006 due to a $20.7 million revenue increase from the addition of 32 new stores over the past eighteen months, partially offset by a same store sales decrease of $3.5 million, or 3.3%, compared to a 5.1% decrease in same store sales for the first six months of 2006.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  In addition, installation and service work increased $1.1 million, supplies and other sales increased $2.2 million, product extended warranty sales increased $0.8 million and mail order sales increased $0.3 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $175.9 million for the first six months of 2007, an increase of $16.1 million, or 10.1%, from the comparable period in 2006.

Membership services costs and expenses of $46.0 million decreased $0.2 million, or 0.4%, from the comparable period in 2006.  This decrease was attributable to a $1.9 million reduction in member events costs primarily due to timing of the Good Sam Club annual rally, which will occur in the third quarter of 2007 versus the second quarter of 2006, and $0.5 million of reduced costs due to the elimination of the RV Today television program.  These decreases were partially offset by $1.7 million of additional costs associated with increased extended vehicle warranty program revenue and emergency roads service revenue, $0.3 million of additional dealer program marketing costs, and $0.2 million of additional membership services costs associated with increased membership in the Camping World President’s Club and Camp Club USA, partially offset by reduced production costs for Highways Magazine due to reduced paper costs and reduced book sizes.

Publication costs and expenses of $28.0 million for the first six months of 2007 increased $1.8 million, or 7.0%, from the comparable period in 2006.  This increase was attributable to $1.7 million from the recently acquired American Guide Services group, and $1.4 million of costs associated with the recently acquired consumer shows, partially offset by reduced campground atlas costs of $0.4 million resulting from reduced sales, reduced operating costs of $0.3 million for the motorcycle magazine group, reduced costs of $0.3 million associated with fewer issues of Snow Week magazine, and reduced costs of $0.3 million due to moving the publication date of two boating issues and one camping issue to the third quarter.

Retail costs applicable to revenues increased approximately $14.5 million, or 16.5%, to $101.9 million primarily as a result of 32 new stores opened over the past eighteen months.  The retail gross profit margin of 39.1% for the first six months of 2007 decreased from 40.0% for the comparable period in 2006 primarily due to a shift in product mix to slightly lower margin products and margin compression caused by a combination of competitive pricing and higher unit costs.

Operating Expenses

Selling, general and administrative expenses of approximately $73.5 million for the first six months of 2007 increased $8.1 million compared to the first six months of 2006.  This increase was due to an increase in retail selling and general and administrative expenses of approximately $6.6 million consisting of increases in selling, labor and real property expenses primarily due to new store openings and other marketing programs, $0.9 million of arbitration expenses in connection with our asserted claim to a right of first refusal in connection with the sale of General Motors Acceptance Corporation, the insurance provider for the RV vehicle insurance offered by our Membership Services segment, which claim was rejected by the arbitration panel, and $0.6 million of costs associated with the recently acquired consumer shows.

Depreciation and amortization expense of $9.5 million increased approximately $0.4 million over the prior year primarily due to increased amortization of intangible assets associated with the recent acquisitions.

Income from Operations

Income from operations for the first six months of 2007 totaling $22.8 million increased $1.2 million compared to the first six months of 2006.  This increase was primarily due to increased gross profit for retail, membership services and publications operations of $7.1 million, $1.9 million and $0.7 million, respectively, partially offset by increased operating expenses of $8.5 million.

Non-Operating Items

Non-operating items of approximately $12.9 million for the first six months of 2007 decreased $0.4 million compared to the same period in 2006.  This decrease was primarily due to a $0.8 million decrease in interest expense in 2007 resulting from a reduction in outstanding debt, partially offset by a $0.3 million decrease in interest income and a $0.1 million increase in debt extinguishment expense.

Income before Income Taxes

Income before income taxes for the first six months of 2007 was $9.9 million, or $1.6 million higher than the first six months of 2006.  This increase was attributable to the $1.2 million increase in income from operations for the current period and $0.4 million of reduced non-operating items.

Income Tax Benefit (Expense)

The Company recorded a $0.2 million income tax benefit for the first six months of 2007, compared to a $24.9 million income tax expense for the first six months of 2006.  This expense decrease was primarily due to AGHC’s S corporation change of tax status election effective for the second quarter of 2006, which included AGI and all its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries which will remain Subchapter C corporations.  As a result, all deferred tax assets and liabilities were revalued with the exception of those related to Camping World, Inc. and its wholly-owned subsidiaries and other potential built-in gains.

Net Income (Loss)

Net income in the first six months of 2007 was $10.1 million compared to a net loss of $16.5 million for the same period in 2006 mainly due to the reasons discussed above.

Segment Profit (Loss)

Segment profit of $30.8 million for the first six months of 2007 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) increased $3.7 million, or 13.6%, from the comparable period in 2006.

Membership services segment profit of $23.9 million for the first six months of 2007 increased $2.3 million, or 10.4%, from the comparable period in 2006.  This increase was largely attributable to a $1.8 million increase in profit from emergency road service products, a $0.3 million increase in profit from the extended vehicle warranty programs, and $0.5 million of reduced production costs for Highways Magazine due to reduced paper costs and reduced book sizes, partially offset by a $0.3 million loss for the Coast to Coast Club.

Publication segment profit of $8.8 million for the first six months of 2007 decreased approximately $0.4 million, or 4.4%, from the comparable period in 2006.  This decrease was largely attributed to an increase in amortization of intangible assets associated with the consumer shows acquired over the last 18 months, and a reduction in boating magazine issues published due to timing.

Retail segment loss decreased $1.8 million, or 47.9% from the first six months of 2006 to a loss of approximately $1.9 million in the first six months of 2007.  This decrease in segment loss resulted primarily from an $8.6 million increase in gross profit margin, and a $0.2 million decrease in depreciation expenses, partially offset by a $6.6 million increase in selling, general and administrative expenses primarily related to the increase in new stores and a $0.4 million increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit.  The working capital deficit as of June 30, 2007 and December 31, 2006 was $23.6 million and $35.0 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $66.5 million and $62.9 million as of June 30, 2007 and December 31, 2006, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  The Company uses net proceeds from this deferred membership revenue to lower its long-term borrowings.  Management believes that funds generated by operations together with available borrowings under the Company’s revolving credit line will be sufficient to meet all of the Company’s debt service requirements, capital requirements and working capital needs over the next twelve months.  Further, management believes that the change in the tax status to a Subchapter S corporation in 2006 for the Company and all its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries, has not limited the Company’s ability to issue debt through the capital markets but may limit the ability of the Company to raise funds in the equity market.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at June 30, 2007.  This table includes principal and future interest due under our debt agreements based on interest rates as of June 30, 2007 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2007	2008 and 2009	2010 and 2011	Thereafter

Long-term debt and future interest	$379,713	$14,557	$177,464	$28,435	$159,257
Operating lease obligations	171,434	8,452	30,610	27,644	104,728
Deferred compensation	4,255	878	3,137	160	80
Standby letters of credit	7,254	6,754	500	—	—
Grand total	$562,656	$30,641	$211,711	$56,239	$264,065

On June 24, 2003, the Company entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the “Senior Credit Facility”).  The Senior Credit Facility provides for a revolving credit facility of $35.0 million and term loans in the aggregate of $140.0 million.  As of June 30 2007, $129.4 million was outstanding under the term loans and $1.5 million was outstanding under the revolving credit facility.  Reborrowings under the term loans are not permitted.  The interest on borrowings under the Senior Credit Facility was at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates.  As of June 30, 2007, the average interest rates on the term loans and the revolving credit facility were 7.84% and 10.00%, respectively, and permitted borrowings under the undrawn revolving facility were $26.2 million.  The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $0.4 million.  Both the revolving credit facility and the term loans mature on June 24, 2009.  The funds available under the Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of June 30, 2007, the Company had letters of credit in the aggregate amount of $7.3 million outstanding.  The Senior Credit Facility is secured by virtually all of the Company’s assets and a pledge of the Company’s stock and the stock of the Company’s subsidiaries.

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

On February 27, 2007, the Company amended its Senior Credit Facility to extend the maturity of the revolving credit facility from June 24, 2008 to June 24, 2009, increase the consolidated senior leverage ratio from 1.9 to 3.5 times EBITDA, as defined, and fix the consolidated total leverage ratio at 5.0 times EBITDA, as defined.  Further, the amendment permits the Company to repurchase up to an additional $50.0 million of the Senior Subordinated Notes from time to time as and when the Company determines through the issuance of additional term loans of up to $50.0 million.  Any loan amounts not used for the repurchase of the Senior Subordinated Notes may be used for acquisitions or repay revolving credit loans.

On March 8, 2007, the Company purchased $17.7 million of the Senior Subordinated Notes.  The Company funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the Senior Credit Facility.  The balance of the $25.0 million issued was used to pay down the Company’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the Senior Credit Facility.  As of June 30, 2007, $152.4 million of Senior Subordinated Notes remain outstanding.

The AGI Indenture pursuant to which the AGI Senior Subordinated Notes were issued and the Senior Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at June 30, 2007.

On March 24, 2005, AGHI, the Company’s parent, issued $88.2 million principal amount of the 10-7/8% senior notes due February 15, 2012 (the “AGHI Notes”).  Interest on the AGHI notes is payable semi-annually on February 15 and August 15.  For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date is March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006 and February 15, 2007 through issuance of additional notes.  AGHI plans to pay the interest on the notes due August 15, 2008 from the proceeds of a contribution to be made by AGHI’s parent, AGHC.

In February 2006, AGI Productions, Inc., a subsidiary of Ehlert Publishing, Inc., acquired the consumer shows and related assets of H & S Productions, LLC for $2.5 million.  As part of the purchase, the Company issued $0.4 million of debt and assumed $1.0 million of liabilities.  In August 2006, TL Enterprises, Inc. acquired the consumer park guides and related assets of American Guide Services, Inc. for $1.0 million.  As part of the purchase, the Company issued $0.1 million of debt and assumed $0.3 million of liabilities.  In September 2006, AGI Productions, Inc. acquired the consumer shows and related assets of Apple Rock Advertising and Promotions, Inc. for $1.5 million.  As part of the purchase, the Company issued $0.5 million of debt and assumed $0.4 million of liabilities.

In January 2007, AGI Productions, Inc. acquired a consumer show from MAC Events, Inc. for $0.5 million.  As part of the purchase, the Company assumed $0.3 million of liabilities.  In February 2007, AGI Productions, Inc. acquired consumer shows from Industrial Exposition Inc. for $1.9 million.  As part of the purchase, the Company issued $1.5 million of debt and assumed $0.6 million of liabilities.

For the six months ended June 30, 2007, the Company incurred $0.2 million of deferred executive compensation expense under the phantom stock agreements and made payments of $2.4 million on the pay-out provisions of mature phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next five years.  Phantom stock payments of $0.9 million are scheduled to be made for the remainder of 2007.

Capital expenditures for the first six months of 2007 totaling $11.2 million increased $3.9 million from the first six months of 2006 primarily due to the addition of thirteen new retail stores.  Additional capital expenditures of $5.2 million are anticipated for the balance of 2007 primarily for two new retail stores, relocation of one retail store, existing retail store upgrades, information technology, inventory system replacement, and computer hardware and software upgrades and enhancements.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  The Company determined there were no indicators of impairment of long-lived assets as of December 31, 2006 or June 30, 2007.

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

Indefinite-Lived Intangible Assets

The Company evaluates indefinite-lived intangible assets for impairment at least annually or when events indicate that an impairment exists in accordance with SFAS No. 142, “Goodwill and Other Intangibles”.  The impairment test for goodwill and other indefinite-lived intangible assets is calculated annually using fair value measurement techniques.

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

Income Taxes

Significant judgment is required in determining the Company’s tax provision and in evaluating its tax positions.  The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions may be challenged and that the Company’s positions may not be fully sustained.  The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation.  The Company’s tax provision includes the impact of tax contingency accruals and changes to the accruals, including related interest and penalties, as considered appropriate by management.

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

Interest Rate Sensitivity Analysis

At June 30, 2007, we had debt totaling $290.2 million, comprised of $130.9 million of variable rate debt and $159.3 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $1.3 million.

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

AFFINITY GROUP, INC.

/s/ Thomas F. Wolfe
Date: August 13, 2007	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer