Form 10-Q
period 2007-09-30
AFFINITY GROUP INC
filed 2007-11-14
CIK 910560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
September 30, 2007	333-113982

AFFINITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	November 14, 2007
Common Stock, $.001 par value	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP, INC. AND SUBSIDIARIES

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006

(In thousands except shares and par value)

	9/30/2007	12/31/2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,431	$15,006
Accounts receivable, less allowance for doubtful accounts of $1,360 in 2007 and $1,193 in 2006	24,160	27,199
Inventories	70,213	52,703
Prepaid expenses and other assets	19,385	12,995
Deferred tax assets	3,316	3,203
Total current assets	122,505	111,106

PROPERTY AND EQUIPMENT, net	42,026	34,765
INVESTMENT IN AFFILIATE	81,005	81,005
AFFILIATE NOTES AND INVESTMENTS	4,660	4,688
INTANGIBLE ASSETS, net	25,849	30,311
GOODWILL	144,429	144,429
OTHER ASSETS	1,391	1,704
Total assets	$421,865	$408,008

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$23,045	$32,577
Accrued interest	1,983	5,936
Accrued income taxes	1,163	1,736
Accrued liabilities	38,045	35,663
Deferred revenues and gains	73,771	62,906
Current portion of long-term debt	4,366	7,271
Total current liabilities	142,373	146,089

DEFERRED REVENUES AND GAINS	38,706	37,183
LONG-TERM DEBT, net of current portion	284,118	277,884
DEFERRED TAX LIABILITY	5,359	15,724
OTHER LONG-TERM LIABILITIES	21,008	6,511
	491,564	483,391

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Additional paid-in capital	81,005	81,005
Accumulated deficit	(150,705)	(156,389)
Total stockholder’s deficit	(69,699)	(75,383)
Total liabilities and stockholder’s deficit	$421,865	$408,008

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	9/30/2007	9/30/2006

REVENUES:
Membership services	$39,375	$34,128
Publications	14,864	14,289
Retail	92,189	81,623
	146,428	130,040

COSTS APPLICABLE TO REVENUES:
Membership services	26,244	22,293
Publications	10,867	9,982
Retail	55,812	49,030
	92,923	81,305

GROSS PROFIT	53,505	48,735

OPERATING EXPENSES:
Selling, general and administrative	38,611	35,978
Depreciation and amortization	4,694	4,719
	43,305	40,697

INCOME FROM OPERATIONS	10,200	8,038

NON-OPERATING ITEMS:
Interest income	161	205
Interest expense	(6,219)	(6,189)
Debt extinguishment expense	—	(142)
Other non-operating items, net	(51)	24
	(6,109)	(6,102)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	4,091	1,936

INCOME TAX (EXPENSE) BENEFIT	(4,764)	2,292

NET (LOSS) INCOME	$(673)	$4,228

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2007	9/30/2006
REVENUES:
Membership services	$111,528	$104,588
Publications	57,082	53,976
Retail	259,489	227,349
	428,099	385,913

COSTS APPLICABLE TO REVENUES:
Membership services	72,205	68,416
Publications	38,907	36,195
Retail	157,721	136,497
	268,833	241,108

GROSS PROFIT	159,266	144,805

OPERATING EXPENSES:
Selling, general and administrative	112,088	101,320
Depreciation and amortization	14,185	13,838
	126,273	115,158

INCOME FROM OPERATIONS	32,993	29,647

NON-OPERATING ITEMS:
Interest income	518	929
Interest expense	(18,763)	(19,529)
Debt extinguishment expense	(775)	(835)
Other non-operating items, net	42	77
	(18,978)	(19,358)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	14,015	10,289

INCOME TAX EXPENSE	(4,581)	(22,578)

NET INCOME (LOSS)	$9,434	$(12,289)

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2007	9/30/2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,434	$(12,289)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,323	7,661
Amortization	6,862	6,177
Provision for losses on accounts receivable	904	515
Deferred compensation	440	920
Deferred tax (benefit) provision	3,706	21,885
Loss (gain) on sale of property and equipment	73	(13)
Loss on early extinguishment of debt	775	835
Changes in operating assets and liabilities
Accounts receivable	2,135	5,100
Inventories	(17,510)	(6,129)
Prepaid expenses and other assets	(5,795)	(5,404)
Accounts payable	(9,532)	8,093
Accrued and other liabilities	(2,271)	(3,097)
Deferred revenues and gains	11,582	10,040
Net cash provided by operating activities	8,126	34,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,570)	(9,203)
Net proceeds from sale of property and equipment	10	124
Change in intangible assets	(14)	—
Acquisitions, net of cash received	(304)	(2,853)
Repayment of loans receivable	28	25
Net cash used in investing activities	(14,850)	(11,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,750)	(3,287)
Borrowings on long-term debt	53,100	—
Payment of debt issue costs	(291)	(12)
Principal payments of long-term debt	(51,910)	(33,992)
Net cash used in financing activities	(2,851)	(37,291)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,575)	(14,904)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,006	24,778

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,431	$9,874

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

In the second quarter of 2006, AGHC received approval from the Internal Revenue Service to change its tax status from a Subchapter C corporation to a Subchapter S corporation (“S corporation”) to be effective as of January 1, 2006. The election for change in tax status to an S corporation included AGHC and all its subsidiaries with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which remain Subchapter C corporations. Pursuant to SFAS 109, “Accounting for Income taxes”, a change in tax status resulting from an S corporation election requires that all deferred tax accounts be revalued upon formal approval of the S corporation status. Accordingly, all deferred tax accounts of AGHC and its subsidiaries, excluding Camping World, Inc. and its wholly-owned subsidiaries, were revalued to account for the tax effect for the change to the S corporation status in the second quarter of 2006.

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

(2) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

During the third quarter of 2007 and for the nine months ended September 30, 2007, the Company recorded an additional $0.2 million and $0.6 million, respectively, of accrued interest and penalties related to the unrecognized tax benefits. The Company’s policy is to classify interest and penalties as income tax expense in the financial statements.

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

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The Company does not allocate income taxes or unusual items to segments. Financial information by reportable business segment is summarized as follows (in thousands):

	Membership Services	Publications	Retail	Consolidated
THREE MONTHS ENDED SEPTEMBER 30, 2007
Revenues from external customers	$39,375	$14,864	$92,189	$146,428
Loss on sale of property and equipment	—	—	(78)	(78)
Interest income	2,528	—	10	2,538
Interest expense	—	52	3,943	3,995
Depreciation and amortization	859	1,304	1,955	4,118
Segment operating profit	11,998	1,335	142	13,475

THREE MONTHS ENDED SEPTEMBER 30, 2006
Revenues from external customers	$34,128	$14,289	$81,623	$130,040
Interest income	1,746	—	1	1,747
Interest expense	—	77	3,140	3,217
Depreciation and amortization	915	1,111	2,102	4,128
Segment operating profit (loss)	10,511	2,105	(367)	12,249

	Membership Services	Publications	Retail	Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 2007
Revenues from external customers	$111,528	$57,082	$259,489	$428,099
Gain (loss) on sale of property and equipment	—	5	(78)	(73)
Interest income	7,081	—	77	7,158
Interest expense	—	198	11,353	11,551
Depreciation and amortization	2,656	3,853	5,770	12,279
Segment profit (loss)	35,942	10,125	(1,842)	44,225

NINE MONTHS ENDED SEPTEMBER 30, 2006
Revenues from external customers	$104,588	$53,976	$227,349	$385,913
Gain on sale of property and equipment	—	5	8	13
Interest income	4,685	—	7	4,692
Interest expense	—	258	10,119	10,377
Depreciation and amortization	2,714	3,190	6,108	12,012
Segment profit (loss)	32,198	11,289	(4,174)	39,313

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of income from operations to the Company’s consolidated financial statements for the three months ended and the nine months ended September 30, 2007 and 2006 (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/2007	9/30/2006	9/30/2007	9/30/2006
Income From Operations Before Income Taxes
Total profit for reportable segments	$13,475	$12,249	$44,225	$39,313
Unallocated G & A expense	(4,207)	(5,066)	(13,677)	(13,448)
Unallocated depreciation and amortization expense	(576)	(591)	(1,906)	(1,826)
Unallocated interest income, net of intercompany elimination	(2,377)	(1,542)	(6,640)	(3,763)
Unallocated interest expense, net of intercompany elimination	(2,224)	(2,972)	(7,212)	(9,152)
Unallocated debt restructure expense	—	(142)	(775)	(835)
Income from operations before income taxes	$4,091	$1,936	$14,015	$10,289

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of September 30, 2007 and December 31, 2006 (in thousands):

	9/30/2007	12/31/2006
Membership services segment	$182,676	$184,928
Publications segment	87,695	87,122
Retail segment	250,317	225,680
Total assets for reportable segments	520,688	497,730
Capitalized finance costs not allocated to segments	5,732	8,190
Corporate unallocated assets	3,280	6,353
Elimination of intersegment receivable	(107,835)	(104,265)
Total assets	$421,865	$408,008

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the nine months ended September 30 (in thousands):

	2007	2006
Cash paid (received) during the period for:
Interest	$22,716	$24,240
Income taxes	(194)	205

In January 2007, the Company assumed $0.3 million of liabilities in connection with the acquisition of the Madison Boat Show from MAC Events, LLC.

(5) GOODWILL AND INTANGIBLE ASSETS

In February 2007, the Company assumed $0.6 million of liabilities and issued $1.5 million of debt in connection with the acquisition of five RV and Sportsman Shows from Industrial Expositions, Inc.

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually and more often when impairment indicators are present. The Company performs its annual impairment test during the fourth quarter. There were no changes in the Company’s goodwill by business segment for the nine months ended September 30, 2007 and 2006 and no indicators of impairment.

The Company completed two acquisitions in the first nine months of 2007. These acquisitions have been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the acquired assets and liabilities have been recorded at fair value. The allocations of purchase price to assets and liabilities include various finite-lived assets and no additional goodwill. The operations of each entity are included in the operations of the Company as of their respective acquisition dates.

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at September 30, 2007 (in thousands, except as noted):

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net

Membership and customer lists	6	$31,466	$(15,474)	$15,992
Resort and golf course participation agreements	23	13,427	(13,166)	261
Non-compete and deferred consulting agreements	15	18,830	(13,580)	5,250
Deferred financing costs	7	10,414	(6,068)	4,346
		$74,137	$(48,288)	$25,849

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

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

subordinated debt. All of the Company’s subsidiaries have jointly and severally guaranteed the indebtedness under the Senior Subordinated Notes except for CWFR Capital Corp. Full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Senior Subordinated Notes.

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the nine months ended September 30, 2007 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$3,246	$2,185	$—	$—	$5,431
Accounts receivable, net	373	131,622	—	(107,835)	24,160
Inventories	—	70,213	—	—	70,213
Other current assets	1,893	20,808	—	—	22,701
Total current assets	5,512	224,828	—	(107,835)	122,505

Property and equipment, net	7,903	34,123	—	—	42,026
Intangible assets	4,351	21,498	—	—	25,849
Goodwill	67,584	76,845	—	—	144,429
Investment in subsidiaries	577,523	81,005	—	(658,528)	—
Affiliate note and investments	40,000	4,660	81,005	(40,000)	85,665
Other assets	756	635	—	—	1,391
Total assets	$703,629	$443,594	$81,005	$(806,363)	$421,865

Accounts payable	$1,031	$22,014	$—	$—	$23,045
Accrued and other liabilities	12,191	29,000	—	—	41,191
Current portion of long-term debt	109,485	42,716	—	(147,835)	4,366
Current portion of deferred revenue	985	72,786	—	—	73,771
Total current liabilities	123,692	166,516	—	(147,835)	142,373

Deferred revenue	2,569	36,137	—	—	38,706
Long-term debt	280,266	3,852	—	—	284,118
Other long-term liabilities	366,801	(340,434)	—	—	26,367
Total liabilities	773,328	(133,929)	—	(147,835)	491,564

Interdivisional equity	—	577,523	81,005	(658,528)	—
Stockholders’ deficit	(69,699)	—	—	—	(69,699)
Total liabilities & stockholders’ deficit	$703,629	$443,594	$81,005	$(806,363)	$421,865

Revenue	$4,445	$423,654	$—	$—	$428,099
Costs applicable to revenues	(10,031)	(258,802)	—	—	(268,833)
Operating expenses	(15,349)	(110,924)	—	—	(126,273)
Interest expense, net	(13,852)	(4,393)	—	—	(18,245)
Income from investment in consolidated subsidiaries	40,112	—	—	(40,112)	—
Other non operating income (expenses)	4,375	(5,108)	—	—	(733)
Income tax expense	(266)	(4,315)	—	—	(4,581)
Net income (loss)	$9,434	$40,112	$—	$(40,112)	$9,434

Cash flows from operations	$(28,660)	$36,786	$—	$—	$8,126
Cash flows used in investing activities	(3,004)	(11,846)	—	—	(14,850)
Cash flows (used in) provided financing activities	22,301	(25,152)	—	—	(2,851)
Cash at beginning of year	12,609	2,397	—	—	15,006
Cash at end of period	$3,246	$2,185	$—	$—	$5,431

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the three months ended September 30, 2007 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Revenue	$3,106	$143,322	$—	$—	$146,428
Costs applicable to revenues	(4,853)	(88,070)	—	—	(92,923)
Operating expenses	(4,700)	(38,605)	—	—	(43,305)
Interest expense, net	(4,601)	(1,457)	—	—	(6,058)
Income from investment in consolidated subsidiaries	8,677	—	—	(8,677)	—
Other non operating income (expenses)	1,727	(1,778)	—	—	(51)
Income tax expense	(29)	(4,735)			(4,764)
Net income (loss)	$(673)	$8,677	$—	$(8,677)	$(673)

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

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the nine months ended September 30, 2006 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Revenue	$4,789	$381,124	$—	$—	$385,913
Costs applicable to revenues	(10,657)	(230,451)	—	—	(241,108)
Operating expenses	(14,707)	(100,451)	—	—	(115,158)
Interest expense, net	(12,915)	(5,685)	—	—	(18,600)
Income from investment in consolidated subsidiaries	31,591	—	—	(31,591)	—
Other non operating income (expenses)	3,826	(4,584)	—	—	(758)
Income tax benefit (expense)	(14,216)	(8,362)	—	—	(22,578)
Net income (loss)	$(12,289)	$31,591	$—	$(31,591)	$(12,289)

Cash flows from operations	$(18,771)	$53,065	$—	$—	$34,294
Cash flows used in investing activities	(1,995)	(9,912)	—	—	(11,907)
Cash flows used in financing activities	3,100	(40,391)	—	—	(37,291)
Cash at beginning of year	26,421	(1,643)	—	—	24,778
Cash at end of period	$8,755	$1,119	$—	$—	$9,874

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

(7) RECENT EVENTS

On April 16, 2007, the Company entered into a stock purchase agreement with FreedomRoads Holding Company, LLC (“FreedomRoads”), an entity under common ownership with the Company’s ultimate parent corporation, pursuant to which the Company will, subject to satisfaction of certain conditions, sell all of the outstanding stock of its wholly-owned subsidiary Camping World, Inc. (“Camping World”) to FreedomRoads for $175.8 million subject to certain adjustments (the “Purchase Price”). The transaction is expected to close upon satisfaction of certain conditions stipulated under the Stock Purchase Agreement dated April 16, 2007, including FreedomRoads raising the

(7) RECENT EVENTS (continued)

necessary funds in the capital markets. The closing date has not been set because the current uncertainty in the capital markets has prevented FreedomRoads from achieving a desirable capital structure to effect the acquisition. No assurance can be provided that the appropriate financing will be obtained. The Purchase Price (including the portion paid by the assumption and discharge on the closing date by FreedomRoads of the intercompany indebtedness owed by Camping World to the Company) is to be paid 75% in immediately available funds at closing and 25% under a subordinated promissory note bearing interest at 11.5% per annum. The Company intends to use the net cash proceeds from the sale of Camping World to repay indebtedness outstanding under the Company’s term notes issued under the senior secured floating rate note purchase agreement dated June 24, 2003, as amended, and its revolving credit line under the credit agreement dated June 24, 2003, as amended, with senior lenders (collectively the “Senior Secured Credit Facility”). As of September 30, 2007, an aggregate of $129.0 million was outstanding under the term loans and $7.8 million was outstanding (including $7.3 million in letters of credit) under the revolving credit facility of the Senior Secured Credit Facility.

On October 15, 2007, the Company entered in to an interest rate swap effective October 31, 2007 with a notional amount of $100.0 million. The interest rate swap carries a fixed interest rate of 5.135% and matures on October 31, 2012. The Company entered into the interest rate swap to limit the effect of increases on our floating rate debt.

ITEM 2:

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	9/30/2007	9/30/2006	Inc/(Dec)
REVENUES:
Membership services	26.9%	26.2%	15.4%
Publications	10.2%	11.0%	4.0%
Retail	62.9%	62.8%	12.9%
	100.0%	100.0%	12.6%

COSTS APPLICABLE TO REVENUES:
Membership services	17.9%	17.1%	17.7%
Publications	7.4%	7.7%	8.9%
Retail	38.2%	37.7%	13.8%
	63.5%	62.5%	14.3%

GROSS PROFIT	36.5%	37.5%	9.8%

OPERATING EXPENSES:
Selling, general and administrative	26.4%	27.7%	7.3%
Depreciation and amortization	3.2%	3.6%	(0.5)%
	29.6%	31.3%	6.4%

INCOME FROM OPERATIONS	6.9%	6.2%	26.9%

NON-OPERATING ITEMS:
Interest income	0.1%	0.2%	(21.5)%
Interest expense	(4.2)%	(4.8)%	0.5%
Debt extinguishment expense	—	(0.1)%	100.0%
Other non-operating items, net	—	—	(312.5)%
	(4.1)%	(4.7)%	0.1%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	2.8%	1.5%	111.3%

INCOME TAX (EXPENSE) BENEFIT	(3.3)%	1.8%	(307.9)%

NET (LOSS) INCOME	(0.5)%	3.3%	(115.9)%

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	NINE MONTHS ENDED
	9/30/2007	9/30/2006	Inc/(Dec)

REVENUES:
Membership services	26.1%	27.1%	6.6%
Publications	13.3%	14.0%	5.8%
Retail	60.6%	58.9%	14.1%
	100.0%	100.0%	10.9%

COSTS APPLICABLE TO REVENUES:
Membership services	16.9%	17.7%	5.5%
Publications	9.1%	9.4%	7.5%
Retail	36.8%	35.4%	15.5%
	62.8%	62.5%	11.5%

GROSS PROFIT	37.2%	37.5%	10.0%

OPERATING EXPENSES:
Selling, general and administrative	26.2%	26.2%	10.6%
Depreciation and amortization	3.3%	3.6%	2.5%
	29.5%	29.8%	9.7%

INCOME FROM OPERATIONS	7.7%	7.7%	11.3%

NON-OPERATING ITEMS:
Interest income	0.1%	0.2%	(44.2)%
Interest expense	(4.3)%	(5.0)%	(3.9)%
Debt extinguishment expense	(0.2)%	(0.2)%	7.2%
Other non-operating items, net	—	—	(45.5)%
	(4.4)%	(5.0)%	(2.0)%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3.3%	2.7%	36.2%

INCOME TAX EXPENSE	(1.1)%	(5.9)%	(79.7)%

NET INCOME (LOSS)	2.2%	(3.2)%	176.8%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007

Compared With Three Months Ended September 30, 2006

Revenues

Revenues of $146.4 million for the third quarter of 2007 increased by $16.4 million, or 12.6%, from the comparable period in 2006.

Membership services revenues of $39.4 million for the third quarter of 2007 increased by $5.2 million, or 15.4%, from the comparable period in 2006. This revenue increase was largely attributable to member events revenue of $1.9 million due to timing of the Good Sam Club annual rally, which occurred in the third quarter of 2007 versus the second quarter of 2006, a $1.2 million increase in extended vehicle warranty program revenue due to the continued growth of contracts in force, including warranty sales through the growing network of Good Sam dealers, a $1.0 million revenue increase due to increased enrollment in Camping World President’s Club, Camp Club USA and the Good Sam Club, partially offset by enrollment decreases in the Coast Club and the Golf Card Club, a $0.5 million revenue increase in emergency road service programs due to increased enrollment, a $0.4 million increase in marketing fee revenue from health and life insurance products and a $0.2 million increase from dealer program marketing revenue.

Publication revenues of $14.9 million for the third quarter of 2007 increased $0.6 million, or 4.0%, from the comparable period in 2006 primarily attributable to $0.8 million of revenue associated with the acquisition of the publishing assets of American Guide Services, Inc. in August 2006, and $0.3 million of revenue relating to an additional Camping Life issue during the quarter. These increases were partially offset by a $0.3 million decrease in revenue associated with the elimination of Cruising Rider magazine and $0.2 million reduction in advertising revenue for Motorhome Magazine.

Retail revenues of approximately $92.2 million increased $10.6 million, or 12.9%, from the comparable period in 2006. Store merchandise sales increased approximately $8.3 million over the third quarter of 2006 due to a $11.6 million revenue increase from the net addition of 32 new stores over the past twenty-one months, partially offset by a same store sales decrease of $3.3 million, or 6.1%, compared to a 4.8% decrease in same store sales for the third quarter of 2006. Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year. Supplies and other sales increased $2.1 million, including $0.8 million recorded during the period relating to the recognition of estimated gift card breakage. Prior to third quarter of 2007 the Company had not recorded any unredeemed gift card sales into revenue. In the third quarter the Company changed the state of jurisdiction where gift cards will be administered and commenced accounting for estimated breakage of gift cards under the “redemption rate method.”  In addition, product extended warranty sales increased $0.3 million and mail order sales decreased $0.1 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $92.9 million for the third quarter of 2007, an increase of $11.6 million, or 14.3%, from the comparable period in 2006.

Membership services costs and expenses of $26.2 million increased $4.0 million, or 17.7%, from the comparable period in 2006. This increase consisted of a $1.9 million increase in member events costs primarily due to timing of the Good Sam Club annual rally, which occurred in the third quarter of 2007 versus the second quarter of 2006, $1.2 million of incremental costs associated with increased extended vehicle warranty program revenue and emergency roads service revenue, including incremental marketing and overhead costs associated with the growing network of Good Sam dealers, a $0.5 million increase in other marketing costs, a $0.2 million increase in program costs associated with increased marketing fee revenue from health and life insurance products and a $0.2 million increase in dealer marketing program costs.

Publication costs and expenses of approximately $10.9 million for the third quarter of 2007 increased $0.9 million, or 8.9%, from the comparable period in 2006. This increase was attributable to $0.7 million of additional costs from the recently acquired American Guide Services group, a $0.2 million increase in Motorhome Magazine marketing costs, a $0.2 million increase in event-related expenses and $0.1 million of additional costs related to an additional issue of Camping Life magazine. These increases were partially offset by reduced costs of $0.3 million related to discontinuing Cruising Rider magazine.

Retail costs applicable to revenues increased approximately $6.7 million, or 13.8%, to $55.8 million primarily as a result of 32 new stores opened over the past twenty-one months. The retail gross profit margin of 39.5% for the third quarter of 2007 decreased from 39.9% for the comparable period in 2006 primarily due to a shift in product mix to slightly lower margin products, and margin compression caused by a combination of competitive pricing and higher unit costs.

Operating Expenses

Selling, general and administrative expenses of approximately $38.6 million for the third quarter of 2007 increased $2.6 million compared to the third quarter of 2006. This increase was due to an increase in retail selling and general and administrative expenses of approximately $3.3 million consisting of increases in selling, real property and labor expenses primarily due to new store openings, partially offset by $0.6 million of reduced deferred executive compensation and a $0.1 million reduction in miscellaneous general and administrative expenses.

Depreciation and amortization expense of $4.7 million remained unchanged from the prior year.

Income from Operations

Income from operations for the third quarter of 2007 totaling $10.2 million increased $2.2 million compared to the third quarter of 2006. This increase was primarily due to increased gross profit for retail and membership services operations of $3.8 million and $1.3 million, respectively, partially offset by increased operating expenses of $2.6 million and reduced gross profit for the publications operations of $0.3 million.

Non-Operating Items

Non-operating items of approximately $6.1 million for the third quarter of 2007 remained unchanged compared to the same period in 2006. The $0.1 million decrease in debt extinguishment expense associated with the retirement of Senior Subordinated Notes in 2006, was offset by a $0.1 million increase in other non-operating items.

Income before Income Taxes

Income before income taxes for the third quarter of 2007 was $4.1 million, or $2.2 million higher than the third quarter of 2006. This increase was attributable to the $2.2 million increase in income from operations mentioned above.

Income Tax (Expense) Benefit

The Company recorded a $4.8 million income tax expense for the third quarter of 2007, compared to a $2.3 million income tax benefit for the third quarter of 2006. The expense increase was primarily due to the Company’s increase in its valuation allowance of $4.2 million for the third quarter of 2007 as it was determined that the Company would have insufficient taxable income in the current, carryback, or carryforward periods under the tax laws to realize the future tax benefit of its deferred tax assets. The change was also due to AGHC’s S corporation change of tax status election effective for the second quarter of 2006, which included AGI and all its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries which will remain Subchapter C corporations.  As a result, all deferred tax assets and liabilities were revalued with the exception of those related to Camping World, Inc. and its wholly-owned subsidiaries and other potential built-in gains.

Net (Loss) Income

Net loss in the third quarter of 2007 was $0.7 million compared to net income of $4.2 million for the same period in 2006 mainly due to the reasons discussed above.

Segment Profit (Loss)

Segment profit of $13.5 million for the third quarter of 2007 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) increased $1.2 million, or 10.0%, from the comparable period in 2006.

Membership services segment profit of approximately $12.0 million for the third quarter of 2007 increased $1.5 million, or 14.1%, from the comparable period in 2006. This increase was largely attributable to a $1.0 million increase in profit from emergency road service products, a $0.3 million increase in profit from health and life insurance products, and a $0.2 million increase in profit from the extended vehicle warranty programs.

Publication segment profit of $1.3 million for the third quarter of 2007 decreased $0.8 million, or 36.6%, from the comparable period in 2006. This decrease was largely attributed to $0.5 million of additional general and administrative expenses related to the consumer shows acquired over the last 21 months and a $0.3 million decrease in profit for Motorhome Magazine.

Retail segment profit increased $0.5 million, or 138.7% from the third quarter of 2006 to a profit of $0.2 million in 2007. This increase in segment profit resulted primarily from a $4.6 million increase in gross profit margin, partially offset by a $3.3 million increase in selling, general and administrative expenses primarily related to the increase in new stores, and an $0.8 million increase in interest expense.

Nine Months Ended September 30, 2007

Compared With Nine Months Ended September 30, 2006

Revenues

Revenues of $428.1 million for the first nine months of 2007 increased by $42.2 million, or 10.9%, from the comparable period in 2006.

Membership services revenues of $111.5 million for the first nine months of 2007 increased by $6.9 million, or 6.6%, from the comparable period in 2006. This revenue increase was largely attributable to a $3.1 million increase in extended vehicle warranty program revenue due to the continued growth of contracts in force, including warranty sales through the growing network of Good Sam dealers, a $2.1 million revenue increase in membership services primarily due to increased enrollment in the Camping World President’s Club and the Camp Club USA, partially offset by reduced enrollment in the Golf Card Club and Coast to Coast Club, a $1.1 million revenue increase in emergency road service programs due to increased enrollment, a $0.6 million increase in marketing fee revenue from health and life insurance products, and a $0.6 million increase in dealer program marketing revenue. These increases were partially offset by a $0.6 million revenue reduction due to the elimination of the RV Today television program.

Publication revenues of $57.1 million for the first nine months of 2007 increased $3.1 million, or 5.8%, from the comparable period in 2006 primarily attributable to $2.4 million of revenue associated with the acquisition of the publishing assets of American Guide Services, Inc. in August 2006 and $2.1 million of revenue associated with consumer shows acquired in the last twenty-one months. These increases were partially offset by a $0.5 million decrease in campground atlas revenue, which is scheduled for its bi-annual update and reprint in 2008, a $0.4 million decrease in advertising revenue for Motorhome Magazine, a $0.3 million revenue decrease for the motorcycle magazine group due to the elimination of the Cruising Rider title partially offset by an advertising revenue increase for Rider Magazine, and a $0.2 million revenue decrease due to seven fewer issues of Snow Week magazine in 2007.

Retail revenues of $259.5 million increased approximately $32.2 million, or 14.1%, from the comparable period in 2006. Store merchandise sales for the first nine months of

2007 increased approximately $25.6 million over the comparable period in 2006 due to a $32.1 million revenue increase from a net addition of 32 new stores over the past twenty-one months, partially offset by a same store sales decrease of $6.6 million, or 4.2%, compared to a 5.0% decrease in same store sales for the first nine months of 2006. Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year. Supplies and other sales increased $4.3 million, including $0.8 million recorded during the period relating to the recognition of estimated gift card breakage. In addition, installation and service work increased $1.1 million, product extended warranty sales increased $1.1 million and mail order sales increased $0.1 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $268.8 million for the first nine months of 2007, an increase of $27.7 million, or 11.5%, from the comparable period in 2006.

Membership services costs and expenses of $72.2 million increased $3.8 million, or 5.5%, from the comparable period in 2006. This increase was attributable to $2.4 million of additional costs associated with increased extended vehicle warranty program revenue, including incremental marketing and overhead costs associated with the growing network of Good Sam authorized dealers, $0.5 million of additional dealer program marketing costs, $0.4 million of additional miscellaneous overhead costs, $0.3 million of additional program costs associated with increased marketing fee revenue from health and life insurance products, and $0.3 million of net additional membership services costs associated with increased membership in the Camping World President’s Club and Camp Club USA, partially offset by reduced membership in the Coast Club and the Golf Card Club. This decrease was partially offset by $0.6 million of reduced costs resulting from the elimination of the RV Today television program.

Publication costs and expenses of $38.9 million for the first nine months of 2007 increased $2.7 million, or 7.5%, from the comparable period in 2006. This increase was attributable to $2.4 million of incremental costs from the recently acquired Affinity Guest Services Group, and $1.6 million of costs associated with the recently acquired consumer shows, partially offset by a $0.6 million reduction in costs related to the elimination of the Cruising Rider title, reduced campground atlas costs of $0.4 million resulting from reduced sales, and reduced costs of $0.3 million associated with fewer issues of Snow Week magazine.

Retail costs applicable to revenues increased approximately $21.2 million, or 15.5%, to $157.7 million primarily as a result of 32 new stores opened over the past twenty-one months. The retail gross profit margin of 39.2% for the first nine months of 2007 decreased from 40.0% for the comparable period in 2006 primarily due to a shift in product mix to slightly lower margin products and margin compression caused by a combination of competitive pricing and higher unit costs.

Operating Expenses

Selling, general and administrative expenses of approximately $112.1 million for the first nine months of 2007 increased $10.8 million compared to the first nine months of 2006. This increase was largely attributable to an increase in retail selling and general and administrative expenses of approximately $9.9 million consisting of increases in selling, labor and real property expenses primarily due to new store openings and other marketing programs, $0.9 million of arbitration expenses in connection with our asserted claim to a right of first refusal in connection with the sale of General Motors Acceptance Corporation, the insurance provider for the RV vehicle insurance offered by our Membership Services segment, which claim was rejected by the arbitration panel, and $0.8 million of costs associated with the recently acquired consumer shows. These increases were partially offset by a $0.5 million reduction in deferred executive compensation and a $0.3 million reduction in other general and administrative expenses.

Depreciation and amortization expense of $14.2 million increased approximately $0.3 million over the prior year primarily due to increased amortization of intangible assets associated with the recent acquisitions.

Income from Operations

Income from operations for the first nine months of 2007 totaling $33.0 million increased $3.3 million compared to the first nine months of 2006. This increase was primarily due to increased gross profit for retail, membership services and publications operations of $10.9 million, $3.1 million and $0.4 million, respectively, partially offset by increased operating expenses of $11.1 million.

Non-Operating Items

Non-operating items of approximately $19.0 million for the first nine months of 2007 decreased $0.4 million compared to the same period in 2006. This decrease was primarily due to a $0.8 million decrease in interest expense in 2007 resulting from a decrease in average interest rates, partially offset by a $0.4 million decrease in interest income.

Income before Income Taxes

Income before income taxes for the first nine months of 2007 was $14.0 million, or $3.7 million higher than the first nine months of 2006. This increase was attributable to the $3.3 million increase in income from operations for the current period and $0.4 million of reduced non-operating items.

Income Tax Expense

The Company recorded approximately $4.6 million of income tax expense for the first nine months of 2007, compared to a $22.6 million income tax expense for the first nine months of 2006. This expense decrease was primarily due to AGHC’s S corporation change of tax status election effective for the second quarter of 2006, which included AGI and all its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries which will remain Subchapter C corporations. As a result, all deferred tax assets and liabilities were revalued with the exception of those related to Camping World, Inc. and its wholly-owned subsidiaries and other potential built-in gains. Further, the company increased its valuation allowance by $4.2 million for the third quarter of 2007 as it was determined that the Company would have insufficient taxable income in the current, carryback, or carryforward periods under the tax laws to realize the future tax benefit of its deferred tax assets.

Net Income (Loss)

Net income for the first nine months of 2007 was $9.4 million compared to a net loss of $12.3 million for the same period in 2006 mainly due to the reasons discussed above.

Segment Profit (Loss)

Segment profit of $44.2 million for the first nine months of 2007 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) increased $4.9 million, or 12.5%, from the comparable period in 2006.

Membership services segment profit of approximately $35.9 million for the first nine months of 2007 increased $3.7 million, or 11.6%, from the comparable period in 2006. This increase was largely attributable to a $2.7 million increase in profit from emergency road service products, a $0.5 million increase in profit from the extended vehicle warranty programs, a $0.4 million increase in profit from health and life insurance products, and a $0.4 million increase in profit from Camp Club USA, partially offset by a $0.3 million loss for the Coast Club and Golf Card Club.

Publication segment profit of $10.1 million for the first nine months of 2007 decreased approximately $1.2 million, or 10.3%, from the comparable period in 2006. This decrease was largely attributed to a $0.6 million decrease in profit for Motorhome Magazine due to their reduced advertising revenue and increased marketing costs, and a $0.6 increase in amortization of intangible assets associated with the consumer shows acquired over the last twenty-one months.

Retail segment loss decreased $2.3 million, or 55.9% from the first nine months of 2006 to a loss of approximately $1.8 million in the first nine months of 2007. This decrease in segment loss resulted primarily from a $13.1 million increase in gross profit margin, and a $0.3 million decrease in depreciation expenses, partially offset by a $9.9 million increase in selling, general and administrative expenses primarily related to the increase in new stores and a $1.2 million increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit. The working capital deficit as of September 30, 2007 and December 31, 2006 was $19.9 million and $35.0 million, respectively. The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $73.8 million and $62.9 million as of September 30, 2007 and December 31, 2006, respectively. Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership. The Company uses net proceeds from this deferred membership revenue to lower its long-term borrowings. Management believes that funds generated by operations together with available borrowings under the Company’s revolving credit line will be sufficient to meet all of the Company’s debt service requirements, capital requirements and working capital needs over the next twelve months. Further, management believes that the change in the tax status to a Subchapter S corporation in 2006 for the Company and all its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries, has not limited the Company’s ability to issue debt through the capital markets but may limit the ability of the Company to raise funds in the equity market.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at September 30, 2007. This table includes principal and future interest due under our debt agreements based on interest rates as of September 30, 2007 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2007	2008 and 2009	2010 and 2011	Thereafter

Long-term debt and future interest	$371,170	$8,440	$175,086	$28,387	$159,257
Operating lease obligations	183,733	4,519	33,616	30,538	115,060
Deferred compensation	4,430	853	3,137	294	146
Standby letters of credit	7,254	6,254	1,000	—	—
Grand total	$566,587	$20,066	$212,839	$59,219	$274,463

On June 24, 2003, the Company entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the “Senior Credit Facility”). The Senior Credit Facility provides for a revolving credit facility of $35.0 million and term loans in the aggregate of $140.0 million. As of September 30 2007, $129.0 million was outstanding under the term loans and $0.5 million was outstanding under the revolving credit facility. Reborrowings under the term loans are not permitted. The interest on borrowings under the Senior Credit Facility was at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates. As of September 30, 2007, the average interest rates on the term loans and the revolving credit facility were 7.63% and 10.00%, respectively, and permitted borrowings under the undrawn revolving facility were $27.2 million. The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility. The aggregate quarterly scheduled payments on the term loans are $0.4 million. Both the revolving credit facility and the term loans mature on June 24, 2009. The funds available under the Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit. As of September 30,

2007, the Company had letters of credit in the aggregate amount of $7.3 million outstanding. The Senior Credit Facility is secured by virtually all of the Company’s assets and a pledge of the Company’s stock and the stock of the Company’s subsidiaries.

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

On March 8, 2007, the Company purchased $17.7 million of the Senior Subordinated Notes. The Company funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the Senior Credit Facility. The balance of the $25.0 million issued was used to pay down the Company’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses. The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the Senior Credit Facility. As of September 30, 2007, $152.4 million of Senior Subordinated Notes remain outstanding.

On October 15, 2007, the Company entered in to an interest rate swap effective October 31, 2007 with a notional amount of $100.0 million. The interest rate swap carries a fixed interest rate of 5.135% and matures on October 31, 2012. The Company entered into the interest rate swap to limit the effect of increases on our floating rate debt.

The AGI Indenture pursuant to which the AGI Senior Subordinated Notes were issued and the Senior Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants. The Company was in compliance with all debt covenants at September 30, 2007.

On March 24, 2005, AGHI, the Company’s parent, issued $88.2 million principal amount of the 10-7/8% senior notes due February 15, 2012 (the “AGHI Notes”). Interest on the AGHI notes is payable semi-annually on February 15 and August 15. For interest payments on and prior to February 15, 2008, AGHI may elect to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date is March 15, 2010. AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006 and February 15, 2007 through of additional notes. AGHI paid the interest on the notes due August 15, 2007 from proceeds of a $5.9 million contribution made by AGHI’s parent, AGHC.

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

For the nine months ended September 30, 2007, the Company incurred $0.4 million of deferred executive compensation expense under the phantom stock agreements, and made payments of $2.5 million under the terms of the vested phantom stock agreements. The earned incentives under these agreements are scheduled to be paid at various times over the next five years. Phantom stock payments of $0.9 million are scheduled to be made for the remainder of 2007.

Capital expenditures for the first nine months of 2007 totaling $14.6 million increased $5.4 million from the first nine months of 2006 primarily due to the addition of fifteen new retail stores. Additional capital expenditures of $3.6 million are anticipated for the balance of 2007 primarily for two new retail stores, relocation of one retail store, existing retail store upgrades, information technology, inventory system replacement, and computer hardware and software upgrades and enhancements.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. The Company determined there were no indicators of impairment of long-lived assets as of December 31, 2006 or September 30, 2007.

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

Interest Rate Sensitivity Analysis

At September 30, 2007, we had debt totaling $288.5 million, comprised of $29.5 million of variable rate debt and $259.0 million of fixed rate debt. Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $0.3 million.

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

Exhibit 10.28 – Agreement with Brickell Financial Services Motor Club, Inc. dated September 28, 2007.*

Exhibit 31.1 – Certification of Chief Executive Officer (Section 302 Certification).

Exhibit 31.2 – Certification of Chief Financial Officer (Section 302 Certification).

Exhibit 32.1 – Certification of Chief Executive Officer (Section 906 Certification).

Exhibit 32.2 – Certification of Chief Financial Officer (Section 906 Certification).

(b)	Reports on Form 8-K.

None.

* Deleted information has been omitted pursuant to a confidentiality request submitted to the commission.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP, INC.

/s/ Thomas F. Wolfe
Date: November 14, 2007	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer