Form 10-Q
period 2008-03-31
AFFINITY GROUP INC
filed 2008-05-09
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
March 31, 2008	333-113982

AFFINITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	May 9, 2008
Common Stock, $.001 par value	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP, INC. AND SUBSIDIARIES

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

(In thousands except shares and par value)

	3/31/2008	12/31/2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$705	$8,357
Accounts receivable, less allowance for doubtful accounts of $1,522 in 2008 and $1,473 in 2007	31,466	33,330
Inventories	67,428	64,209
Prepaid expenses and other assets	16,684	14,430
Deferred tax assets	3,980	3,922
Total current assets	120,263	124,248

PROPERTY AND EQUIPMENT, net	44,796	44,307
INVESTMENT IN AFFILIATE	81,005	81,005
AFFILIATE NOTES AND INVESTMENTS	4,640	4,650
INTANGIBLE ASSETS, net	26,607	23,695
GOODWILL	144,429	144,429
OTHER ASSETS	1,998	1,979
Total assets	$423,738	$424,313

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$28,731	$27,171
Accrued interest	3,247	6,700
Accrued income taxes	1,247	1,189
Accrued liabilities	33,103	36,069
Deferred revenues and gains	64,075	65,855
Current portion of long-term debt	4,920	4,406
Total current liabilities	135,323	141,390

DEFERRED REVENUES AND GAINS	37,938	38,535
LONG-TERM DEBT, net of current portion	290,305	282,767
DEFERRED TAX LIABILITY	2,760	2,702
OTHER LONG-TERM LIABILITIES	28,558	25,829
	494,884	491,223

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Additional paid-in capital	81,005	81,005
Accumulated deficit	(143,096)	(143,211)
Accumulated other comprehensive loss	(9,056)	(4,705)
Total stockholder’s deficit	(71,146)	(66,910)
Total liabilities and stockholder’s deficit	$423,738	$424,313

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2008	3/31/2007

REVENUES:
Membership services	$35,545	$34,061
Publications	26,256	24,689
Retail	63,184	69,057
	124,985	127,807

COSTS APPLICABLE TO REVENUES:
Membership services	23,141	21,667
Publications	17,217	15,777
Retail	36,863	41,836
	77,221	79,280

GROSS PROFIT	47,764	48,527

OPERATING EXPENSES:
Selling, general and administrative	36,431	34,547
Depreciation and amortization	5,004	4,777
	41,435	39,324

INCOME FROM OPERATIONS	6,329	9,203

NON-OPERATING ITEMS:
Interest income	143	174
Interest expense	(6,060)	(6,199)
Debt extinguishment expense	—	(775)
Other non-operating items, net	2	49
	(5,915)	(6,751)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	414	2,452

INCOME TAX (EXPENSE) BENEFIT	(299)	98

NET INCOME	$115	$2,550

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2008	3/31/2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115	$2,550
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,999	2,398
Amortization	2,005	2,379
Provision for losses on accounts receivable	262	283
Deferred compensation	(300)	120
Deferred tax (benefit) provision	—	(413)
Loss on sale of property and equipment	26	—
Loss on early extinguishment of debt	—	775
Changes in operating assets and liabilities
Accounts receivable	1,602	815
Inventories	(3,219)	(11,405)
Prepaid expenses and other assets	(1,852)	(3,041)
Accounts payable	1,560	(4,765)
Accrued and other liabilities	(7,683)	(3,040)
Deferred revenues and gains	(3,438)	234
Net cash used in operating activities	(7,923)	(13,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,515)	(5,549)
Net proceeds from sale of property and equipment	1	—
Change in intangible assets	—	(2)
Investment in affiliate	10	9
Acquisitions, net of cash received	(3,409)	(304)
Net cash used in investing activities	(6,913)	(5,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt	22,400	39,000
Payment of debt issue costs	—	(291)
Principal payments of long-term debt	(15,216)	(32,452)
Net cash provided by financing activities	7,184	6,257

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,652)	(12,699)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,357	15,006

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$705	$2,307

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Principles of Consolidation – The consolidated financial statements include the accounts of Affinity Group, Inc. (“AGI”) and its subsidiaries (collectively the “Company”), presented in accordance with U.S. generally accepted accounting principles, and pursuant to the rules and regulations of the Securities and Exchange Commission.  Affinity Group Holding, Inc. (“AGHI”) is the direct parent of the Company. The ultimate parent company of AGHI is AGI Holding Corp. (“AGHC”), a privately-owned corporation.

These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes in the Company’s 10-K report for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008.  The FASB delayed the effective date of SFAS 157 until January 1, 2009 with respect to fair value measurement requirements for non-financial assets and liabilities that are not re-measured on a recurring basis.  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the method used for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined, and may require companies to provide additional disclosures based on that hierarchy.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of the provisions of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities- Including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Under SFAS 159, a company many elect to use fair value to measure eligible items at specified

(2) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments.  If elected, SFAS 159 would be effective for fiscal years beginning after November 15, 2007.  The Company has elected not to adopt SFAS 159.

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

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). This standard will significantly change the accounting and reporting for business combination transactions and non-controlling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value acquired from in-process research and development, and re-measuring and writing down these assets, if necessary, in subsequent periods during their development. This new standard will be applied for business combinations that occur on or after January 1, 2009 and presentation and disclosure requirements of SFAS 160 shall be applied retrospectively.

In March 2008, the FASB issued SFAS Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Publications, and Retail.  The Membership Services segment includes the operations of the Good Sam

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

Club, Coast to Coast Club, Camping World’s President’s Club, Camp Club USA, and RV Handyman Club for recreational vehicles (“RV”) owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines, and produces outdoor recreational consumer events.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through the Camping World retail supercenters, mail order catalogs and its website.  The Company evaluates performance based on profit or loss from operations before income taxes.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Publications	Retail	Consolidated
QUARTER ENDED MARCH 31, 2008
Revenues from external customers	$35,545	$26,256	$63,184	$124,985
Depreciation and amortization	737	1,463	2,352	4,552
Loss on disposal of property and equipment	—	—	(26)	(26)
Interest income	917	—	11	928
Interest expense	—	48	4,111	4,159
Segment profit (loss)	9,999	5,809	(8,426)	7,382

QUARTER ENDED MARCH 31, 2007
Revenues from external customers	$34,061	$24,689	$69,057	$127,807
Depreciation and amortization	894	1,240	1,885	4,019
Interest income	2,176	—	32	2,208
Interest expense	—	70	3,571	3,641
Segment profit (loss)	11,151	6,410	(3,739)	13,822

The following is a reconciliation of income from operations to the Company’s consolidated financial statements for the quarter ended March 31, 2008 and 2007 (in thousands):

	QUARTER ENDED
	3/31/2008	3/31/2007
Income From Operations Before Income Taxes
Total profit for reportable segments	$7,382	$13,822
Unallocated G & A expense	(3,830)	(5,245)
Unallocated depreciation and amortization expense	(452)	(758)
Elimination of intercompany interest income	(785)	(2,034)
Unallocated interest expense, net of intercompany elimination	(1,901)	(2,558)
Unallocated debt restructure expense	—	(775)
Income from operations before income taxes	$414	$2,452

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of March 31, 2008 and December 31, 2007 (in thousands):

	3/31/2008	12/31/2007
Membership services segment	$198,390	$203,836
Publications segment	91,306	89,074
Retail segment	251,521	249,174
Total assets for reportable segments	541,217	542,084
Capitalized finance costs not allocated to segments	5,055	5,348
Corporate unallocated assets	3,370	3,334
Elimination of intersegment receivable	(125,904)	(126,453)
Total assets	$423,738	$424,313

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the quarter ended March 31 (in thousands):

	2008	2007
Cash paid (received) during the period for:
Interest	$9,337	$10,246
Income taxes	—	(186)

In January 2007, the Company assumed $0.3 million of liabilities in connection with the acquisition of the Madison Boat Show from MAC Events, LLC.

In February 2007, the Company assumed $0.6 million of liabilities and issued $1.5 million of debt in connection with the acquisition of five RV and Sportsman Shows from Industrial Expositions, Inc.

In January 2008, the Company assumed $0.6 million of liabilities and issued $0.4 million of debt in connection with the acquisition of nine RV and boat shows from MAC Events, LLC.

In February 2008, the Company assumed $0.5 million of liabilities and issued $0.5 million of debt in connection with the acquisition of three RV and boat shows from Mid America Expositions, Inc.

In March 2008, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $4.2 million increase in both Other Long-Term Liabilities and Other Comprehensive Loss.

(5) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually and more often when impairment indicators are present.  The Company performs its annual impairment test during the fourth quarter.  There were no changes in the Company’s goodwill by business segment for the three months ended March 31, 2008 and 2007 and no indicators of impairment.

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

In January 2008, AGI Productions, Inc. acquired consumer shows from MAC Events, LLC for $3.4 million.  As part of the purchase, the Company issued $0.4 million of debt and assumed $0.6 million of liabilities.  In February 2008, AGI Productions, Inc. acquired consumer shows from Mid America Expositions, Inc. for $1.6 million.  As part of the purchase, the Company issued $0.5 million of debt and assumed $0.5 million of liabilities.

These acquisitions have been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the acquired assets and liabilities have been recorded at fair value.  The allocations of purchase price to assets and liabilities include various finite-lived intangible assets (primarily customer lists) and no additional goodwill.  The operations of each entity are included in the operations of the Company as of their respective acquisition dates.

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at March 31, 2008 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$36,384	$(18,108)	$18,276
Resort and golf course participation agreements	4	13,401	(13,379)	22
Non-compete and deferred consulting agreements	15	18,830	(14,190)	4,640
Deferred financing costs	7	10,414	(6,745)	3,669
		$79,029	$(52,422)	$26,607

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

In February 2004, the Company issued $200.0 million of 9% Senior Subordinated Notes (“Senior Subordinated Notes”) due 2012 pursuant to the AGI Indenture.  The Company

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

purchased and retired $29.9 million of the Senior Subordinated Notes in 2006 and $17.7 million in March 2007.  Interest is payable on the remaining $152.4 million Senior Subordinated Notes twice a year on February 15 and August 15.  The Company’s present and future restricted subsidiaries guarantee the Senior Subordinated Notes with unconditional guarantees of payment that rank junior in right of payment to their existing and future senior debt, but rank equal in right of payment to their existing and future senior subordinated debt.  All of the Company’s subsidiaries have jointly and severally guaranteed the indebtedness under the Senior Subordinated Notes except for CWFR Capital Corp.  Full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Senior Subordinated Notes.

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the quarter ended March 31, 2008 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$(108)	$813	$—	$—	$705
Accounts receivable, net	400	156,970	—	(125,904)	31,466
Inventories	—	67,428	—	—	67,428
Other current assets	3,392	17,272	—	—	20,664
Total current assets	3,684	242,483	—	(125,904)	120,263

Property and equipment, net	7,096	37,700	—	—	44,796
Intangible assets	3,669	22,938	—	—	26,607
Goodwill	67,584	76,845	—	—	144,429
Investment in subsidiaries	604,918	81,005	—	(685,923)	—
Affiliate note and investments	40,000	4,640	81,005	(40,000)	85,645
Other assets	759	1,239	—	—	1,998
Total assets	$727,710	$466,850	$81,005	$(851,827)	$423,738

Accounts payable	$831	$27,900	$—	$—	$28,731
Accrued and other liabilities	9,305	28,292	—	—	37,597
Current portion of long-term debt	127,554	43,270	—	(165,904)	4,920
Deferred revenue and gains	2,651	61,424	—	—	64,075
Total current liabilities	140,341	160,886		(165,904)	135,323

Deferred revenue and gains	2,507	35,431	—	—	37,938
Long-term debt	288,541	1,764	—	—	290,305
Other long-term liabilities	367,467	(336,149)	—	—	31,318
Total liabilities	798,856	(138,068)		(165,904)	494,884

Interdivisional equity	—	604,918	81,005	(685,923)	—
Stockholders’ deficit	(71,146)	—	—	—	(71,146)
Total liabilities & stockholders’ deficit	$727,710	$466,850	$81,005	$(851,827)	$423,738

Revenue	$947	$124,038	$—	$—	$124,985
Costs applicable to revenues	(3,026)	(74,195)	—	—	(77,221)
Operating expenses	(4,384)	(37,051)	—	—	(41,435)
Interest expense, net	(2,686)	(3,231)	—	—	(5,917)
Income from investment in consolidated subsidiaries	7,780	—	—	(7,780)	—
Other non operating income (expenses)	1,579	(1,577)	—	—	2
Income tax benefit (expense)	(95)	(204)	—	—	(299)
Net income	$115	$7,780	$—	$(7,780)	$115

Cash flows from (used by) operations	$(13,843)	$5,920	$—	$—	$(7,923)
Cash flows used in investing activities	(37)	(6,876)	—	—	(6,913)
Cash flows (used in) provided by financing activities	8,435	(1,251)	—	—	7,184
Cash at beginning of year	5,337	3,020	—	—	8,357
Cash at end of period	$(108)	$813	$—	$—	$705

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized balance sheet statements setting forth certain financial information concerning the Guarantor Subsidiaries as of December 31, 2007 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$5,337	$3,020	$—	$—	$8,357
Accounts receivable- net	431	159,352		(126,453)	33,330
Inventories	—	64,209	—	—	64,209
Other current assets	2,481	15,871	—	—	18,352
Total current assets	8,249	242,452	—	(126,453)	124,248

Property and equipment, net	7,744	36,563	—	—	44,307
Intangible assets	3,962	19,733	—	—	23,695
Goodwill	67,584	76,845	—	—	144,429
Investment in subsidiaries	597,138	81,005	—	(678,143)	—
Affiliate note and investments	40,000	4,650	81,005	(40,000)	85,655
Other assets	759	1,220	—	—	1,979
Total assets	$725,436	$462,468	$81,005	$(844,596)	$424,313

Accounts payable	$1,380	$25,791	$—	$—	$27,171
Accrued and other liabilities	13,792	30,166	—	—	43,958
Current portion of long-term debt	128,103	42,756	—	(166,453)	4,406
Current portion of deferred revenue	2,029	63,826	—	—	65,855
Total current liabilities	145,304	162,539		(166,453)	141,390

Deferred revenue	2,538	35,997	—	—	38,535
Long-term debt	279,354	3,413	—	—	282,767
Other long-term liabilities	365,150	(336,619)	—	—	28,531
Total liabilities	792,346	(134,670)		(166,453)	491,223

Interdivisional equity	—	597,138	81,005	(678,143)	—
Stockholders’ deficit	(66,910)	—	—		(66,910)
Total liabilities & stockholders’ deficit	$725,436	$462,468	$81,005	$(844,596)	$424,313

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended March 31, 2007 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$830	$126,977	$—	$—	$127,807
Costs applicable to revenues	(2,827)	(76,453)	—	—	(79,280)
Operating expenses	(5,911)	(33,413)	—	—	(39,324)
Interest expense, net	(4,592)	(1,433)	—	—	(6,025)
Income from investment in consolidated subsidiaries	14,252	—	—	(14,252)	—
Other non operating income (expenses)	911	(1,637)	—	—	(726)
Income tax benefit (expense)	(113)	211	—	—	98
Net income	$2,550	$14,252	$—	$(14,252)	$2,550

Cash flows from (used by) operations	$(14,426)	$1,316	$—	$—	$(13,110)
Cash flows used in investing activities	(1,141)	(4,705)	—	—	(5,846)
Cash flows (used in) provided by financing activities	6,485	(228)	—	—	6,257
Cash at beginning of year	12,609	2,397	—	—	15,006
Cash at end of period	$3,527	$(1,220)	$—	$—	$2,307

(7) INCOME TAXES

The following table summarizes the activity related to unrecognized tax benefits:

Balance at December 31, 2007	$14,390
Gross increases in unrecognized tax benefits due to prior year positions	—
Gross decreases in unrecognized tax benefits due to prior year positions	—
Gross increases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax beneifts due to settlements with taxing authorities	—
Gross decreases in unrecognized tax benefits due to statute expirations	—
Other	26
Unrecognized tax benefits at March 31, 2008	$14,416

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision.  The Company recorded interest and penalties of $0.2 million related to unrecognized tax benefits during the first quarter of 2008 and the liability for penalties and interest was $1.8 million.  This amount was included in other long-term liabilities.  The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2002.

(8) FAIR VALUE MEASUREMENTS

The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments.  Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held an interest rate swap that is required to be measured at fair value on a recurring basis.  The Company’s interest rate swap is not traded on a public exchange.  See Notes 6 and 9 for further information on the interest rate swap.  The fair value of this swap Is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized this swap contract as Level 2.

(8) FAIR VALUE MEASUREMENTS (continued)

The Company’s liability at March 31, 2008, measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157, was as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2008	(Level 1)	(Level 2)	(Level 3)

Interest Rate Swap	$8,898	$—	$8,898	$—

(9) RECENT EVENTS

On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008, with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate determined at periodic reset dates, and make periodic payments at a fixed rate of 3.43% percent, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap will be effective beginning April 30, 2008 and expires on October 31, 2012.

ITEM 2:

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	3/31/2008	3/31/2007	Inc/(Dec)
REVENUES:
Membership services	28.4%	26.7%	4.4%
Publications	21.0%	19.3%	6.3%
Retail	50.6%	54.0%	(8.5)%
	100.0%	100.0%	(2.2)%

COSTS APPLICABLE TO REVENUES:
Membership services	18.5%	17.0%	6.8%
Publications	13.8%	12.3%	9.1%
Retail	29.5%	32.7%	(11.9)%
	61.8%	62.0%	(2.6)%

GROSS PROFIT	38.2%	38.0%	(1.6)%

OPERATING EXPENSES:
Selling, general and administrative	29.1%	27.1%	5.5%
Depreciation and amortization	4.0%	3.7%	4.8%
	33.1%	30.8%	5.4%

INCOME FROM OPERATIONS	5.1%	7.2%	(31.2)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	(17.8)%
Interest expense	(4.9)%	(4.9)%	(2.2)%
Debt extinguishment expense	—	(0.6)%	100.0%
Other non-operating items, net	—	0.1%	(95.9)%
	(4.8)%	(5.3)%	(12.4)%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	0.3%	1.9%	(83.1)%

INCOME TAX (EXPENSE) BENEFIT	(0.2)%	0.1%	(405.1)%

NET INCOME	(0.1)%	2.0%	(95.5)%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008

Compared With Three Months Ended March 31, 2007

Revenues

Revenues of $125.0 million for the first quarter of 2008 decreased by $2.8 million, or 2.2%, from the comparable period in 2007.

Membership services revenues of $35.5 million for the first quarter of 2008 increased by $1.5 million, or 4.4%, from the comparable period in 2007.  This revenue increase was largely attributable to an $0.8 million increase in extended vehicle warranty program revenue due to the continued growth of contracts in force, a $0.7 million increase in marketing fee revenue from health and life insurance products, a $0.5 million revenue increase in emergency road service programs due to increased average enrollment, and a $0.4 million revenue increase due to increased enrollment in Camping World President’s Club.  These increases were partially offset by a revenue reduction of $0.5 million due to enrollment decreases in the Coast to Coast Club and the Golf Card Club, and a $0.4 million decrease in fee income recognized on vehicle insurance products.

Publication revenues of $26.3 million for the first quarter of 2008 increased $1.6 million, or 6.3%, from the comparable period in 2007 primarily attributable to $2.9 million of revenue primarily associated with nine RV and boat shows purchased from MAC Events, LLC in January 2008 and three RV and boat shows purchased from Mid America Expositions, Inc. in February 2008, partially offset by $0.7 million of reduced advertising revenue associated with the RV magazine group, a $0.3 million decrease in advertising revenue in the boating magazine group, and a $0.3 million revenue decrease due to issue timing of the Cruising Rider annual magazine, which will be issued in the second quarter of 2008 versus the first quarter of 2007.

Retail revenues of approximately $63.2 million decreased $5.9 million, or 8.5%, from the comparable period in 2007.  Store merchandise sales decreased approximately $5.4 million over the first quarter of 2007 due to a same store sales decrease of $8.5 million, or 16.5%, compared to a 1.2% decrease in same store sales for the first quarter of 2007, partially offset by a $3.1 million revenue increase from the opening of 20 new stores over the past fifteen months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Supplies and other sales increased $0.9 million, and mail order sales decreased $1.4 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $77.2 million for the first quarter of 2008, a decrease of $2.1 million, or 2.6%, from the comparable period in 2007.

Membership services costs and expenses of $23.1 million increased $1.5 million, or 6.8%, from the comparable period in 2007.  This increase consisted of $0.7 million of incremental costs associated with increased extended vehicle warranty program revenue and emergency road service revenue and a $0.4 million increase in program costs associated with increased marketing fee revenue from health and life insurance products.  In addition, membership services costs increased approximately $0.4 million due to increased marketing costs related to the Presidents’ Club, Good Sam Club and Camp Club USA, and the startup of our new RV Handyman Club, partially offset by reduced marketing and program costs related to the Coast to Coast Club and the Golf Card Club.

Publication costs and expenses of approximately $17.2 million for the first quarter of 2008 increased $1.4 million, or 9.1%, from the comparable period in 2007.  This increase was attributable to $1.6 million of additional costs related primarily to the consumer shows purchased over the past fifteen months, partially offset by a $0.2 million reduction due to issue timing of the Cruising Rider annual edition.

Retail costs applicable to revenues decreased $5.0 million, or 11.9%, to $36.9 million primarily as a result of the decrease in retail revenue.  The retail gross profit margin of 41.7% for the first quarter of 2008 increased from 39.4% for the comparable period in 2007 primarily due to general price increases.

Operating Expenses

Selling, general and administrative expenses of approximately $36.4 million for the first quarter of 2008 increased $1.9 million compared to the first quarter of 2007.  This increase was due to an increase in retail selling and general and administrative expenses of approximately $2.8 million consisting of increases in labor and real property expenses primarily due to new store openings, a $0.2 million increase related to the consumer show acquisitions and a $0.2 million increase in general and administrative expenses related to the outdoor powersports magazine group.  These increases were partially offset by a $0.9 million reduction in arbitration expense recorded in 2007 in connection with our asserted claim to a right of first refusal in connection with the sale of General Motors Acceptance Corporation, the insurance provider for the RV vehicle insurance offered by our Membership Services segment, which claim was rejected by the arbitration panel, and a $0.4 million reduction in deferred executive compensation expense.

Depreciation and amortization expense of $5.0 million increased $0.2 million from the prior year primarily due to increased depreciation from the retail store openings partially offset by a reduction in amortization due to the write-off of finance costs associated with the retirement of $17.7 million of Senior Subordinated Notes in the first quarter of 2007.

Income from Operations

Income from operations for the first quarter of 2008 totaling $6.3 million decreased $2.9 million compared to the first quarter of 2007.  This decrease was primarily due to increased operating expenses of $2.1 million and reduced gross profit for retail operations of $0.9 million, partially offset increased gross profit for the publications operations of $0.1 million.

Non-Operating Items

Non-operating items of approximately $5.9 million for the first quarter of 2008 decreased $0.9 million compared to the first quarter of 2007 due to $0.8 million of debt extinguishment expense associated with the retirement of Senior Subordinated Notes in 2007, and a $0.1 million decrease in net interest expense.

Income before Income Taxes

Income before income taxes for the first quarter of 2008 was $0.4 million, or $2.0 million lower than the first quarter of 2007.  This decrease was attributable to the $2.9 million decrease in income from operations and the $0.9 million of reduced non-operating items mentioned above.

Income Tax Expense

The Company recorded a $0.3 million income tax expense for the first quarter of 2008, compared to a $0.1 million tax benefit for the first quarter of 2007.

Net Income

Net income in the first quarter of 2008 was $0.1 million compared to net income of $2.6 million for the same period in 2007 mainly due to the reasons discussed above.

Segment Profit (Loss)

Segment profit of $7.4 million for the first quarter of 2008 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) decreased $6.4 million, or 46.6%, from the comparable period in 2007.

Membership services segment profit of approximately $10.0 million for the first quarter of 2008 decreased $1.1 million, or 10.3%, from the comparable period in 2007.  This decrease was largely attributable to a $1.0 million decrease in profit from emergency road service products primarily due to reduced intercompany interest income, $0.4 million decrease in profit from vehicle insurance products and $0.5 million of additional marketing costs associated the Good Sam Club, Camp Club USA and the startup of the RV Handyman Club, partially offset by a $0.4 million increase in profit from health and life insurance products, and a $0.4 million increase in profit from the extended vehicle warranty programs.

Publication segment profit of $5.8 million for the first quarter of 2008 decreased $0.6 million, or 9.4%, from the comparable period in 2007.  This decrease was largely attributed to a $0.5 million decrease in segment profit related to our outdoor powersports magazine group, primarily relating to the timing of the Cruising Rider annual publication and reduced ad revenue, and a $0.6 million decrease in profit in the RV-related publications, partially offset by a $0.7 million increase in segment profit from our consumer shows group.

Retail segment loss increased $4.7 million, or 125.4% from the first quarter of 2007 to a loss of $8.4 million for the first quarter of 2008.  This increase in segment loss resulted primarily from a $2.8 million increase in selling, general and administrative expenses primarily related to the increase in new stores, a $0.9 million decrease in gross profit margin, a $0.5 million increase in interest expense, and a $0.5 million increase in depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit.  The working capital deficit as of March 31, 2008 and December 31, 2007 was $15.1 million and $17.1 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities in the amount of $64.1 million and $65.9 million as of March 31, 2008 and December 31, 2007, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  The Company uses net proceeds from this deferred membership revenue to lower its long-term borrowings.  Management believes that funds generated by operations together with available borrowings under the Company’s revolving credit line will be sufficient to meet all of the Company’s debt service requirements, capital requirements and working capital needs over the next twelve months.  Further, management believes that the change in the tax status to a Subchapter S corporation in 2006 for the Company and all its subsidiaries, with the exception of Camping World, Inc. and its wholly-owned subsidiaries, has not limited the Company’s ability to issue debt through the capital markets but may limit the ability of the Company to raise funds in the equity market.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at March 31, 2008.  This table includes principal and future interest due under our debt agreements based on interest rates as of March 31, 2008 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2008	2009 and 2010	2011 and 2012	Thereafter

Long-term debt and future interest	$365,427	$19,336	$173,033	$173,058	$—
Operating lease obligations	205,989	15,480	38,850	33,712	117,947
Deferred compensation	1,435	31	1,404	—	—
Standby letters of credit	7,046	6,546	500	—	—
Grand total	$579,897	$41,393	$213,787	$206,770	$117,947

On June 24, 2003, the Company entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the “Senior Credit Facility”).  The Senior Credit Facility provides for a revolving credit facility of $35.0 million and term loans in the aggregate of $140.0 million.  As of March 31, 2008, $9.6 million was outstanding under the revolving credit facility and $128.2 million was outstanding under the term loans.  Reborrowings under the term loans are not permitted.  The interest on borrowings under the Senior Credit Facility was at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates.  As of March 31, 2008, the average interest rates on the term loans and the revolving credit facility were 7.10% and 5.81%, respectively, and permitted borrowings under the revolving facility were $28.0 million.  The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $0.4 million.  Both the revolving credit facility and the term loans mature on June 24, 2009.  The funds available under the Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of March 31, 2008, the Company had letters of credit in the aggregate amount of $7.0 million outstanding.  The Senior Credit Facility is secured by virtually all of the Company’s assets and a pledge of the Company’s stock and the stock of the Company’s subsidiaries.

In February 2004, the Company issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (“Senior Subordinated Notes”).  The Company completed a registered exchange of the Senior Subordinated Notes under the Securities Act of 1933 in August 2004.

On March 3, 2006, AGI amended its Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows the Company to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on its 10 7/8% Senior Notes in cash instead of by the issuance of additional notes.  Further, the Company amended the Senior Credit Facility’s covenant restrictions with affiliates to permit a joint venture arrangement between Camping World and FreedomRoads Holding Company, LLC (“FreedomRoads”), an affiliate of the Company.

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

On March 8, 2007, the Company purchased $17.7 million of the Senior Subordinated Notes.  The Company funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the Senior Credit Facility.  The balance of the $25.0 million issued was used to pay down the Company’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the Senior Credit Facility.  As of March 31, 2008, $152.4 million of Senior Subordinated Notes remain outstanding.

The AGI Indenture pursuant to which the AGI Senior Subordinated Notes were issued and the Senior Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at March 31, 2008.

On March 24, 2005 in a private placement, AGHI, the Company’s parent, issued $88.2 million principal amount of the 10-7/8% senior notes due February 15, 2012 (the “AGHI Notes”).  Interest on the AGHI notes is payable semi-annually on February 15 and August 15.  For interest payments on and prior to February 15, 2008, AGHI had the election to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date is March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes.  AGHI paid the interest on the AGHI Notes due August 15, 2007 of $5.9 million from proceeds of a $5.9 million contribution made by AGHI’s parent, AGHC.

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

On April 16, 2007, the Company entered into a stock purchase agreement with FreedomRoads, an entity under common ownership with the Company’s ultimate parent corporation, pursuant to which the Company agreed, subject to satisfaction of certain conditions, to sell all of the outstanding stock of its wholly-owned subsidiary Camping World, Inc. (“Camping World”) to FreedomRoads for $175.8 million subject to certain adjustments. The transactions contemplated by the purchase agreement were not consummated within the time periods contemplated by the purchase agreement because the uncertainty in the capital markets prevented FreedomRoads from achieving a desirable capital structure to effect the acquisition.  Although Freedom Roads and the Company may enter into a new purchase agreement on substantially the same terms if the capital markets become more favorable, no assurance can be provided that the appropriate financing will be obtained or such new agreement made.

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (4.96% percent at December 31, 2007 based upon the October 31, 2007 reset date) and make periodic payments at a fixed rate of 5.135% percent, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  On March 19, 2008, the Company entered into an interest rate swap agreement with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate determined at periodic reset dates and make periodic payments at a fixed rate of 3.430% percent, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The fair value of the swaps was zero at inception.  The interest rate swap will be effective beginning April 30, 2008 and expires on October 31, 2012.  The Company entered into the interest rate swaps to limit the effect of increases on our floating rate debt.  The interest rate swaps are designated as a cash flow hedge of the variable rate interest payments due on $135 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreements expire on October 31, 2012.  The fair value of these swaps is included in other accrued liabilities and was $8.9 million and $4.7 million as of March 31, 2008 and December 31, 2007, respectively.

In January 2008, AGI Productions, Inc. acquired nine consumer shows from MAC Events, LLC for $3.4 million.  As part of the purchase, the Company issued $0.4 million of debt and assumed $0.6 million in liabilities.  In February 2008, AGI Productions, Inc. acquired three consumer shows from Mid America Expositions, Inc. for $1.6 million.  As part of the purchase, the Company issued $0.5 million in debt and assumed $0.5 million in liabilities.

For the three months ended March 31, 2008, the Company incurred $0.3 million of deferred executive compensation benefit under the phantom stock agreements, and made payments of $1.7 million under the terms of the vested phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next four years.  Phantom stock payments totaling $31,000 are scheduled to be made for the remainder of 2008.

Capital expenditures for the first three months of 2008 totaling $3.5 million decreased $2.0 million from the first three months of 2007 primarily due to a slow down of new retail store openings.  Additional capital expenditures of $8.7 million are anticipated for the balance of 2008 primarily for two new retail stores, existing retail store upgrades, information technology, inventory system replacement, and computer hardware and software upgrades and enhancements.

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

Revenue Recognition

Merchandise revenue is recognized when products are sold in the retail stores, shipped for mail and Internet orders, or when services are provided to customers. Publication advertising and newsstand sales, net of estimated provision for returns, are recorded at time of delivery.  Subscription sales of publications are deferred and recognized over the lives of the subscriptions.  Revenues from the emergency road service program (“ERS”) are deferred and recognized over the life of the membership.  ERS claim expenses are recognized when incurred.  Advances on third party credit card fee revenues are deferred and recognized based primarily on a percentage of credit card receivables held by third parties.  Membership revenue is generated from annual, multi-year and lifetime memberships.  The revenue and expenses associated with these memberships are deferred and amortized over the membership period.  For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit.  Renewal expenses are expensed at the time related materials are mailed.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.  Revenue and related expenses for consumer shows are recognized when the show occurs.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  The Company determined there were no indicators of impairment of long-lived assets as of December 31, 2007 or March 31, 2008.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of unrealized losses on cash flow hedges.  At March 31, 2008, accumulated other comprehensive loss was $9.1 million.

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

Fair Value Measurements

As discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company adopted the provisions of Statement 157 effective January 1, 2008.  The Company has determined that it utilizes observable (Level 2) inputs in determining the fair value of its interest rate swap which totaled $8.9 million at March 31, 2008.

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

Interest Rate Sensitivity Analysis

At March 31, 2008, we had debt totaling $295.2 million, comprised of $37.8 million of variable rate debt and $257.4 million of fixed rate debt, comprised of $100.0 million of debt fixed through the interest rate swap agreement dated October 15, 2007, $152.4 million of Senior Notes and $5.0 million of purchase debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $0.4 million.  The new interest rate swap agreement dated March 19, 2008 to fix an additional $35.0 million of debt is effective in April 30, 2008.

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

ITEM 4: CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15e under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the President and Chief Executive Officer along with the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  Management determined that, as of March 31, 2008, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION.

ITEM 5: OTHER INFORMATION

Townsend C. Smith was elected to the Company’s board of directors on March 3, 2008.  As a non-management director, Mr. Smith will receive a director fee of $1,800 per month.  Mr. Smith is a Managing Director and Market Manager of the JP Morgan Private Bank.  Mr. Smith is also a member of the Board of Directors of Adams Outdoor Advertising Inc.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP, INC.

/s/ Thomas F. Wolfe
Date: May 9, 2008	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer