Form 10-Q
period 2008-06-30
AFFINITY GROUP INC
filed 2008-08-08
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
June 30, 2008	333-113982

AFFINITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive
Ventura, CA 93001	(805) 667-4100
(Address of principal executive offices)	(Registrant’s telephone
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

YES     ☒           NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     ☐           NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	August 8, 2008
Common Stock, $.001 par value	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP, INC. AND SUBSIDIARIES

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

(In thousands except shares and par value)

	6/30/2008	12/31/2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,660	$8,357
Accounts receivable, less allowance for doubtful accounts of $1,582 in 2008 and $1,473 in 2007	33,294	33,330
Inventories	64,493	64,209
Prepaid expenses and other assets	16,742	14,430
Deferred tax assets	4,037	3,922
Total current assets	126,226	124,248

PROPERTY AND EQUIPMENT, net	45,895	44,307
INVESTMENT IN AFFILIATE	81,005	81,005
AFFILIATE NOTES AND INVESTMENTS	4,629	4,650
INTANGIBLE ASSETS, net	24,452	23,695
GOODWILL	144,429	144,429
OTHER ASSETS	2,012	1,979
Total assets	$428,648	$424,313

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$27,087	$27,171
Accrued interest	6,904	6,700
Accrued income taxes	1,275	1,189
Accrued liabilities	32,178	36,069
Deferred revenues and gains	64,248	65,855
Current portion of long-term debt	139,582	4,406
Total current liabilities	271,274	141,390

DEFERRED REVENUES AND GAINS	37,680	38,535
LONG-TERM DEBT, net of current portion	153,922	282,767
DEFERRED TAX LIABILITY	2,817	2,702
OTHER LONG-TERM LIABILITIES	23,759	25,829
	489,452	491,223

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Additional paid-in capital	81,005	81,005
Accumulated deficit	(138,119)	(143,211)
Accumulated other comprehensive loss	(3,691)	(4,705)
Total stockholder’s deficit	(60,804)	(66,910)
Total liabilities and stockholder’s deficit	$428,648	$424,313

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	6/30/2008	6/30/2007
REVENUES:
Membership services	$42,563	$38,092
Publications	15,424	17,529
Retail	89,742	98,243
	147,729	153,864

COSTS APPLICABLE TO REVENUES:
Membership services	26,518	24,294
Publications	11,387	12,263
Retail	52,332	60,073
	90,237	96,630

GROSS PROFIT	57,492	57,234

OPERATING EXPENSES:
Selling, general and administrative	40,270	38,930
Depreciation and amortization	5,037	4,714
	45,307	43,644

INCOME FROM OPERATIONS	12,185	13,590

NON-OPERATING ITEMS:
Interest income	139	183
Interest expense	(6,050)	(6,345)
Debt extinguishment expense	—	—
Other non-operating items, net	(25)	44
	(5,936)	(6,118)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	6,249	7,472

INCOME TAX (EXPENSE) BENEFIT	(272)	85

NET INCOME	$5,977	$7,557

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2008	6/30/2007
REVENUES:
Membership services	$78,108	$72,153
Publications	41,680	42,218
Retail	152,926	167,300
	272,714	281,671

COSTS APPLICABLE TO REVENUES:
Membership services	49,659	45,961
Publications	28,604	28,040
Retail	89,195	101,909
	167,458	175,910

GROSS PROFIT	105,256	105,761

OPERATING EXPENSES:
Selling, general and administrative	76,701	73,477
Depreciation and amortization	10,041	9,491
	86,742	82,968

INCOME FROM OPERATIONS	18,514	22,793

NON-OPERATING ITEMS:
Interest income	282	357
Interest expense	(12,110)	(12,544)
Debt extinguishment expense	—	(775)
Other non-operating items, net	(23)	93
	(11,851)	(12,869)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	6,663	9,924

INCOME TAX (EXPENSE) BENEFIT	(571)	183

NET INCOME	$6,092	$10,107

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2008	6/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,092	$10,107
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5,881	4,846
Amortization	4,160	4,645
Provision for losses on accounts receivable	617	726
Deferred compensation	(130)	240
Deferred tax benefit	—	(826)
Loss (gain) on sale of property and equipment	86	(5)
Loss on early extinguishment of debt	—	775
Changes in operating assets and liabilities
Accounts receivable	(581)	1,304
Inventories	(284)	(16,361)
Prepaid expenses and other assets	(1,924)	(4,244)
Accounts payable	(84)	(5,001)
Accrued and other liabilities	(4,527)	(1,490)
Deferred revenues and gains	(3,523)	5,208
Net cash provided by (used in) operating activities	5,783	(76)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,559)	(11,167)
Net proceeds from sale of property and equipment	4	10
Change in intangible assets	—	(4)
Acquisitions, net of cash received	(3,409)	(304)
Repayment of loans receivable	21	19
Net cash used in investing activities	(10,943)	(11,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,000)	(3,750)
Borrowings on short-term debt	33,000	45,000
Payment of debt issue costs	—	(291)
Principal payments of short-term debt	(27,537)	(42,053)
Net cash provided by (used in) financing activities	4,463	(1,094)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(697)	(12,616)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,357	15,006

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,660	$2,390

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Under SFAS 159, a company may elect to use fair value to measure eligible items at specified

(2) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments.  If elected, SFAS 159 would be effective for fiscal years beginning after November 15, 2007.  The Company has elected not to adopt SFAS 159.

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

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Publications, and Retail.  The Membership Services segment includes the operations of the Good Sam Club, Coast to Coast Club, Camping World’s President’s Club, Camp Club USA, and RV

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

Handyman Club for recreational vehicles (“RV”) owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Publications segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines, and produces outdoor recreational consumer events.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through the Camping World retail supercenters, mail order catalogs and its website.  The Company evaluates performance based on profit or loss from operations before income taxes.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Publications	Retail	Consolidated
THREE MONTHS ENDED JUNE 30, 2008
Revenues from external customers	$42,563	$15,424	$89,742	$147,729
Depreciation and amortization	825	1,581	2,070	4,476
Loss on sale of property and equipment	—	—	(60)	(60)
Interest income	904	—	9	913
Interest expense	—	56	3,979	4,035
Segment operating profit (loss)	13,215	944	(510)	13,649

THREE MONTHS ENDED JUNE 30, 2007
Revenues from external customers	38,092	17,529	98,243	153,864
Depreciation and amortization	903	1,309	1,930	4,142
Gain on sale of property and equipment	—	5	—	5
Interest income	2,377	—	35	2,412
Interest expense	—	76	3,839	3,915
Segment operating profit	12,793	2,380	1,755	16,928

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

	Membership
	Services	Publications	Retail	Consolidated
SIX MONTHS ENDED JUNE 30, 2008
Revenues from external customers	$78,108	$41,680	$152,926	$272,714
Depreciation and amortization	1,562	3,044	4,422	9,028
Loss on sale of property and equipment	—	—	(86)	(86)
Interest income	1,821	—	20	1,841
Interest expense	—	104	8,090	8,194
Segment operating profit (loss)	23,214	6,753	(8,936)	21,031

SIX MONTHS ENDED JUNE 30, 2007
Revenues from external customers	72,153	42,218	167,300	281,671
Depreciation and amortization	1,797	2,549	3,815	8,161
Gain on sale of property and equipment	—	5	—	5
Interest income	4,553	—	67	4,620
Interest expense	—	146	7,410	7,556
Segment operating profit (loss)	23,944	8,790	(1,984)	30,750

The following is a reconciliation of income from operations to the Company’s consolidated financial statements for the three and six months ended June 30, 2008 and 2007 (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Income From Operations Before Income Taxes
Total profit for reportable segments	$13,649	$16,928	$21,031	$30,750
Unallocated G & A expense	(4,050)	(4,225)	(7,880)	(9,470)
Unallocated depreciation and amortization expense	(561)	(572)	(1,013)	(1,330)
Elimination of intercompany interest income	(774)	(2,229)	(1,559)	(4,263)
Unallocated interest expense, net of intercompany elimination	(2,015)	(2,430)	(3,916)	(4,988)
Unallocated debt restructure expense	—	—	—	(775)
Income from operations before income taxes	$6,249	$7,472	$6,663	$9,924

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of June 30, 2008 and December 31, 2007 (in thousands):

	6/30/2008	12/31/2007
Membership services segment	$204,569	$203,836
Publications segment	88,877	89,074
Retail segment	252,471	249,174
Total assets for reportable segments	545,917	542,084
Capitalized finance costs not allocated to segments	4,657	5,348
Corporate unallocated assets	3,417	3,334
Elimination of intersegment receivable	(125,343)	(126,453)
Total assets	$428,648	$424,313

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the six months ended June 30 (in thousands):

	2008	2007
Cash paid (received) during the period for:
Interest	$11,700	$13,140
Income taxes	—	(192)

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

For the six months ended June 30, 2008, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $1.0 million decrease in both Other Long-Term Liabilities and Other Comprehensive Loss.

(5) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually and more often when impairment indicators are present. The Company performs its annual impairment test during the fourth quarter.

There were no changes in the Company’s goodwill by business segment and no indicators of impairment for the six months ended June 30, 2008 and 2007.

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

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at June 30, 2008 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$36,384	$(19,557)	$16,827
Resort and golf course participation agreements	4	13,399	(13,381)	18
Non-compete and deferred consulting agreements	15	18,830	(14,494)	4,336
Deferred financing costs	7	10,414	(7,143)	3,271
		$79,027	$(54,575)	$24,452

(6) SENIOR CREDIT FACILITY

On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the “Senior Credit Facility”). The Senior Credit Facility provides for a revolving credit facility of $35.0

(6) SENIOR CREDIT FACILITY (continued)

million and term loans in the aggregate of $140.0 million. As of June 30, 2008, $8.5 million was outstanding under the revolving credit facility and $127.8 million was outstanding under the term loans. Reborrowings under the term loans are not permitted. The interest on borrowings under the Senior Credit Facility was at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined). Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates. As of June 30, 2008, the average interest rates on the term loans and the revolving credit facility were 6.02% and 6.18%, respectively, and permitted borrowings under the revolving facility were $28.6 million. AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility. The aggregate quarterly scheduled payments on the term loans are $0.4 million. Both the revolving credit facility and the term loans mature on June 24, 2009. The funds available under the Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit. As of June 30, 2008, AGI had letters of credit in the aggregate amount of $6.4 million outstanding. The Senior Credit Facility is secured by virtually all of AGI’s assets and a pledge of AGI’s stock and the stock of AGI’s subsidiaries. The Company expects to replace or refinance the Senior Credit Facility well in advance of its maturity late in June 2009, and has received a number of proposals from prospective lenders in this regard. See the discussion under “Liquidity and Capital Resources” under Item 2 below.

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

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the six months ended June 30, 2008 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$4,255	$3,405	$—	$—	$7,660
Accounts receivable, net	345	158,292	—	(125,343)	33,294
Inventories	—	64,493	—	—	64,493
Other current assets	1,940	18,839	—	—	20,779
Total current assets	6,540	245,029	—	(125,343)	126,226

Property and equipment, net	6,961	38,934	—	—	45,895
Intangible assets	3,271	21,181	—	—	24,452
Goodwill	67,584	76,845	—	—	144,429
Investment in subsidiaries	618,633	81,005	—	(699,638)	—
Affiliate note and investments	40,000	4,629	81,005	(40,000)	85,634
Other assets	792	1,220	—	—	2,012
Total assets	$743,781	$468,843	$81,005	$(864,981)	$428,648

Accounts payable	$602	$26,485	$—	$—	$27,087
Accrued and other liabilities	14,008	26,349	—	—	40,357
Current portion of long-term debt	261,623	43,302	—	(165,343)	139,582
Deferred revenue and gains	805	63,443	—	—	64,248
Total current liabilities	277,038	159,579		(165,343)	271,278

Deferred revenue and gains	2,476	35,204	—	—	37,680
Long-term debt	152,399	1,523	—	—	153,922
Other long-term liabilities	372,672	(346,096)	—	—	26,576
Total liabilities	804,585	(149,790)		(165,343)	489,452

Interdivisional equity	—	618,633	81,005	(699,638)	—
Stockholders’ deficit	(60,804)	—	—	—	(60,804)
Total liabilities & stockholders’ deficit	$743,781	$468,843	$81,005	$(864,981)	$428,648

Revenue	$3,558	$269,156	$—	$—	$272,714
Costs applicable to revenues	(7,301)	(160,157)	—	—	(167,458)
Operating expenses	(9,064)	(77,678)	—	—	(86,742)
Interest expense, net	(5,475)	(6,353)	—	—	(11,828)
Income from investment in consolidated subsidiaries	21,495	—	—	(21,495)	—
Other non operating income (expenses)	3,041	(3,064)	—	—	(23)
Income tax expense	(162)	(409)	—	—	(571)
Net income (loss)	$6,092	$21,495	$—	$(21,495)	$6,092

Cash flows from operations	$(16,078)	$21,861	$—	$—	$5,783
Cash flows used in investing activities	(579)	(10,364)	—	—	(10,943)
Cash flows (used in) provided by financing activities	15,575	(11,112)	—	—	4,463
Cash at beginning of year	5,337	3,020	—	—	8,357
Cash at end of period	$4,255	$3,405	$—	$—	$7,660

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended June 30, 2008 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Revenue	$2,611	$145,118	$—	$—	147,729
Costs applicable to revenues	(4,275)	(85,962)	—	—	(90,237)
Operating expenses	(4,680)	(40,627)	—	—	(45,307)
Interest expense, net	(2,789)	(3,122)	—	—	(5,911)
Income from investment in consolidated subsidiaries	13,715	—	—	(13,715)	—
Other non operating income (expenses)	1,462	(1,487)	—	—	(25)
Income tax expense	(67)	(205)	—	—	(272)
Net income (loss)	$5,977	$13,715	$—	$(13,715)	$5,977

The following are summarized balance sheet statements setting forth certain financial information concerning the Guarantor Subsidiaries as of December 31, 2007 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$5,337	$3,020	$—	$—	$8,357
Accounts receivable- net	431	159,352	—	(126,453)	33,330
Inventories	—	64,209	—	—	64,209
Other current assets	2,481	15,871	—	—	18,352
Total current assets	8,249	242,452	—	(126,453)	124,248

Property and equipment, net	7,744	36,563	—	—	44,307
Intangible assets	3,962	19,733	—	—	23,695
Goodwill	67,584	76,845	—	—	144,429
Investment in subsidiaries	597,138	81,005	—	(678,143)	—
Affiliate note and investments	40,000	4,650	81,005	(40,000)	85,655
Other assets	759	1,220	—	—	1,979
Total assets	$725,436	$462,468	$81,005	$(844,596)	$424,313

Accounts payable	$1,380	$25,791	$—	$—	$27,171
Accrued and other liabilities	13,792	30,166	—	—	43,958
Current portion of long-term debt	128,103	42,756	—	(166,453)	4,406
Current portion of deferred revenue	2,029	63,826	—	—	65,855
Total current liabilities	145,304	162,539		(166,453)	141,390

Deferred revenue	2,538	35,997	—	—	38,535
Long-term debt	279,354	3,413	—	—	282,767
Other long-term liabilities	365,150	(336,619)	—	—	28,531
Total liabilities	792,346	(134,670)		(166,453)	491,223

Interdivisional equity	—	597,138	81,005	(678,143)	—
Stockholders’ deficit	(66,910)	—	—		(66,910)
Total liabilities & stockholders’ deficit	$725,436	$462,468	$81,005	$(844,596)	$424,313

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the six months ended June 30, 2007 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$1,339	$280,332	$—	$—	$281,671
Costs applicable to revenues	(5,178)	(170,732)	—	—	(175,910)
Operating expenses	(10,649)	(72,319)	—	—	(82,968)
Interest expense, net consolidated	(9,251)	(2,936)	—	—	(12,187)
Income from investment in consolidated subsidiaries	31,435	—	—	(31,435)	—
Other non operating income (expenses)	2,648	(3,330)	—	—	(682)
Income tax (expense) benefit	(237)	420	—	—	183
Net income (loss)	$10,107	$31,435	$—	$(31,435)	$10,107

Cash flows from operations	$(19,715)	$19,639	$—	$—	$(76)
Cash flows used in investing activities	(2,284)	(9,162)	—	—	(11,446)
Cash flows provided (used in) by financing activities	9,071	(10,165)	—	—	(1,094)
Cash at beginning of year	12,609	2,397	—	—	15,006
Cash at end of period	$(319)	$2,709	$—	$—	$2,390

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended June 30, 2007 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Revenue	$509	$153,355	$—	$—	$153,864
Costs applicable to revenues	(2,351)	(94,279)	—	—	(96,630)
Operating expenses	(4,738)	(38,906)	—	—	(43,644)
Interest expense, net	(4,659)	(1,503)	—	—	(6,162)
Income from investment in consolidated subsidiaries	17,183	—	—	(17,183)	—
Other non operating income (expenses)	1,737	(1,693)	—	—	44
Income tax (expense) benefit	(124)	209	—	—	85
Net income (loss)	$7,557	$17,183	$—	$(17,183)	$7,557

(8) INCOME TAXES

The following table summarizes the activity related to unrecognized tax benefits:

Balance at December 31, 2007	$14,390
Gross increases in unrecognized tax benefits due to prior year positions	—
Gross decreases in unrecognized tax benefits due to prior year positions	—
Gross increases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax beneifts due to settlements with taxing authorities	—
Gross decreases in unrecognized tax benefits due to statute expirations	—
Other	52
Unrecognized tax benefits at June 30, 2008	$14,442

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision. The Company recorded interest and penalties of $0.4 million related to unrecognized tax benefits during the first six months of 2008 and the liability for penalties and interest was $2.0 million. This amount was included in other long-term liabilities. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. and various states. With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2002.

(9) INTEREST RATE SWAP AGREEMENTS

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (2.90% at June 30, 2008 based upon the April 30, 2008 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31. The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012. AGI entered into the interest rate swaps to limit the effect of increases on our floating rate debt.

On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008, with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (2.90% at June 30, 2008 based upon the April 30, 2008 reset date) and make periodic payments at a fixed rate of 3.43%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31. The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.

(9) INTEREST RATE SWAP AGREEMENTS (continued)

The fair value of these swaps is included in other accrued liabilities and accumulated other comprehensive loss and was $3.7 million and $4.7 million as of June 30, 2008 and December 31, 2007, respectively.

(10) FAIR VALUE MEASUREMENTS

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

As of June 30, 2008, the Company holds interest rate swap contracts that are required to be measured at fair value on a recurring basis. The Company’s interest rate swap contracts are not traded on a public exchange. The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2.

The Company’s liability at June 30, 2008, measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157, was as follows:

		Fair Value Measurements at Reporting Date Using
(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Interest Rate Swap Contracts	$(3,690)	$—	$(3,690)	$—

Item 2:

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	6/30/2008	6/30/2007	Inc/(Dec)

REVENUES:
Membership services	28.8%	24.8%	11.7%
Publications	10.4%	11.4%	(12.0)%
Retail	60.8%	63.8%	(8.7)%
	100.0%	100.0%	(4.0)%

COSTS APPLICABLE TO REVENUES:
Membership services	18.0%	15.8%	9.2%
Publications	7.7%	8.0%	(7.1)%
Retail	35.4%	39.0%	(12.9)%
	61.1%	62.8%	(6.6)%

GROSS PROFIT	38.9%	37.2%	0.5%

OPERATING EXPENSES:
Selling, general and administrative	27.3%	25.3%	3.4%
Depreciation and amortization	3.4%	3.1%	6.9%
	30.7%	28.4%	3.8%

INCOME FROM OPERATIONS	8.2%	8.8%	(10.3)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	(24.0)%
Interest expense	(4.1)%	(4.0)%	(4.6)%
Other non-operating items, net	—	—	(156.8)%
	(4.0)%	(3.9)%	(3.0)%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	4.2%	4.9%	(16.4)%

INCOME TAX (EXPENSE) BENEFIT	(0.2)%	—	(420.0)%

NET INCOME	4.0%	4.9%	(20.9)%

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	SIX MONTHS ENDED
	6/30/2008	6/30/2007	Inc/(Dec)

REVENUES:
Membership services	28.6%	25.6%	8.3%
Publications	15.3%	15.0%	(1.3)%
Retail	56.1%	59.4%	(8.6)%
	100.0%	100.0%	(3.2)%

COSTS APPLICABLE TO REVENUES:
Membership services	18.2%	16.3%	8.0%
Publications	10.5%	10.0%	2.0%
Retail	32.7%	36.2%	(12.5)%
	61.4%	62.5%	(4.8)%

GROSS PROFIT	38.6%	37.5%	(0.5)%

OPERATING EXPENSES:
Selling, general and administrative	28.1%	26.0%	4.4%
Depreciation and amortization	3.7%	3.4%	5.8%
	31.8%	29.4%	4.5%

INCOME FROM OPERATIONS	6.8%	8.1%	(18.8)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	(21.0)%
Interest expense	(4.5)%	(4.4)%	(3.5)%
Debt extinguishment expense	—	(0.3)%	(100.0)%
Other non-operating items, net	—	—	(124.7)%
	(4.4)%	(4.6)%	(7.9)%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	2.4%	3.5%	(32.9)%

INCOME TAX (EXPENSE) BENEFIT	(0.2)%	0.1%	(412.0)%

NET INCOME	2.2%	3.6%	(39.7)%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008
Compared With Three Months Ended June 30, 2007

Revenues

Revenues of $147.7 million for the second quarter of 2008 decreased by $6.1 million, or 4.0%, from the comparable period in 2007.

Membership services revenues of $42.6 million for the second quarter of 2008 increased by $4.5 million, or 11.7%, from the comparable period in 2007.  This revenue increase was largely attributable to an increase in member events revenue of $2.1 million due to timing of the Good Sam Club annual rally, which occurred in the second quarter of 2008 versus the third quarter of 2007, a $1.6 million increase in extended vehicle warranty program revenue due to the continued growth of contracts in force, a $0.5 million increase in marketing fee revenue from health and life insurance products, a $0.5 million revenue increase due to increased enrollment in Camping World President’s Club, and a $0.3 million revenue increase in emergency road service programs due to increased average enrollment.  These increases were partially offset by a $0.3 million decrease in fee income recognized on vehicle insurance products and a revenue reduction of $0.2 million due to enrollment decreases in the Coast to Coast Club and the Golf Card Club.

Publication revenues of $15.4 million for the second quarter of 2008 decreased $2.1 million, or 12.0%, from the comparable period in 2007.  This decrease was primarily attributable to $0.8 million of reduced advertising revenue primarily associated with the outdoor power sports magazine group and issue month delay of the annual Touring Rider Magazine to July, 2008, $0.7 million of reduced consumer show revenue primarily resulting from cancellation of one show and another show occurring in quarter one of 2008 versus quarter two in 2007, $0.4 million of reduced advertising revenue associated with the RV magazine group, and $0.2 million of reduced revenue associated with the annual directories.

Retail revenues of approximately $89.7 million decreased $8.5 million, or 8.7%, from the comparable period in 2007.  Store merchandise sales decreased approximately $7.3 million over the second quarter of 2007 due to a same store sales decrease of $9.8 million, or 15.0%, compared to a 5.0% decrease in same store sales for the second quarter of 2007, partially offset by a $2.5 million revenue increase from the opening of 22 new stores over the past eighteen months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Further, supplies and other sales increased $2.1 million, and mail order sales decreased $3.3 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $90.2 million for the second quarter of 2008, a decrease of $6.4 million, or 6.6%, from the comparable period in 2007.

Membership services costs and expenses of $26.5 million increased $2.2 million, or 9.2%, from the comparable period in 2007.  This increase consisted of $1.9 million of additional expenses associated with timing of the Good Sam Club annual rally, $1.0 million of incremental costs associated with increased extended vehicle warranty program revenue and emergency road service revenue, and a $0.2 million increase in program costs associated with increased marketing fee revenue from health and life insurance products.  These increases in membership services costs were partially offset by a $0.9 million reduction in marketing costs related to the Good Sam Club, Coast to Coast Club and Golf Card Club.

Publication costs and expenses of $11.4 million for the second quarter of 2008 decreased $0.9 million, or 7.1%, from the comparable period in 2007.  This decrease was attributable to $0.4 million of reduced costs associated with issue timing of Touring Rider Magazine and reduced marketing in the outdoor power sports magazines, a $0.3 million decrease in consumer show-related expenses associated with reduced revenue, and a $0.2 million reduction in RV-related magazine costs.

Retail costs applicable to revenues decreased $7.7 million, or 12.9%, to $52.3 million primarily as a result of the decrease in retail revenue.  The retail gross profit margin of 41.7% for the second quarter of 2008 increased from 38.9% for the comparable period in 2007 primarily due to general price increases.

Operating Expenses

Selling, general and administrative expenses of approximately $40.3 million for the second quarter of 2008 increased $1.3 million compared to the second quarter of 2007.  This increase was due to an increase in retail selling and general and administrative expenses of approximately $1.5 million consisting of increases in labor and real property expenses primarily due to new store openings, partially offset by a $0.2 million reduction in executive compensation expense.

Depreciation and amortization expense of $5.0 million increased $0.3 million from the prior year primarily due to increased depreciation from the retail store openings and increased amortization of intangible assets associated with the 2008 purchase of consumer events.

Income from Operations

Income from operations for the second quarter of 2008 totaling $12.2 million decreased $1.4 million compared to the second quarter of 2007.  This decrease was primarily due to increased operating expenses of $1.6 million and reduced gross profit for publications and retail operations of $1.2 million and $0.8 million, respectively, partially offset by increased gross profit for the membership services operations of $2.2 million.

Non-Operating Items

Non-operating items of approximately $6.0 million for the second quarter of 2008 decreased $0.2 million compared to the second quarter of 2007 due to a $0.3 million decrease in net interest expense resulting from reduced interest rates partially offset by a $0.1 million loss on sale of retail assets.

Income before Income Taxes

Income before income taxes for the second quarter of 2008 was $6.2 million, or $1.2 million lower than the second quarter of 2007.  This decrease was attributable to the $1.4 million decrease in income from operations and $0.2 million of reduced non-operating items mentioned above.

Income Tax Expense

The Company recorded income tax expense of approximately $0.3 million for the second quarter of 2008, compared to a $0.1 million tax benefit for the second quarter of 2007.

Net Income

Net income in the second quarter of 2008 was $6.0 million compared to net income of $7.6 million for the same period in 2007 mainly due to the reasons discussed above.

Segment Profit (Loss)

Segment profit of $13.6 million for the second quarter of 2008 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) decreased $3.3 million, or 19.4%, from the comparable period in 2007.

Membership services segment profit of approximately $13.2 million for the second quarter of 2008 increased $0.4 million, or 3.3%, from the comparable period in 2007.  This increase was largely attributable to a $0.9 million increase in profit from the extended vehicle warranty programs, a $0.6 million increase in segment profit from Coast Club and Golf Club, associated with reduced marketing expenses, and a $0.5 million increase in profit from health and life insurance products.  These increases were partially offset by a $1.3 million decrease in profit from emergency road service products primarily due to reduced intercompany interest income, and a $0.3 million of reduced fee income recognized on vehicle insurance products.

Publication segment profit of $0.9 million for the second quarter of 2008 decreased $1.4 million, or 60.3%, from the comparable period in 2007.  This decrease was largely attributed to a $0.7 million decrease in segment profit from our consumer shows group primarily related to the consumer shows acquired in 2008, a $0.4 million decrease in profit in the RV-related publications related to reduced advertising revenue, and a $0.3 million decrease in segment profit related to our outdoor powersports magazine group, primarily driven by reduced advertising revenue.

Retail segment profit decreased $2.3 million, or 129.1% from the second quarter of 2007 to a loss of $0.5 million for the second quarter of 2008.  This increase in segment loss resulted primarily from a $1.5 million increase in selling, general and administrative expenses primarily related to the increase in new stores, $0.5 million decrease in gross profit margin, a $0.2 million increase in depreciation expense and a $0.1 million increase in interest expense.

Six Months Ended June 30, 2008
Compared With Six Months Ended June 30, 2007

Revenues

Revenues of $272.7 million for the first six months of 2008 decreased by $9.0 million, or 3.2%, from the comparable period in 2007.

Membership services revenues of $78.1 million for the first six months of 2008 increased by approximately $5.9 million, or 8.3%, from the comparable period in 2007.  This revenue increase was largely attributable to a $2.4 million increase in extended vehicle warranty program revenue due to the continued growth of contracts in force, an increase in member events revenue of $2.3 million primarily due to timing of the Good Sam Club annual rally, which occurred in the second quarter of 2008 versus the third quarter of 2007, a $1.2 million increase in marketing fee revenue from health and life insurance products, a $0.9 million revenue increase due to increased enrollment in Camping World President’s Club, and an $0.8 million revenue increase in emergency road service programs due to increased average enrollment.  These increases were partially offset by a revenue reduction of $0.7 million due to enrollment decreases in the Coast to Coast Club and the Golf Card Club, a $0.6 million decrease in fee income recognized on vehicle insurance products and a $0.4 million reduction in royalty fee income associated with the credit card program.

Publication revenues of $41.7 million for the first six months of 2008 decreased $0.5 million, or 1.3%, from the comparable period in 2007 primarily attributable to a $1.4 million revenue reduction from outdoor power sports magazine group, primarily associated with reduced advertising revenue and issue timing of Touring Rider Magazine, a $1.0 million reduction in advertising and circulation revenue associated with the RV magazine group, and a $0.4 million revenue reduction associated with the annual directories.  These decreases were partially offset by $2.0 million of incremental revenue primarily associated with nine RV and boat shows purchased from MAC Events, LLC in January 2008 and three RV and boat shows purchased from Mid America Expositions, Inc. in February 2008 and $0.3 million of additional campground atlas revenue.

Retail revenues of approximately $152.9 million decreased $14.4 million, or 8.6%, from the comparable period in 2007.  Store merchandise sales decreased approximately $12.7 million over the first six months of 2007 due to a same store sales decrease of $18.3 million, or 15.7%, compared to a 3.3% decrease in same store sales for the first six months of 2007, partially offset by a $5.6 million revenue increase from the opening of 22 new stores over the past eighteen months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Supplies and other sales increased $3.0 million, and mail order sales decreased $4.7 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $167.5 million for the first six months of 2008, a decrease of approximately $8.4 million, or 4.8%, from the comparable period in 2007.

Membership services costs and expenses of $49.7 million increased $3.7 million, or 8.0%, from the comparable period in 2007.  This increase consisted of $2.1 million of additional member events costs primarily due to timing of the Good Sam Club annual rally, $1.5 million of additional costs associated with increased extended vehicle warranty program revenue and emergency road service revenue and a $0.6 million increase in program costs associated with increased marketing fee revenue from health and life insurance products.  In addition, membership services costs decreased approximately $0.5 million due to a net reduction in club marketing and program costs.

Publication costs and expenses of approximately $28.6 million for the first six months of 2008 increased $0.6 million, or 2.0%, from the comparable period in 2007.  This increase was attributable to $1.3 million of additional costs related primarily to the consumer shows purchased over the past eighteen months and $0.3 million of additional campground atlas costs associated with increased revenue, partially offset by $0.3 million of reduced production costs for the RV-related publications, $0.3 million of reduced costs related to the annual directories, and $0.4 million of reduced costs primarily relating to issue timing of Touring Rider magazine.

Retail costs applicable to revenues decreased $12.7 million, or 12.5%, to $89.2 million primarily as a result of the decrease in retail revenue.  The retail gross profit margin of 41.7% for the first six months of 2008 increased from 39.1% for the comparable period in 2007 primarily due to general price increases.

Operating Expenses

Selling, general and administrative expenses of approximately $76.7 million for the first six months of 2008 increased $3.2 million compared to the first six months of 2007.  This increase was due to an increase in retail selling and general and administrative expenses of approximately $4.2 million primarily consisting of increases in labor and real property expenses primarily due to new store openings, and a $0.3 million increase related to the consumer show acquisitions.  These increases were partially offset by a $0.9 million reduction in arbitration expense recorded in 2007 in connection with our asserted claim to a right of first refusal in connection with the sale of General Motors Acceptance Corporation, the insurance provider for the RV vehicle insurance offered by our Membership Services segment, which claim was rejected by the arbitration panel, and a $0.4 million reduction in deferred executive compensation expense.

Depreciation and amortization expense of $10.0 million increased $0.6 million from the prior year primarily due to increased depreciation from the retail store openings and increased amortization of intangible assets associated with the 2008 purchase of consumer events.

Income from Operations

Income from operations for the first six months of 2008 totaling $18.5 million decreased $4.3 million compared to the first six months of 2007.  This decrease was primarily due to increased operating expenses of $3.8 million and reduced gross profit for retail and publications operations of $1.7 million and $1.1 million, respectively, partially offset by increased gross profit for the membership services operations of $2.3 million.

Non-Operating Items

Non-operating items of approximately $11.8 million for the first six months of 2008 decreased $1.0 million compared to the first six months of 2007 due to $0.8 million of debt extinguishment expense associated with the retirement of Senior Subordinated Notes in 2007, and a $0.3 million decrease in net interest expense, partially offset by a $0.1 million loss on sale of retail assets.

Income before Income Taxes

Income before income taxes for the first six months of 2008 was $6.7 million, or $3.3 million lower than the first six months of 2007.  This decrease was attributable to the $4.3 million decrease in income from operations and $1.0 million of decreased non-operating items mentioned above.

Income Tax Expense

The Company recorded a $0.6 million income tax expense for the first six months of 2008, compared to a $0.2 million tax benefit for the first six months of 2007.

Net Income

Net income in the first six months of 2008 was $6.1 million compared to net income of $10.1 million for the same period in 2007 mainly due to the reasons discussed above.

Segment Profit (Loss)

Segment profit of $21.0 million for the first six months of 2008 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) decreased $9.7 million, or 31.6%, from the comparable period in 2007.

Membership services segment profit of approximately $23.2 million for the first six months of 2008 decreased $0.7 million, or 3.0%, from the comparable period in 2007.  This decrease was largely attributable to a $2.3 million decrease in profit from emergency road service products primarily due to reduced intercompany interest income, a $0.6 million decrease in profit from vehicle insurance products, a $0.6 million increase in marketing related to new club and new product development and a $0.5 million increase in miscellaneous online development and overhead expense, partially offset by a $1.4 million increase in profit from the extended vehicle warranty programs, a $1.0 million increase in profit from health and life insurance products, and a $0.9 increase in segment profit for Coast Club and Golf Club due to decreased marketing, depreciation and amortization expense.

Publication segment profit of $6.8 million for the first six months of 2008 decreased $2.0 million, or 23.2%, from the comparable period in 2007.  This decrease was largely attributed to a $1.1 million decrease in segment profit related to our outdoor powersports magazine group, primarily relating to reduced advertising ad revenue, a $0.6 million decrease in profit in the RV-related publications, and a $0.3 million decrease in segment profit from annual directories.

Retail segment loss increased $7.0 million, or 350.4% from the first six months of 2007 to a loss of $8.9 million for the first six months of 2008.  This increase in segment loss resulted primarily from a $4.3 million increase in selling, general and administrative expenses primarily related to the increase in new stores, a $1.4 million decrease in gross profit margin, a $0.7 million increase in interest expense, and a $0.6 million increase in depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit.  The working capital deficit as of June 30, 2008 and December 31, 2007 was $145.0 million and $17.1 million, respectively.  The primary reason for the increase in working capital deficit for 2008 is the classification of the debt associated with the Amended and Restated Credit Agreement totaling $136.3 million as a current liability, since the credit facility matures June 24, 2009.  Deferred revenue and gains reported under current liabilities was $64.2 million and $65.9 million as of June 30, 2008 and December 31, 2007, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  The Company uses net proceeds from this deferred membership revenue to lower its long-term borrowings.  The Company anticipates that it will be able to refinance or replace the existing credit facility before its maturity on June 24, 2009 and, assuming such refinancing, will have sufficient funds from its operations together with available borrowing under the replacement credit facility to meet all of the Company’s debt service, capital requirements and working capital needs over the next twelve months.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at June 30, 2008.  This table includes principal and future interest due under our debt agreements based on interest rates as of June 30, 2008 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2008	2009 and 2010	2011 and 2012	Thereafter

Long-term debt and future interest	$356,808	$12,296	$171,454	$173,058	$—
Operating lease obligations	206,696	10,533	39,867	34,588	121,708
Deferred compensation	1,605	31	1,461	113	—
Standby letters of credit	6,406	5,906	500	—	—
Grand total	$571,515	$28,766	$213,282	$207,759	$121,708

On June 24, 2003, the Company entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the “Senior Credit Facility”).  The Senior Credit Facility provides for a revolving credit facility of $35.0 million and term loans in the aggregate of $140.0 million.  As of June 30, 2008, $8.5 million was outstanding under the revolving credit facility and $127.8 million was outstanding under the term loans.  Reborrowings under the term loans are not permitted.  The interest on borrowings under the Senior Credit Facility was at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates.  As of June 30, 2008, the average interest rates on the term loans and the revolving credit facility were 6.02% and 6.18%, respectively, and permitted borrowings under the revolving facility were $28.6 million.  The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $0.4 million.  Both the revolving credit facility and the term loans mature on June 24, 2009.  The funds available under the Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $12.5 million may be allocated to such letters of credit.  As of June 30, 2008, the Company had letters of credit in the aggregate amount of $6.4 million outstanding.  The Senior Credit Facility is secured by virtually all of the Company’s assets and a pledge of the Company’s stock and the stock of the Company’s subsidiaries.

In February 2004, the Company issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (“Senior Subordinated Notes”).  The Company completed a registered exchange of the Senior Subordinated Notes under the Securities Act of 1933 in August 2004.

On March 3, 2006, AGI amended its Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows the Company to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on its 10 7/8% Senior Notes in cash instead of by the issuance of additional notes and AGI makes a distribution to AGHI for purposes of paying that cash interest.  For the six months ended June 30, 2008 and 2007, the Company distributed $1.0 million and $3.7 million, respectively, in the form of dividends to AGHI to fund the Company’s tax obligations.  Further, the Company amended the Senior Credit Facility’s covenant restrictions with affiliates to permit a joint venture arrangement between Camping World and FreedomRoads Holding Company, LLC (“FreedomRoads”), an affiliate of the Company.

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

On March 8, 2007, the Company purchased $17.7 million of the Senior Subordinated Notes.  The Company funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the Senior Credit Facility.  The balance of the $25.0 million issued was used to pay down the Company’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the Senior Credit Facility.  As of June 30, 2008, $152.4 million of Senior Subordinated Notes remain outstanding.

The AGI Indenture pursuant to which the AGI Senior Subordinated Notes were issued and the Senior Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at June 30, 2008.

The Company has been reviewing its financing needs with a number of potential lenders to refinance or replace the Senior Credit Facility which matures on June 24, 2009.  The Company expects to enter into a new senior credit facility permitting borrowings of up to $160 million, which is the maximum amount of senior indebtedness permitted under the AGI Indenture for the Senior Subordinated Notes and the indenture under which the AGHI Notes were issued, well in advance of the maturity of the Senior Credit Facility.  The Company has received several financing proposals and is assessing such proposals and timing in light of the current credit market environment.  Given the current state of the credit markets generally as well as the Company’s overall leverage, the Company believes that the interest rate payable by the Company under a new senior credit facility will be greater than the interest rates under the current Senior Credit Facility.  Based on the proposals received, the Company expects that it will be able to refinance or replace the current Senior Credit Facility well in advance of the June 24, 2009 maturity date.

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

On April 16, 2007, the Company entered into a stock purchase agreement with FreedomRoads, an entity under common ownership with the Company’s ultimate parent corporation, pursuant to which the Company agreed, subject to satisfaction of certain conditions, to sell all of the outstanding stock of its wholly-owned subsidiary Camping World, Inc. (“Camping World”) to FreedomRoads for $175.8 million subject to certain adjustments. The transactions contemplated by the purchase agreement were not consummated within the time periods contemplated by the purchase agreement because the uncertainty in the capital markets prevented FreedomRoads from achieving a desirable capital structure to effect the acquisition.  Although Freedom Roads and the Company may enter into a new purchase agreement on substantially the same terms if the capital markets become more favorable, no assurance can be provided that the appropriate financing will be obtained, the purchase price will not change, or such new agreement will be made.

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (2.90% at June 30, 2008 based upon the April 30, 2008 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  On March 19, 2008, the Company entered into an interest rate swap agreement with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (2.90% at June 30, 2008 based upon the April 30, 2008 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The fair value of the swap contracts were zero at inception.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The Company entered into the interest rate swap contracts to limit the effect of increases on our floating rate debt.  The interest rate swap contracts are designated as a cash flow hedge of the variable rate interest payments due on $135 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreements expire on October 31, 2012.  The fair value of the swap contracts are included in other accrued liabilities and totaled $3.7 million and $4.7 million as of June 30, 2008 and December 31, 2007, respectively.

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

For the six months ended June 30, 2008, the Company incurred $0.1 million of deferred executive compensation benefit under the phantom stock agreements, and made payments of $1.7 million under the terms of the vested phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next four years.  Phantom stock payments totaling $31,000 are scheduled to be made for the remainder of 2008.

Capital expenditures for the first six months of 2008 totaling $7.6 million decreased $3.6 million from the first six months of 2007 primarily due to a slow down of new retail store openings.  Additional capital expenditures of $4.6 million are anticipated for the balance of 2008 primarily for one new retail store, existing retail store upgrades, information technology, inventory system replacement, and computer hardware and software upgrades and enhancements.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  The Company determined there were no indicators of impairment of long-lived assets as of December 31, 2007 or June 30, 2008.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of unrealized losses on cash flow hedges.  At June 30, 2008, accumulated other comprehensive loss was $3.7 million.

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

Fair Value Measurements

As discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company adopted the provisions of Statement 157 effective January 1, 2008.  The Company has determined that it utilizes observable (Level 2) inputs in determining the fair value of its interest rate swap contracts which totaled $3.7 million at June 30, 2008.

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

Interest Rate Sensitivity Analysis

At June 30, 2008, we had debt totaling $293.5 million, comprised of $1.3 million of variable rate debt and $292.2 million of fixed rate debt, comprised of $135.0 million of debt fixed through the interest rate swap agreements, $152.4 million of Senior Notes and $4.8 million of purchase debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of less than $0.1 million.  The new interest rate swap agreement dated March 19, 2008 to fix an additional $35.0 million of debt was effective in April 30, 2008.

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

ITEM 4: CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15e under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the President and Chief Executive Officer along with the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  Management determined that, as of June 30, 2008, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION.

ITEM 1A: RISK FACTORS

The Senior Credit Facility matures on June 24, 2009.  Although AGI is currently seeking to refinance or replace this credit facility and has received a number of proposals from prospective lenders, there can be no assurance that the Senior Credit Facility will be refinanced or replaced prior to its maturity.  It is also expected that the interest rate payable on a new credit facility will be higher than the interest rates under the current Senior Credit Facility.

ITEM 5: OTHER INFORMATION

None.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP, INC.

/s/ Thomas F. Wolfe
Date: August 8, 2008	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer