Form 10-Q
period 2008-09-30
AFFINITY GROUP INC
filed 2008-11-14
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
September 30, 2008	333-113982

AFFINITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive
Ventura, CA 93001	(805) 667-4100
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

YES   ☐                  NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	November 14, 2008
Common Stock, $.001 par value	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP, INC. AND SUBSIDIARIES

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007

(In thousands except shares and par value)

	9/30/2008	12/31/2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,989	$8,357
Accounts receivable, less allowance for doubtful accounts of $1,438 in 2008 and $1,473 in 2007	34,912	33,330
Inventories	63,319	64,209
Prepaid expenses and other assets	19,946	14,430
Deferred tax assets	4,095	3,922
Total current assets	138,261	124,248

PROPERTY AND EQUIPMENT, net	44,649	44,307
INVESTMENT IN AFFILIATE	—	81,005
AFFILIATE NOTES AND INVESTMENTS	4,619	4,650
INTANGIBLE ASSETS, net	22,460	23,695
GOODWILL	96,828	144,429
OTHER ASSETS	1,803	1,979
Total assets	$308,620	$424,313

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$29,177	$27,171
Accrued interest	3,526	6,700
Accrued income taxes	1,292	1,189
Accrued liabilities	32,317	36,069
Deferred revenues and gains	72,601	65,855
Current portion of long-term debt	139,170	4,406
Total current liabilities	278,083	141,390

DEFERRED REVENUES AND GAINS	36,852	38,535
LONG-TERM DEBT, net of current portion	153,899	282,767
DEFERRED TAX LIABILITY	2,875	2,702
OTHER LONG-TERM LIABILITIES	24,781	25,829
	496,490	491,223

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Additional paid-in capital	81,005	81,005
Accumulated deficit	(264,229)	(143,211)
Accumulated other comprehensive loss	(4,647)	(4,705)
Total stockholder’s deficit	(187,870)	(66,910)
Total liabilities and stockholder’s deficit	$308,620	$424,313

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	9/30/2008	9/30/2007
REVENUES:
Membership services	$36,610	$39,375
Media	12,547	14,864
Retail	84,180	92,189
	133,337	146,428

COSTS APPLICABLE TO REVENUES:
Membership services	23,151	26,244
Media	10,604	10,867
Retail	49,882	55,812
	83,637	92,923

GROSS PROFIT	49,700	53,505

OPERATING EXPENSES:
Selling, general and administrative	35,858	38,611
Goodwill impairment	47,601	—
Impairment of investment in affiliate	81,005	—
Depreciation and amortization	5,033	4,694
	169,497	43,305

(LOSS) INCOME FROM OPERATIONS	(119,797)	10,200

NON-OPERATING ITEMS:
Interest income	162	161
Interest expense	(6,064)	(6,219)
Other non-operating items, net	(141)	(51)
	(6,043)	(6,109)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(125,840)	4,091

INCOME TAX EXPENSE	(270)	(4,764)

NET LOSS	$(126,110)	$(673)

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2008	9/30/2007
REVENUES:
Membership services	$114,718	$111,528
Media	54,227	57,082
Retail	237,106	259,489
	406,051	428,099

COSTS APPLICABLE TO REVENUES:
Membership services	72,810	72,205
Media	39,208	38,907
Retail	139,077	157,721
	251,095	268,833

GROSS PROFIT	154,956	159,266

OPERATING EXPENSES:
Selling, general and administrative	112,559	112,088
Goodwill impairment	47,601	—
Impairment of investment in affiliate	81,005	—
Depreciation and amortization	15,074	14,185
	256,239	126,273

(LOSS) INCOME FROM OPERATIONS	(101,283)	32,993

NON-OPERATING ITEMS:
Interest income	444	518
Interest expense	(18,174)	(18,763)
Debt extinguishment expense	—	(775)
Other non-operating items, net	(164)	42
	(17,894)	(18,978)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(119,177)	14,015

INCOME TAX EXPENSE	(841)	(4,581)

NET (LOSS) INCOME	$(120,018)	$9,434

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2008	9/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(120,018)	$9,434
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	8,802	7,323
Amortization	6,272	6,862
Impairment loss on goodwill	47,601	—
Impairment loss on investment in affiliate	81,005	—
Provision for losses on accounts receivable	881	904
Deferred compensation	(311)	440
Deferred tax benefit	—	3,706
Loss on sale of property and equipment	246	73
Loss on early extinguishment of debt	—	775
Changes in operating assets and liabilities
Accounts receivable	(2,463)	2,135
Inventories	890	(17,510)
Prepaid expenses and other assets	(4,919)	(5,795)
Accounts payable	2,006	(9,532)
Accrued and other liabilities	(7,502)	(2,271)
Deferred revenues and gains	4,002	11,582
Net cash provided by operating activities	16,492	8,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,407)	(14,570)
Net proceeds from sale of property and equipment	17	10
Change in intangible assets	1	(14)
Acquisitions, net of cash received	(3,409)	(304)
Repayment of loans receivable	31	28
Net cash used in investing activities	(12,767)	(14,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,000)	(3,750)
Borrowings on short-term debt	33,000	53,100
Payment of debt issue costs	(121)	(291)
Principal payments on short-term debt	(27,972)	(51,910)
Net cash provided by (used in) financing activities	3,907	(2,851)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,632	(9,575)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,357	15,006

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,989	$5,431

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

In March 2008, the FASB issued SFAS Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Media (formerly know as Publications), and Retail.  The Membership Services segment includes the operations of the Good Sam Club, Coast to Coast Club, Camping World’s President’s

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

Club, Camp Club USA, and RV Handyman Club for recreational vehicles (“RV”) owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment  publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines, and produces outdoor recreational consumer events.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through the Camping World retail supercenters, mail order catalogs and its website.  The Company evaluates performance based on profit or loss from operations before income taxes.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Media	Retail	Consolidated
THREE MONTHS ENDED SEPTEMBER 30, 2008
Revenues from external customers	$36,610	$12,547	$84,180	$133,337
Loss on sale of property and equipment	—	—	(160)	(160)
Interest income	891	—	5	896
Interest expense	—	53	4,026	4,079
Depreciation and amortization	846	1,579	2,087	4,512
Goodwill impairment	—	—	47,601	47,601
Impairment of investment in affiliate	—	—	81,005	81,005
Segment operating profit (loss)	10,880	(1,131)	(129,518)	(119,769)

THREE MONTHS ENDED SEPTEMBER 30, 2007
Revenues from external customers	$39,375	$14,864	$92,189	$146,428
Loss on sale of property and equipment	—	—	(78)	(78)
Interest income	2,528	—	10	2,538
Interest expense	—	52	3,943	3,995
Depreciation and amortization	859	1,304	1,955	4,118
Segment operating profit	11,998	1,335	142	13,475

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

	Membership
	Services	Media	Retail	Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 2008
Revenues from external customers	$114,718	$54,227	$237,106	$406,051
Loss on sale of property and equipment	—	—	(246)	(246)
Interest income	2,712	—	25	2,737
Interest expense	—	157	12,116	12,273
Depreciation and amortization	2,408	4,623	6,509	13,540
Goodwill impairment	—	—	47,601	47,601
Impairment of investment in affiliate	—	—	81,005	81,005
Segment operating profit (loss)	34,094	5,622	(138,454)	(98,738)

NINE MONTHS ENDED SEPTEMBER 30, 2007
Revenues from external customers	$111,528	$57,082	$259,489	$428,099
Gain (loss) on sale of property and equipment	—	5	(78)	(73)
Interest income	7,081	—	77	7,158
Interest expense	—	198	11,353	11,551
Depreciation and amortization	2,656	3,853	5,770	12,279
Segment operating profit (loss)	35,942	10,125	(1,842)	44,225

The following is a reconciliation of (loss) profit from operations to the Company’s consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
(Loss) Profit From Operations Before Income Taxes
Total (loss) profit for reportable segments	$(119,769)	$13,475	$(98,738)	$44,225
Unallocated G & A expense	(2,831)	(4,207)	(10,711)	(13,677)
Unallocated depreciation and amortization expense	(521)	(576)	(1,534)	(1,906)
Elimination of intercompany interest income	(734)	(2,377)	(2,293)	(6,640)
Unallocated interest expense, net of intercompany elimination	(1,985)	(2,224)	(5,901)	(7,212)
Unallocated debt restructure expense	—	—	—	(775)
(Loss) profit from operations before income taxes	$(125,840)	$4,091	$(119,177)	$14,015

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of September 30, 2008 and December 31, 2007 (in thousands):

	9/30/2008	12/31/2007
Membership services segment	$212,909	$203,836
Media segment	90,029	89,074
Retail segment	122,840	249,174
Total assets for reportable segments	425,778	542,084
Capitalized finance costs not allocated to segments	4,416	5,348
Corporate unallocated assets	3,196	3,334
Elimination of intersegment receivable	(124,770)	(126,453)
Total assets	$308,620	$424,313

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the nine months ended September 30 (in thousands):

	2008	2007
Cash paid (received) during the period for:
Interest	$21,348	$22,716
Income taxes	(3)	(194)

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

For the nine months ended September 30, 2008, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $0.1 million decrease in both Other Long-Term Liabilities and Other Comprehensive Loss.

(5) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually and more often when impairment indicators are present.  The Company performs its annual impairment test during the fourth quarter.

In the third quarter of 2008, the Company noted continued reduction in same store sales at Camping World, Inc. (“Camping World”) as well as deterioration of general economic conditions and consumer confidence.  Based on the above, the Company determined that there were identified indicators of impairment within the Camping World reporting unit.

The results of a third party valuation report (“Valuation Report”) prepared in the third quarter by a nationally recognized firm in anticipation of the potential sale of Camping World (See Footnote 12- Recent Events) indicated that the estimated fair value of the Camping World reporting unit was less than book value.  The excess of the carrying value over the estimated fair value of the Camping World reporting unit was primarily due to the decline in the recreational vehicle and camping retail markets leading to lower expected future cash flows for the business and lower market comparables. In determining the fair value, the Company used a weighted average of the income valuation approach and market valuation approaches.

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

In performing the second step of the goodwill impairment test, the Company allocated the estimated fair values of the Camping World reporting units determined in step one of the impairment test, to the assets and liabilities of the respective reporting unit in accordance with SFAS No. 141 “Business Combinations”. The Company measured the impairment for the Camping World reporting unit to be equal to the carrying value of its goodwill, or $47.6 million.  The Company recorded an impairment charge of $47.6 million in the third quarter of 2008 related to Camping World, which is part of the retail segment.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. The Company’s estimates of fair value utilized in goodwill test may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, determination of market comparables, economic conditions, or changes to the Company’s business operations. Such changes may result in impairment charges recorded in future periods.

The Company has evaluated the remaining useful lives of its property and equipment and finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary.  The Company determined that no adjustments to the useful lives of its property and equipment or finite-lived purchased intangible assets were necessary.

The following is a summary of changes in the Company’s goodwill by business segment, for the nine months ended September 30, 2008 and 2007 (in thousands):

	Membership Services	Media	Retail	Consolidated

Balance as of December 31, 2007	$49,944	$46,884	$47,601	$144,429
Impairments	—	—	(47,601)	(47,601)
Balance as of September 30, 2008	$49,944	$46,884	$—	$96,828

Balance as of December 31, 2006	$49,944	$46,884	$47,601	$144,429
Impairments	—	—	—	—
Balance as of September 30, 2007	$49,944	$46,884	$47,601	$144,429

Under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 3 - Segment Information.

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

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

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at September 30, 2008 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$36,384	$(20,997)	$15,387
Resort and golf course participation agreements	4	13,396	(13,383)	13
Non-compete and deferred consulting agreements	15	18,830	(14,799)	4,031
Deferred financing costs	7	10,535	(7,506)	3,029
		$79,145	$(56,685)	$22,460

(6) LONG-LIVED ASSETS

In 2005, AGHI issued $88.2 million principal amount of its 10-7/8% Senior Notes due 2012 (the “AGHI Notes”) and contributed the net proceeds, approximately $81.0 million, to the Company and in turn, the Company made an equity contribution to Camping World.  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. that created a new wholly-owned subsidiary named CWFR Capital Corp. (“CWFR”) which is an “unrestricted subsidiary” under the AGHI Notes, and the AGI Indenture, and made an equity capital contribution to CWFR in an equal amount to the capital contribution that it received from Camping World.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the

(6) LONG-LIVED ASSETS (continued)

AGHI Notes.  CWFR used the proceeds from the equity capital contribution to acquire the FreedomRoads Preferred Interest.  FreedomRoads is owned 90% by The Stephen Adams Living Trust, which also indirectly owns 99.1% of the outstanding capital stock of AGHC and indirectly AGI.

Based on the results of the Valuation Report, the Company recorded an impairment charge of $81.0 million in the third quarter of 2008 that wrote down to zero the carrying value of the preferred interest (the “FreedomRoads Preferred Interest”) held by an indirect subsidiary of Camping World in FreedomRoads Holding Company, LLC (“FreedomRoads”), a holding company whose subsidiaries sell and service new and used recreational vehicles.  The $81.0 million impairment charge was recorded as a result of declining performance of the recreational vehicle industry driven by overall weakening of the economy and a significant decline in consumer confidence, in addition to limited credit available to consumers interested in purchasing recreational vehicles.

(7) SENIOR CREDIT FACILITY

On June 24, 2003, AGI entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the “Senior Credit Facility”).  The Senior Credit Facility provides for a revolving credit facility of $35.0 million and term loans in the aggregate of $140.0 million.  As of September 30, 2008, $8.5 million was outstanding under the revolving credit facility and $127.4 million was outstanding under the term loans.  Reborrowings under the term loans are not permitted.  The interest on borrowings under the Senior Credit Facility was at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates.  As of September 30, 2008, the average interest rates on the term loans and the revolving credit facility were 7.27% and 6.18%, respectively, and permitted borrowings under the revolving facility were $29.8 million.  AGI also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $0.4 million.  Both the revolving credit facility and the term loans mature on June 24, 2009.  The funds available under the Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $7.5 million may be allocated to such letters of credit.  As of September 30, 2008, AGI had letters of credit in the aggregate amount of $5.2 million outstanding.  The Senior Credit Facility is secured by virtually all of AGI’s assets and a pledge of AGI’s stock and the stock of AGI’s subsidiaries.  The Company expects to replace or refinance the Senior Credit Facility in advance of its maturity date in June 2009, and has received a number of proposals from prospective lenders in this regard.  See the discussion under “Liquidity and Capital Resources” under Item 2 below.

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

(8) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the nine months ended September 30, 2008 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$14,362	$1,627	$—	$—	$15,989
Accounts receivable, net	861	158,821	—	(124,770)	34,912
Inventories	—	63,319	—	—	63,319
Other current assets	1,876	22,165	—	—	24,041
Total current assets	17,099	245,932	—	(124,770)	138,261

Property and equipment, net	6,886	37,763	—	—	44,649
Intangible assets	3,030	19,430	—	—	22,460
Goodwill	67,584	29,244	—	—	96,828
Investment in subsidiaries	499,507	—	—	(499,507)	—
Affiliate note and investments	40,000	4,619	—	(40,000)	4,619
Other assets	602	1,201	—	—	1,803
Total assets	$634,708	$338,189	$—	$(664,277)	$308,620

Accounts payable	$251	$28,926	$—	$—	$29,177
Accrued and other liabilities	10,055	27,080	—	—	37,135
Current portion of long-term debt	260,637	43,303	—	(164,770)	139,170
Current portion of deferred revenue	800	71,801	—	—	72,601
Total current liabilities	271,743	171,110		(164,770)	278,083

Deferred revenue	2,446	34,406	—	—	36,852
Long-term debt	152,399	1,500	—	—	153,899
Other long-term liabilities	395,990	(368,334)	—	—	27,656
Total liabilities	822,578	(161,318)		(164,770)	496,490

Interdivisional equity	—	499,507		(499,507)	—
Stockholders’ deficit	(187,870)	—	—	—	(187,870)
Total liabilities & stockholders’ deficit	$634,708	$338,189	$—	$(664,277)	$308,620

Revenue	$4,229	$401,822	$—	$—	$406,051
Costs applicable to revenues	(10,028)	(241,067)	—	—	(251,095)
Operating expenses	(12,672)	(162,562)	(81,005)	—	(256,239)
Interest expense, net	(8,194)	(9,536)	—	—	(17,730)
Income from investment in consolidated subsidiaries	(97,631)	—	—	97,631	—
Other non operating income (expenses)	4,504	(4,668)	—	—	(164)
Income tax expense	(226)	(615)	—	—	(841)
Net income (loss)	$(120,018)	$(16,626)	$(81,005)	$97,631	$(120,018)

Cash flows from operations	$(26,777)	$43,269	$—	$—	$16,492
Cash flows used in investing activities	(1,171)	(11,596)	—	—	(12,767)
Cash flows (used in) provided by financing activities	36,973	(33,066)	—	—	3,907
Cash at beginning of year	5,337	3,020	—	—	8,357
Cash at end of period	$14,362	$1,627	$—	$—	$15,989

(8) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended September 30, 2008 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Revenue	$671	$132,666	$—	$—	133,337
Costs applicable to revenues	(2,727)	(80,910)	—	—	(83,637)
Operating expenses	(3,608)	(84,884)	(81,005)	—	(169,497)
Interest expense, net	(2,719)	(3,183)	—	—	(5,902)
Income from investment in consolidated subsidiaries	(119,126)	—	—	119,126	—
Other non operating income (expenses)	1,463	(1,604)	—	—	(141)
Income tax expense	(64)	(206)	—	—	(270)
Net income (loss)	$(126,110)	$(38,121)	$(81,005)	$119,126	$(126,110)

The following are summarized balance sheet statements setting forth certain financial information concerning the Guarantor Subsidiaries as of December 31, 2007 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$5,337	$3,020	$—	$—	$8,357
Accounts receivable- net	431	159,352	—	(126,453)	33,330
Inventories	—	64,209	—	—	64,209
Other current assets	2,481	15,871	—	—	18,352
Total current assets	8,249	242,452	—	(126,453)	124,248

Property and equipment, net	7,744	36,563	—	—	44,307
Intangible assets	3,962	19,733	—	—	23,695
Goodwill	67,584	76,845	—	—	144,429
Investment in subsidiaries	597,138	81,005	—	(678,143)	—
Affiliate note and investments	40,000	4,650	81,005	(40,000)	85,655
Other assets	759	1,220	—	—	1,979
Total assets	$725,436	$462,468	$81,005	$(844,596)	$424,313

Accounts payable	$1,380	$25,791	$—	$—	$27,171
Accrued and other liabilities	13,792	30,166	—	—	43,958
Current portion of long-term debt	128,103	42,756	—	(166,453)	4,406
Current portion of deferred revenue	2,029	63,826	—	—	65,855
Total current liabilities	145,304	162,539		(166,453)	141,390

Deferred revenue	2,538	35,997	—	—	38,535
Long-term debt	279,354	3,413	—	—	282,767
Other long-term liabilities	365,150	(336,619)	—	—	28,531
Total liabilities	792,346	(134,670)		(166,453)	491,223

Interdivisional equity	—	597,138	81,005	(678,143)	—
Stockholders’ deficit	(66,910)	—	—	—	(66,910)
Total liabilities & stockholders’ deficit	$725,436	$462,468	$81,005	$(844,596)	$424,313

(8) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the nine months ended September 30, 2007 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$4,445	$423,654	$—	$—	$428,099
Costs applicable to revenues	(10,031)	(258,802)	—	—	(268,833)
Operating expenses	(15,349)	(110,924)	—	—	(126,273)
Interest expense, net	(13,852)	(4,393)	—	—	(18,245)
Income from investment in consolidated subsidiaries	40,112	—	—	(40,112)	—
Other non operating income (expenses)	4,375	(5,108)	—	—	(733)
Income tax (expense) benefit	(266)	(4,315)	—	—	(4,581)
Net income (loss)	$9,434	$40,112	$—	$(40,112)	$9,434

Cash flows from operations	$(28,660)	$36,786	$—	$—	$8,126
Cash flows used in investing activities	(3,004)	(11,846)	—	—	(14,850)
Cash flows provided (used in) by financing activities	22,301	(25,152)	—	—	(2,851)
Cash at beginning of year	12,609	2,397	—	—	15,006
Cash at end of period	$3,246	$2,185	$—	$—	$5,431

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended September 30, 2007 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Revenue	$3,106	$143,322	$—	$—	$146,428
Costs applicable to revenues	(4,853)	(88,070)	—	—	(92,923)
Operating expenses	(4,700)	(38,605)	—	—	(43,305)
Interest expense, net	(4,601)	(1,457)	—	—	(6,058)
Income from investment in consolidated subsidiaries	8,677	—	—	(8,677)	—
Other non operating income (expenses)	1,727	(1,778)	—	—	(51)
Income tax expense	(29)	(4,735)			(4,764)
Net income (loss)	$(673)	$8,677	$—	$(8,677)	$(673)

(9) INCOME TAXES

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

Balance at December 31, 2007	$14,390
Gross increases in unrecognized tax benefits due to prior year positions	—
Gross decreases in unrecognized tax benefits due to prior year positions	—
Gross increases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax beneifts due to settlements with taxing authorities	—
Gross decreases in unrecognized tax benefits due to statute expirations	—
Other	78
Unrecognized tax benefits at September 30, 2008	$14,468

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision.  The Company recorded interest and penalties of $0.6 million related to unrecognized tax benefits during the first nine months of 2008 and the liability for penalties and interest was $2.2 million.  This amount was included in other long-term liabilities.  The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2002.

(10) INTEREST RATE SWAP AGREEMENTS

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (2.80% at September 30, 2008 based upon the July 31, 2008 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  AGI entered into the interest rate swaps to limit the effect of increases on our floating rate debt.

On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008, with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (2.80% at September 30, 2008 based upon the July 31, 2008 reset date) and make periodic payments at a fixed rate of 3.43%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.

(10) INTEREST RATE SWAP AGREEMENTS (continued)

Due to the potential sale of Camping World, a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement is deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement will be included in earnings prospectively beginning October 1, 2008.  Changes in value from September 26, 2008 to September 30, 2008 were immaterial.  A highly-effective hedge on the $100.0 million outstanding debt by the $100.0 notional amount of interest rate swap agreement is still deemed to be probable as the Company will maintain its LIBOR-based debt at a minimum of $100.0 million until the interest swap expire date of October 31, 2012.

The fair value of these swaps is included in other accrued liabilities and accumulated other comprehensive loss and was $4.6 million and $4.7 million as of September 30, 2008 and December 31, 2007, respectively.

(11) FAIR VALUE MEASUREMENTS

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

As of September 30, 2008, the Company holds interest rate swap contracts that are required to be measured at fair value on a recurring basis.  The Company’s interest rate swap contracts are not traded on a public exchange.  See Note 10 for further information on the interest rate swap contracts.  The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.  The Company’s liability at September 30, 2008, measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157, was as follows:

		Fair Value Measurements at Reporting Date Using
(in thouands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Interest Rate Swap Contracts	$(4,647)	$—	$(4,647)	$—

(12) RECENT EVENTS

On September 26, 2008, the Company signed a non-binding outline of terms with an institutional lender for a credit facility that would refinance indebtedness outstanding under the Company’s senior secured credit facility at an interest rate substantially higher than the rate payable under the existing senior secured credit facility and, inter alia, would require the sale by the Company of its Camping World subsidiary at its fair market value, which is currently estimated to be approximately $67.0 million.  Execution of a definitive loan agreement is subject to numerous conditions, including completion of a due diligence investigation and completion of loan documentation and the execution of such definitive agreement is uncertain at this time. However, if the Camping World subsidiary were to be sold as contemplated by the non-binding outline of terms, it is expected that the purchaser of Camping World, Inc. and its subsidiaries would be an affiliate of the Company and the sale would be subject to various conditions, including the purchaser’s ability to obtain financing for the transaction.  In anticipation of such refinancing and sale, the Company declared a dividend in the amount of $26,500,000 to Affinity Group Holding, Inc., the sole shareholder of the Company, and Affinity Group Holding, Inc. declared a dividend in the amount of $24,400,000 to AGI Intermediate Holdco, LLC, the sole shareholder of Affinity Group Holding, Inc, each such dividend being payable by assignment and delivery of a portion of the intercompany obligation of Camping World to the Company.  Though declared, such dividends have not been paid and the assigned intercompany obligation is not expected to be discharged until consummation of the sale of Camping World.  The balance of the intercompany obligation of Camping World to the Company has been contributed by the Company to the capital of Camping World.

The financial statements for Camping World are different from the segment reporting in Footnote 3 because the Camping World President’s Club and other related ancillary products are included as part of the Membership Services segment in the segment reporting.  In addition, as discussed below, interest expense is limited to debt required to be repaid upon consummation of this transaction.

The following unaudited pro forma condensed consolidated balance sheet as of September 30, 2008 and December 31, 2007 and the statement of operations for the nine months ended September 30, 2008 and 2007 reflect the reclassification adjustments associated with the proposed disposal/sale of Camping World to an affiliate of the Company The pro forma adjustments related to the disposal are presented since the disposition did not meet the discontinued operations reporting requirements pursuant to SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) as of September 30, 2008, but will meet such requirements when the transaction is completed.  Since the transaction is a sale to an entity under common ownership with AGI such long-lived assets are considered disposed of when they are exchanged or distributed in accordance with SFAS 144.  The pro forma adjustments reflect the reclassification of assets and liabilities associated with Camping World to current assets and liabilities to be disposed of in accordance with SFAS 144 as if the reporting requirements had been met at September 30, 2008.  In addition, the historical operating results have also been reclassified to reflect discontinued operations.

(12) RECENT EVENTS (continued)

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

Interest Expense - The interest expense included in discontinued operations below reflects the interest allocated to Camping World based upon debt required to be repaid upon consummation of this transaction using proceeds from the transaction.

(12) RECENT EVENTS (continued)

The unaudited pro forma balance sheet of AGI excluding Camping World as of September 30, 2008 is as follows (in thousands except shares and par value):

		Reclassification of
	Historical	Camping World	Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,989	$(1,043)	$14,946
Accounts receivable, less allowance for doubtbul accounts	34,912	(14,300)	20,612
Inventories	63,319	(62,486)	833
Prepaid expenses and other assets	19,946	(2,195)	17,751
Deferred tax assets, net	4,095	(4,095)	—
Assets of discontinued operations	—	106,090	106,090
Total current assets	138,261	21,971	160,232

PROPERTY AND EQUIPMENT, net	44,649	(34,645)	10,004
INVESTMENT IN AFFILIATE	—	—	—
NOTE FROM AFFILIATE	4,619	16,750	21,369
INTANGIBLE ASSETS, net	22,460	(3,651)	18,809
GOODWILL	96,828	—	96,828
OTHER ASSETS	1,803	(425)	1,378
Total assets	$308,620	$—	$308,620

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$29,177	$(27,485)	$1,692
Accrued interest	3,526	—	3,526
Accrued income taxes	1,292	216	1,508
Accrued liabilities	32,317	(16,582)	15,735
Deferred revenues and gains	72,601	(7,748)	64,853
Current portion of long-term debt	139,170	(50,250)	88,920
Liabilities of discontinued operations	—	127,066	127,066
Total current liabilities	278,083	25,217	303,300

DEFERRED REVENUES AND GAINS	36,852	(8,794)	28,058
LONG-TERM DEBT, net of current portion	153,899	—	153,899
DEFERRED TAX LIABILITY	2,875	(2,875)	—
OTHER LONG-TERM LIABILITIES	24,781	(13,548)	11,233
	496,490	—	496,490

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	—	1
Additional paid-in capital	81,005	—	81,005
Accumulated deficit	(264,229)	—	(264,229)
Accumulated other comprehensive income	(4,647)		(4,647)
Total stockholder’s deficit	(187,870)	—	(187,870)
Total liabilities and stockholder’s deficit	$308,620	$—	$308,620

(12) RECENT EVENTS (continued)

The unaudited pro forma balance sheet of AGI excluding Camping World as of December 31, 2007 is as follows (in thousands except shares and par value):

		Reclassification of
	Historical	Camping World	Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,357	$(3,315)	$5,042
Accounts receivable, net	33,330	(7,150)	26,180
Inventories	64,209	(63,336)	873
Prepaid expenses and other assets	14,430	(2,741)	11,689
Deferred tax assets, net	3,922	(3,922)	—
Assets of discontinued operations	—	249,174	249,174
Total current assets	124,248	168,710	292,958

PROPERTY AND EQUIPMENT, net	44,307	(35,232)	9,075
INVESTMENT IN AFFILIATE	81,005	(81,005)	—
NOTE FROM AFFILIATE	4,650	—	4,650
INTANGIBLE ASSETS, net	23,695	(4,484)	19,211
GOODWILL	144,429	(47,601)	96,828
OTHER ASSETS	1,979	(388)	1,591
Total assets	$424,313	$—	$424,313

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$27,171	$(23,072)	$4,099
Accrued interest	6,700	—	6,700
Accrued income taxes	1,189	206	1,395
Accrued liabilities	36,069	(14,866)	21,203
Deferred revenues and gains	65,855	(7,677)	58,178
Current portion of long-term debt	4,406	—	4,406
Liabilities of discontinued operations	—	69,984	69,984
Total current liabilities	141,390	24,575	165,965

DEFERRED REVENUES AND GAINS	38,535	(8,952)	29,583
LONG-TERM DEBT, net of current portion	282,767	—	282,767
DEFERRED TAX LIABILITY	2,702	(2,702)	—
OTHER LONG-TERM LIABILITIES	25,829	(12,921)	12,908
	491,223	—	491,223

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	—	1
Additional paid-in capital	81,005	—	81,005
Accumulated deficit	(143,211)	—	(143,211)
Accumulated other comprehensive income	(4,705)		(4,705)
Total stockholder’s deficit	(66,910)	—	(66,910)
Total liabilities and stockholder’s deficit	$424,313	$—	$424,313

(12) RECENT EVENTS (continued)

Unaudited pro forma information relating to the operations of AGI excluding Camping World for the nine months ended September 30, 2008 is as follows (in thousands):

	2008	Reclassification of	2008
	Historical	Camping World	Pro Forma

REVENUES:
Membership services	$115,452	$(15,031)	$100,421
Media	54,227	—	54,227
Retail	236,372	(236,372)	—
	406,051	(251,403)	154,648

COSTS APPLICABLE TO REVENUES:
Membership services	72,810	(3,573)	69,237
Media	39,208	—	39,208
Retail	139,077	(139,077)	—
	251,095	(142,650)	108,445

GROSS PROFIT	154,956	(108,753)	46,203

OPERATING EXPENSES:
Selling, general and administrative	112,559	(97,922)	14,637
Impairment of goodwill	47,601	(47,601)	—
Impairment of long-lived assets	81,005	(81,005)	—
Depreciation and amortization	15,074	(6,509)	8,565
	256,239	(233,037)	23,202

(LOSS) INCOME FROM OPERATIONS	(101,283)	124,284	23,001

NON-OPERATING ITEMS:
Interest income	444	(25)	419
Interest expense	(18,174)	2,754	(15,420)
Other non-operating items	(164)	246	82
	(17,894)	2,975	(14,919)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(119,177)	127,259	8,082

INCOME TAX EXPENSE	(841)	615	(226)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(120,018)	127,874	7,856

DISCONTINUED OPERATIONS
Loss from operations of discontinued Camping World, Inc.	—	(127,259)	(127,259)
Income tax benefit	—	(615)	(615)
Loss on discontinued operations	—	(127,874)	(127,874)

NET LOSS	$(120,018)	$—	$(120,018)

(12) RECENT EVENTS (continued)

Unaudited pro forma information relating the operations of AGI excluding Camping World for the nine months ended September 30, 2007 is as follows (in thousands):

	2007	Reclassification of	2007
	Historical	Camping World	Pro Forma

REVENUES:
Membership services	$111,528	$(13,684)	$97,844
Media	57,082	—	57,082
Retail	259,489	(259,489)	—
	428,099	(273,173)	154,926

COSTS APPLICABLE TO REVENUES:
Membership services	72,205	(3,152)	69,053
Media	38,907	—	38,907
Retail	157,721	(157,721)	—
	268,833	(160,873)	107,960

GROSS PROFIT	159,266	(112,300)	46,966

OPERATING EXPENSES:
Selling, general and administrative	112,088	(95,202)	16,886
Depreciation and amortization	14,185	(5,770)	8,415
	126,273	(100,972)	25,301

INCOME (LOSS) FROM OPERATIONS	32,993	(11,328)	21,665

NON-OPERATING ITEMS:
Interest income	518	(77)	441
Interest expense	(18,763)	3,000	(15,763)
Debt extinguishment expense	(775)	—	(775)
Other non-operating items	42	78	120
	(18,978)	3,001	(15,977)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	14,015	(8,327)	5,688

INCOME TAX EXPENSE	(4,581)	(4,315)	(8,896)

INCOME (LOSS) FROM CONTINUING OPERATIONS	9,434	(12,642)	(3,208)

DISCONTINUED OPERATIONS
Income from operations of discontinued Camping World, Inc.	—	8,327	8,327
Income tax expense	—	4,315	4,315
Income on discontinued operations	—	12,642	12,642

NET INCOME	$9,434	$—	$9,434

ITEM 2:

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	9/30/2008	9/30/2007	Inc/(Dec)

REVENUES:
Membership services	27.5%	26.9%	(7.0)%
Media	9.4%	10.2%	(15.6)%
Retail	63.1%	62.9%	(8.7)%
	100.0%	100.0%	(8.9)%

COSTS APPLICABLE TO REVENUES:
Membership services	17.4%	17.9%	(11.8)%
Media	8.0%	7.4%	(2.4)%
Retail	37.3%	38.2%	(10.6)%
	62.7%	63.5%	(10.0)%

GROSS PROFIT	37.3%	36.5%	(7.1)%

OPERATING EXPENSES:
Selling, general and administrative	26.8%	26.4%	(7.1)%
Goodwill impairment	35.7%	—	n/a
Impairment of investment in affiliate	60.8%	—	n/a
Depreciation and amortization	3.8%	3.2%	7.2%
	127.1%	29.6%	291.4%

(LOSS) INCOME FROM OPERATIONS	(89.8)%	6.9%	n/a

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	0.6%
Interest expense	(4.6)%	(4.2)%	(2.5)%
Other non-operating items, net	(0.1)%	—	176.5%
	(4.6)%	(4.1)%	(1.1)%

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(94.4)%	2.8%	n/a

INCOME TAX EXPENSE	(0.2)%	(3.3)%	(94.3)%

NET LOSS	(94.6)%	(0.5)%	n/a

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	NINE MONTHS ENDED
	9/30/2008	9/30/2007	Inc/(Dec)

REVENUES:
Membership services	28.3%	26.1%	2.9%
Media	13.4%	13.3%	(5.0)%
Retail	58.3%	60.6%	(8.6)%
	100.0%	100.0%	(5.2)%

COSTS APPLICABLE TO REVENUES:
Membership services	17.9%	16.9%	0.8%
Media	9.7%	9.1%	0.8%
Retail	34.2%	36.8%	(11.8)%
	61.8%	62.8%	(6.6)%

GROSS PROFIT	38.2%	37.2%	(2.7)%

OPERATING EXPENSES:
Selling, general and administrative	27.6%	26.2%	0.4%
Goodwill impairment	11.8%	—	n/a
Impairment of investment in affiliate	20.0%	—	n/a
Depreciation and amortization	3.7%	3.3%	6.3%
	63.1%	29.5%	102.9%

(LOSS) INCOME FROM OPERATIONS	(24.9)%	7.7%	(407.0)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	(14.3)%
Interest expense	(4.6)%	(4.3)%	(3.1)%
Debt extinguishment expense	—	(0.2)%	(100.0)%
Other non-operating items, net	—	—	(490.5)%
	(4.5)%	(4.4)%	(5.7)%

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(29.4)%	3.3%	(950.4)%

INCOME TAX EXPENSE	(0.2)%	(1.1)%	(81.6)%

NET (LOSS) INCOME	(29.6)%	2.2%	n/a

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008

Compared With Three Months Ended September 30, 2007

Revenues

Revenues of $133.3 million for the third quarter of 2008 decreased by $13.1 million, or 8.9%, from the comparable period in 2007.

Membership services revenues of $36.6 million for the third quarter of 2008 decreased $2.8 million, or 7.0%, from the comparable period in 2007.  This revenue decrease was largely attributable to a decrease in member events revenue of $2.5 million due to timing of the Good Sam Club annual rally, which occurred in the second quarter of 2008 versus the third quarter of 2007, a $1.3 million reduction in revenue for the Good Sam Club, Coast Club and Golf Club resulting from reduced membership file size, and reduced advertising revenue in member publications, and a $0.5 million decrease in marketing fee income for vehicle insurance products.  These decreases were partially offset by increased extended vehicle warranty program revenue resulting from $0.8 million of income from underwriting profit sharing, and $0.7 million from the continued growth of contracts in force.

Media revenues of $12.5 million for the third quarter of 2008 decreased $2.3 million, or 15.6%, from the comparable period in 2007.  This decrease was primarily attributable to $0.9 million of reduced advertising revenue in the RV-related magazine group, $0.7 million of reduced advertising revenue in the outdoor power sports magazine group, $0.5 million of reduced revenue from the campground guides and annual directories, and $0.2 million of reduced consumer show revenue.

Retail revenues of approximately $84.2 million decreased by approximately $8.0 million, or 8.7%, from the comparable period in 2007.  Store merchandise sales decreased $7.0 million from the third quarter of 2007 due to a same store sales decrease of $8.5 million, or 14.3%, compared to a 6.1% decrease in same store sales for the third quarter of 2007, partially offset by a $1.5 million revenue increase from the opening of 23 new stores over the past twenty-one months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Further, mail order sales decreased $2.2 million, and supplies and other sales increased $1.2 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $83.6 million for the third quarter of 2008, a decrease of $9.3 million, or 9.5%, from the comparable period in 2007.

Membership services costs and expenses of approximately $23.1 million decreased $3.1 million, or 11.8%, from the comparable period in 2007.  This decrease consisted of $2.3 million of reduced expense associated with timing of the Good Sam Club annual rally, $0.9 million of reduced marketing costs related to the Good Sam Club, Coast to Coast

Club and Golf Card Club, and a $0.2 million reduction in marketing costs related to vehicle insurance products.  These decreases in membership services costs were partially offset by $0.3 million of incremental costs associated with increased extended vehicle warranty program revenue.

Media costs and expenses of $10.6 million for the third quarter of 2008 decreased $0.3 million, or 2.4%, from the comparable period in 2007 primarily related to decreased circulation and production costs of RV-related magazines and outdoor powersports magazines.

Retail costs applicable to revenues decreased $5.9 million, or 10.6%, to $49.9 million primarily as a result of the decrease in retail revenue.  The retail gross profit margin of 40.2% for the third quarter of 2008 increased from 39.5% for the comparable period in 2007 primarily due to general price increases.

Operating Expenses

Selling, general and administrative expenses of approximately $35.9 million for the third quarter of 2008 decreased $2.8 million compared to the third quarter of 2007.  This decrease was due to a $1.6 million decrease in retail general and administrative expenses consisting of decreases in labor, selling and other general and administrative expenses partially offset by increased facilities rent due to new store openings.  In addition, professional fees were reduced $0.5 million, deferred executive compensation was reduced $0.5 million, and other general and administrative expenses were reduced $0.2 million.

The $47.6 million non-cash goodwill impairment charge was based on the Valuation Report prepared in anticipation of the potential sale of Camping World that determined that the carrying value of the goodwill associated with Camping World exceeded its estimated fair value.  The $81.0 million non-cash long-lived asset impairment charge was also based on the Valuation Report prepared in anticipation of the potential sale of Camping World that determined the carrying value of the preferred interest in FreedomRoads Holding Company, LLC, held by an indirect subsidiary of Camping World, exceeded its estimated fair value.

Depreciation and amortization expense of $5.0 million increased $0.3 million from the prior year primarily due to increased depreciation from the retail store openings and increased amortization of intangible assets associated with the 2008 purchase of consumer events.

(Loss) Income from Operations

Loss from operations for the third quarter of 2008 totaling $119.8 million increased $130.0 million compared to the third quarter of 2007.  This decrease in income from operations was primarily due to the valuation impairments to goodwill and our investment in affiliate totaling $128.6 million, reduced gross profit for retail and media operations of $2.1 million and $2.0 million, respectively, partially offset by reduced operating expenses of $2.4 million and increased gross profit for the membership services operations of $0.3 million.

Non-Operating Items

Non-operating items of $6.0 million for the third quarter of 2008 decreased $0.1 million compared to the third quarter of 2007 due to a $0.2 million decrease in net interest expense resulting from reduced interest rates, partially offset by a $0.1 million loss on sale of retail assets.

(Loss) Income before Income Taxes

Loss before income taxes for the third quarter of 2008 was $125.8 million, or $129.9 million lower than the third quarter of 2007.  This decrease was attributable to the $130.0 million decrease in income from operations and $0.1 million of reduced non-operating items mentioned above.

Income Tax Expense

The Company recorded income tax expense of approximately $0.3 million for the third quarter of 2008, compared to $4.8 million for the third quarter of 2007.

Net Loss

Net loss in the third quarter of 2008 was $126.1 million compared to net loss of $0.7 million for the same period in 2007 mainly due to the reasons discussed above.

Segment Profit (Loss)

Segment loss of $119.8 million for the third quarter of 2008 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) increased $133.2 million from the comparable period in 2007.

Membership services segment profit of $10.9 million for the third quarter of 2008 decreased $1.1 million, or 9.3%, from the comparable period in 2007.  This decrease was largely attributable to a $1.5 million decrease in profit from emergency road service products primarily due to reduced intercompany interest income resulting from a lower average interest rate, a $0.5 million increase in marketing and online services expenses, a $0.4 million decrease in profit recognized on vehicle insurance products, and a $0.3 million decrease in profit due to the timing of the Good Sam Club annual rally.  These decreases were partially offset by a $1.3 million increase in profit from the extended vehicle warranty programs, and a $0.3 million increase in segment profit from Coast Club and Golf Club, associated with reduced marketing expenses.

Media segment loss of approximately $1.2 million for the third quarter of 2008 increased $2.4 million, or 184.7%, from the comparable period in 2007.  This increased loss was largely attributed to a $0.8 million decrease in profit in the RV-related publications related to reduced advertising revenue, a $0.6 million decrease in segment profit from our consumer shows group primarily related to amortization from the consumer shows acquired in 2008, a $0.5 million decrease in segment profit related to our outdoor powersports magazine group, primarily driven by reduced advertising revenue, a $0.4 million decrease in profit for the campground guides and annual directories, and $0.1 million of increased marketing expense for new products.

Retail segment loss increased $129.7 million from the third quarter of 2007 to a loss of $129.5 million for the third quarter of 2008.  This increase in segment loss resulted primarily from the Camping World goodwill impairment and the FreedomRoads Preferred Interest impairment totaling $128.6 million, a $2.3 million decrease in gross profit margin, a $0.2 million increase in depreciation expense, a $0.1 million increase in loss on sale of equipment, and a $0.1 million increase in interest expense, partially offset by a $1.6 million decrease in selling, general and administrative expenses.

Nine Months Ended September 30, 2008

Compared With Nine Months Ended September 30, 2007

Revenues

Revenues of $406.1 million for the first nine months of 2008 decreased by $22.0 million, or 5.2%, from the comparable period in 2007.

Membership services revenues of $114.7 million for the first nine months of 2008 increased by approximately $3.2 million, or 2.9%, from the comparable period in 2007.  This revenue increase was largely attributable to a $3.9 million increase in extended vehicle warranty program revenue due to the continued growth of contracts in force and underwriting profit sharing, a $1.5 million increase in marketing fee revenue from health and life insurance products, a $0.7 million revenue increase in emergency road service programs due to increased average enrollment.  These increases were partially offset by a membership services revenue reduction of $1.2 million due to enrollment decreases in the Coast to Coast Club and the Golf Card Club, a $1.0 million decrease in fee income recognized on vehicle insurance products, and a $0.7 million reduction in fee income from other products and services.

Media revenues of $54.2 million for the first nine months of 2008 decreased approximately $2.8 million, or 5.0%, from the comparable period in 2007 primarily attributable to a $2.2 million revenue reduction from the outdoor power sports magazine group primarily associated with reduced advertising revenue, a $1.8 million reduction from the RV magazine group primarily associated with reduced advertising revenue, a $0.6 million revenue reduction associated with the annual directories, and a $0.3 million revenue reduction associated with reduced book sales.  These decreases were partially offset by $2.1 million of incremental revenue primarily associated with nine RV and boat shows purchased from MAC Events, LLC in January 2008 and three RV and boat shows purchased from Mid America Expositions, Inc. in February 2008.

Retail revenues of approximately $237.1 million decreased $22.4 million, or 8.6%, from the comparable period in 2007.  Store merchandise sales decreased approximately $19.7 million over the first nine months of 2007 due to a same store sales decrease of $26.1 million, or 15.0%, compared to a 4.2% decrease in same store sales for the first nine months of 2007, partially offset by a $6.4 million revenue increase from the opening of 23 new stores over the past twenty-one months.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Supplies and other sales increased $4.1 million, and mail order sales decreased $6.8 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $251.1 million for the first nine months of 2008, a decrease of approximately $17.7 million, or 6.6%, from the comparable period in 2007.

Membership services costs and expenses of $72.8 million increased $0.6 million, or 0.8%, from the comparable period in 2007.  This increase consisted of $1.7 million of additional costs associated with increased extended vehicle warranty program revenue and emergency road service revenue and a $0.7 million increase in program costs associated with increased marketing fee revenue from health and life insurance products.  In addition, membership services costs decreased approximately $1.5 million primarily due to a net reduction in club marketing and program costs, and a $0.3 million reduction in costs related to reduced vehicle insurance revenue.

Media costs and expenses of approximately $39.2 million for the first nine months of 2008 increased $0.3 million, or 0.8%, from the comparable period in 2007.  This increase was attributable to $1.3 million of additional costs related primarily to the consumer shows purchased in 2008, partially offset by $1.0 million of reduced costs for the outdoor power sports publications and the RV-related publications primarily associated with reduced book sizes and lower circulation.

Retail costs applicable to revenues decreased $18.6 million, or 11.8%, to $139.1 million primarily as a result of the decrease in retail revenue.  The retail gross profit margin of 41.3% for the first nine months of 2008 increased from 39.2% for the comparable period in 2007 primarily due to general price increases.

Operating Expenses

Selling, general and administrative expenses of approximately $112.6 million for the first nine months of 2008 increased $0.5 million compared to the first nine months of 2007.  This increase was due to an increase in retail selling and general and administrative expenses of approximately $2.7 million primarily associated with increased facility rent relating to new store openings, and a $0.5 million increase related to the consumer show acquisitions.  These increases were partially offset by a $0.9 million reduction in arbitration expense recorded in 2007 in connection with our asserted claim to a right of first refusal in connection with the sale of General Motors Acceptance Corporation, the insurance provider for the RV vehicle insurance offered by our Membership Services segment, which claim was rejected by the arbitration panel, a $1.0 million reduction in executive compensation, and a $0.8 million reduction in professional fees.

The $47.6 million non-cash goodwill impairment charge was based on the Valuation Report prepared in anticipation of the potential sale of Camping World that determined that the carrying value of the goodwill associated with Camping World exceeded its estimated fair value.  The $81.0 million non-cash long-lived asset impairment charge was also based on the Valuation Report prepared in anticipation of the potential sale of Camping World that determined the carrying value of the preferred interest in FreedomRoads Holding Company, LLC, held by an indirect subsidiary of Camping World, exceeded its estimated fair value.

Depreciation and amortization expense of $15.1 million increased $0.9 million from the prior year primarily due to increased depreciation from the retail store openings and increased amortization of intangible assets associated with the 2008 purchase of consumer events, partially offset by completed amortization for Coast membership and customer lists in December, 2007.

(Loss) Income from Operations

Loss from operations for the first nine months of 2008 totaling $101.3 million decreased $134.3 million compared to the first nine months of 2007.  This decrease was primarily due to the valuation impairments to goodwill and our investment in affiliate totaling $128.6 million, reduced gross profit for retail and media operations of $3.8 million and $3.1 million, respectively, and increased operating expenses of $1.4 million, partially offset by increased gross profit for the membership services operations of $2.6 million.

Non-Operating Items

Non-operating items of approximately $17.9 million for the first nine months of 2008 decreased $1.1 million compared to the first nine months of 2007 due to $0.8 million of debt extinguishment expense associated with the retirement of Senior Subordinated Notes in 2007, and a $0.5 million decrease in net interest expense, partially offset by a $0.2 million loss on sale of retail assets.

(Loss) Income before Income Taxes

Loss before income taxes for the first nine months of 2008 was $119.2 million, or $133.2 million lower than the first nine months of 2007.  This decrease was attributable to the $134.3 million decrease in income from operations and $1.1 million of decreased non-operating items mentioned above.

Income Tax Expense

The Company recorded a $0.8 million income tax expense for the first nine months of 2008, compared to $4.6 million for the first nine months of 2007.

Net (Loss) Income

Net loss in the first nine months of 2008 was $120.0 million compared to net income of $9.4 million for the same period in 2007 mainly due to the reasons discussed above.

Segment Profit (Loss)

Segment loss of $98.7 million for the first nine months of 2008 (before unallocated depreciation and amortization, general and administrative, interest, and income tax expense) increased $143.0 million, or 323.3%, from the comparable period in 2007.

Membership services segment profit of $34.1 million for the first nine months of 2008 decreased $1.8 million, or 5.1%, from the comparable period in 2007.  This decrease was largely attributable to a $3.8 million decrease in profit from emergency road service products primarily due to reduced intercompany interest income resulting from a lower average interest rate, a $1.1 million increase in marketing expenses and new club development, a $0.9 million decrease in profit from vehicle insurance products, and a $0.4 million increase in miscellaneous online development expenses.  These changes reducing membership segment profit were partially offset by a $2.7 million increase in profit from the extended vehicle warranty programs, a $1.3 increase in segment profit for Coast Club and Golf Club due to decreased marketing, depreciation and amortization expense, and a $1.1 million increase in profit from health and life insurance products.

Media segment profit of $5.6 million for the first nine months of 2008 decreased $4.5 million, or 44.5%, from the comparable period in 2007.  This decrease was largely attributed to a $1.5 million decrease in segment profit related to our outdoor powersports magazine group, primarily relating to reduced advertising revenue, a $1.4 million decrease in profit in the RV-related publications due to reduced advertising revenue, a $0.5 million increase in product development and overhead expense, a $0.5 million decrease in segment profit from annual directories, a $0.5 million decrease in segment profit from increased amortization from our consumer shows group primarily related to the consumer shows acquired in 2008, and a $0.1 million increase in depreciation expense.

Retail segment loss increased approximately $136.6 million from the first nine months of 2007 to a loss of approximately $138.4 million for the first nine months of 2008.  This increase in segment loss resulted primarily from the Camping World goodwill impairment and the FreedomRoads Preferred Interest impairment totaling $128.6 million, a $3.6 million decrease in gross profit margin, a $2.7 million increase in selling, general and administrative expenses primarily related to the increase in new stores, a $0.8 million increase in depreciation expense, a $0.7 million increase in interest expense, and a $0.2 million loss on sale of equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically operated with a working capital deficit.  The working capital deficit as of September 30, 2008 and December 31, 2007 was $139.8 million and $17.1 million, respectively.  The primary reason for the increase in working capital deficit for 2008 is the classification of the debt associated with the Amended and Restated Credit Agreement totaling $136.9 million as a current liability, since the credit facility matures June 24, 2009.  Deferred revenue and gains reported under current liabilities was $72.6 million and $65.9 million as of September 30, 2008 and December 31, 2007, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance, which is amortized over the life of the membership.  The Company uses net proceeds from this deferred membership revenue to lower its long-term borrowings.  The Company anticipates that it will be able to refinance or replace the existing credit facility before its maturity on June 24, 2009 and, assuming such refinancing, will have sufficient funds from its operations together with available borrowing under the replacement credit facility to meet all of the Company’s debt service, capital requirements and working capital needs over the next twelve months.

Although, on September 26, 2008, the Company signed a non-binding outline of terms with an institutional lender for a credit facility that would refinance indebtedness outstanding under the Company’s senior secured credit facility, execution of a definitive agreement with such institutional lender is uncertain.  If a definitive agreement were to be reached, the Company expects the new senior credit facility (i) will permit borrowings significantly below the maximum amount of senior indebtedness permitted under the AGI Indenture for the Senior Subordinated Notes and the indenture under which the AGHI Notes were issued and (ii) the interest rate payable will be substantially higher than the rate payable under the existing senior secured credit facility.  If a definitive agreement is reached, funding would be subject to several conditions, including the sale by the Company of its Camping World subsidiary at its fair market value, which is currently estimated to be approximately $67.0 million based upon the valuation report referred to in Footnotes 5 and 6, completion of a due diligence investigation and completion of loan documentation.  The purchaser of Camping World is expected to be an affiliate of the Company and the sale would be subject to various conditions, including the purchaser’s ability to obtain financing for the transaction.  In anticipation of such refinancing and sale, the Company declared a dividend in the amount of $26.5 million to Affinity Group Holding, Inc., the sole shareholder of the Company, and Affinity Group Holding, Inc. declared a dividend in the amount of $24.4 million to AGI Intermediate Holdco, LLC, the sole shareholder of Affinity Group Holding, Inc, each such dividend being payable by assignment and delivery of a portion of the intercompany obligation of Camping World to the Company.  Though declared, such dividends have not been paid and the assigned intercompany obligation is not expected to be discharged until consummation of the sale of Camping World.  The balance of the intercompany obligation of Camping World to the Company has been contributed by the Company to the capital of Camping World.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at September 30, 2008.  This table includes principal and future interest due under our debt agreements based on interest rates as of September 30, 2008 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2008	2009 and 2010	2011 and 2012	Thereafter

Long-term debt and future interest	$352,098	$6,796	$172,244	$173,058	$—
Operating lease obligations	212,513	5,417	41,128	35,815	130,153
Deferred compensation	1,400	6	1,394	—	—
Standby letters of credit	5,217	2,537	2,680	—	—
Grand total	$571,228	$14,756	$217,446	$208,873	$130,153

On June 24, 2003, the Company entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (as amended, the “Senior Credit Facility”).  The Senior Credit Facility provides for a revolving credit facility of $35.0 million and term loans in the aggregate of $140.0 million.  As of September 30, 2008, $8.5 million was outstanding under the revolving credit facility and $127.4 million was outstanding under the term loans.  Reborrowings under the term loans are not permitted.  The interest on borrowings under the Senior Credit Facility was at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, or LIBOR, plus an applicable margin ranging from 1.50% to 2.50% over the stated rates.  As of September 30, 2008, the average interest rates on the term loans and the revolving credit facility were 7.27% and 6.18%, respectively, and permitted borrowings under the revolving facility were $29.8 million.  The Company also pays a commitment fee of 0.5% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $0.4 million.  Both the revolving credit facility and the term loans mature on June 24, 2009.  The funds available under the Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $7.5 million may be allocated to such letters of credit.  As of September 30, 2008, the Company had letters of credit in the aggregate amount of $5.2 million outstanding.  The Senior Credit Facility is secured by virtually all of the Company’s assets and a pledge of the Company’s stock and the stock of the Company’s subsidiaries.

In February 2004, the Company issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (“Senior Subordinated Notes”).  The Company completed a registered exchange of the Senior Subordinated Notes under the Securities Act of 1933 in August 2004.

On March 3, 2006, AGI amended its Senior Credit Facility to revise the definition of Consolidated Fixed Charges Ratio and Permitted Tax Distributions.  This amendment allows the Company to distribute taxes to its ultimate parent based on its stand-alone tax obligation rather than the tax obligation of its parent, AGHI, until such time that AGHI pays interest on its 10 7/8% Senior Notes in cash instead of by the issuance of additional notes and AGI makes a distribution to AGHI for purposes of paying that cash interest.  For the nine months ended September 30, 2008 and 2007, the Company distributed $1.0 million and $3.7 million, respectively, in the form of dividends to AGHI to fund the Company’s tax obligations.  Further, the Company amended the Senior Credit Facility’s covenant restrictions with affiliates to permit a joint venture arrangement between Camping World and FreedomRoads Holding Company, LLC (“FreedomRoads”), an affiliate of the Company.

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

On March 8, 2007, the Company purchased $17.7 million of the Senior Subordinated Notes.  The Company funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the Senior Credit Facility.  The balance of the $25.0 million issued was used to pay down the Company’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the Senior Credit Facility.  As of September 30, 2008, $152.4 million of Senior Subordinated Notes remain outstanding.

The AGI Indenture pursuant to which the AGI Senior Subordinated Notes were issued and the Senior Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at September 30, 2008.

On March 24, 2005 in a private placement, AGHI, the Company’s parent, issued $88.2 million principal amount of the 10-7/8% senior notes due February 15, 2012 (the “AGHI Notes”).  Interest on the AGHI notes is payable semi-annually on February 15 and August 15.  For interest payments on and prior to February 15, 2008, AGHI had the election to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date is March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes.  AGHI paid the interest on the AGHI Notes due August 15, 2007 and 2008 from proceeds of capital contributions made by AGHI’s parent, AGHC in the amount of $5.9 million and $6.2 million, respectively.  As of September 30, 2008, $111.6 million of AGHI Notes remain outstanding.

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

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (2.80% at September 30, 2008 based upon the July 31, 2008 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  On March 19, 2008, the Company entered into an interest rate swap agreement with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (2.80% at September 30, 2008 based upon the July 31, 2008 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The fair value of the swap contracts were zero at inception.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The Company entered into the interest rate swap contracts to limit the effect of increases on our floating rate debt.  The interest rate swap contracts are designated as a cash flow hedge of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreements expire on October 31, 2012.  The fair value of the swap contracts are included in other accrued liabilities and totaled $4.6 million and $4.7 million as of September 30, 2008 and December 31, 2007, respectively.

Due to the potential sale of Camping World, a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement is deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement will be included in earnings prospectively beginning October 1, 2008.  Changes in value from September 26, 2008 to September 30, 2008 were immaterial.  A highly-effective hedge on the $100.0 million outstanding debt by the $100.0 notional amount of interest rate swap agreement is still deemed to be probable as the Company will maintain its LIBOR-based debt at a minimum of $100.0 million until the interest swap expire date of October 31, 2012.

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

For the nine months ended September 30, 2008, the Company incurred $0.1 million of deferred executive compensation benefit under the phantom stock agreements, and made payments of $1.8 million under the terms of the vested phantom stock agreements.  The earned incentives under these agreements are scheduled to be paid at various times over the next four years.  Phantom stock payments totaling $6,000 are scheduled to be made for the remainder of 2008.

Capital expenditures for the first nine months of 2008 totaling $9.4 million decreased $5.2 million from the first nine months of 2007 primarily due to a slow down of new retail store openings.  Additional capital expenditures of $2.6 million are anticipated for the balance of 2008 primarily for information technology, a retail warehouse management system, computer hardware, and membership system and online upgrades.

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

In 2005, AGHI issued $88.2 million principal amount of its 10-7/8% Senior Notes due 2012 (the “AGHI Notes”) and contributed the net proceeds, approximately $81.0 million, to the Company and in turn, the Company made an equity contribution to Camping World.

Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. that created a new wholly-owned subsidiary named CWFR Capital Corp. (“CWFR”) which is an “unrestricted subsidiary” under the AGHI Notes, and the AGI Indenture, and made an equity capital contribution to CWFR in an equal amount to the capital contribution that it received from Camping World.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the AGHI Notes.  CWFR used the proceeds from the equity capital contribution to acquire the FreedomRoads Preferred Interest.  FreedomRoads is owned 90% by The Stephen Adams Living Trust, which also indirectly owns 99.1% of the outstanding capital stock of AGHC and indirectly AGI.

Based on the results of the Valuation Report, the Company recorded an impairment charge of $81.0 million in the third quarter of 2008 that wrote down to zero the carrying value of the preferred interest (the “FreedomRoads Preferred Interest”) held by an indirect subsidiary of Camping World in FreedomRoads Holding Company, LLC (“FreedomRoads”), a holding company whose subsidiaries sell and service new and used recreational vehicles.  The $81.0 million impairment charge was recorded as a result of declining performance of the recreational vehicle industry driven by overall weakening of the economy and a significant decline in consumer confidence, in addition to limited credit available to consumers interested in purchasing recreational vehicles.

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

In the third quarter of 2008, the Company noted continued reduction in same store sales at Camping World, Inc. (“Camping World”) as well as deterioration of general economic conditions and consumer confidence.  Based on the above, the Company determined that there were identified indicators of impairment in the Camping World reporting unit.

The results of a third party valuation report (“Valuation Report”) prepared in the third quarter by a nationally recognized firm in anticipation of the potential sale of Camping World (see Footnote 12- Recent Events) indicated that the estimated fair value of the Camping World reporting unit was less than book value.  The excess of the carrying value over the estimated fair value of the Camping World reporting unit was primarily due to the decline in the recreational vehicle and camping retail markets leading to lower expected future cash flows for the business and lower market comparables. In determining the fair value, the Company used a weighted average of the income valuation approach and market valuation approaches.

In performing the second step of the goodwill impairment test, the Company allocated the estimated fair values of the Camping World reporting units determined in step one of the impairment test, to the assets and liabilities of the respective reporting unit in accordance with SFAS No. 141 “Business Combinations”. The Company measured the impairment for the Camping World reporting unit to be equal to the carrying value of its goodwill, or $47.6 million.  The Company recorded an impairment charge of $47.6 million in the third quarter of 2008 related to Camping World, which is part of the retail segment.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. The Company’s estimates of fair value utilized in goodwill test may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, determination of market comparables, economic conditions, or changes to the Company’s business operations. Such changes may result in impairment charges recorded in future periods.

The Company has evaluated the remaining useful lives of its property and equipment and finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary.  The Company determined that no adjustments to the useful lives of its property and equipment or finite-lived purchased intangible assets were necessary. Future goodwill impairment tests could result in a charge to earnings.  The Company will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of unrealized losses on cash flow hedges.  At September 30, 2008, accumulated other comprehensive loss was $4.6 million.

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

Due to the potential sale of Camping World, a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement is deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement will be included in earnings prospectively beginning October 1, 2008.  Changes in value from September 26, 2008 to September 30, 2008 were immaterial.  A highly-effective hedge on the $100.0 million outstanding debt by the $100.0 notional amount of interest rate swap agreement is still deemed to be probable as the Company will maintain its LIBOR-based debt at a minimum of $100.0 million until the interest swap expire date of October 31, 2012.

Fair Value Measurements

As discussed in Note 2 to the unaudited condensed consolidated financial statements, the Company adopted the provisions of Statement 157 effective January 1, 2008.  The Company has determined that it utilizes observable (Level 2) inputs in determining the fair value of its interest rate swap contracts which totaled $4.6 million at September 30, 2008.

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

Interest Rate Sensitivity Analysis

At September 30, 2008, we had debt totaling $293.1 million, comprised of $0.9 million of variable rate debt and $292.2 million of fixed rate debt, comprised of $135.0 million of debt fixed through the interest rate swap agreements, $152.4 million of Senior Notes and $4.8 million of purchase debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of less than $0.1 million.  The new interest rate swap agreement dated March 19, 2008 to fix an additional $35.0 million of debt was effective in April 30, 2008.

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

ITEM 4: CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15e under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the President and Chief Executive Officer along with the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  Management determined that, as of September 30, 2008, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

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

AFFINITY GROUP, INC.

/s/ Thomas F. Wolfe
Date: November 14, 2008	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer