Form 10-K/A
period 2008-12-31
AFFINITY GROUP INC
filed 2009-07-15
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K Amended

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 333-113982

AFFINITY GROUP, INC.
(Exact name of registrant as specified in its charter)

	Delaware	13-3377709
	(State of incorporation or organization)	(I.R.S. Employer Identification No.)

	2575 Vista Del Mar Drive Ventura, CA 93001 (Address of principal executive offices)	(805) 667-4100 (Registrant’s telephone number including area code.)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
9% Senior Subordinated Notes Due 2012

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES	NO X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES	NO X

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

amendment to this Form 10-K.	___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).  (Check one):

Accelerated filer	Large accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	July 15, 2009
Common stock, $.001 par value	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

CORRECTION OF CERTIFICATIONS

The Affinity Group, Inc. 2008 10-K is amended due to the inadvertent exclusion of verbiage on Exhibits 31.1 and 31.2, Certifications of the Chief Executive Officer and Chief Financial Officer.  Refer to revised exhibits below.

AFFINITY GROUP, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2008

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Certificate of Incorporation of Affinity Group, Inc. (1)	3.1
Bylaws of Affinity Group, Inc. (1)	3.2
Certificate of Ownership and Merger (1)	3.3
Indenture (including form of 9% Senior Subordinated Notes due 2012) dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee (1)	4.5
Registration Rights Agreement dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named herein and CIBC World Markets Corp., as Initial Purchaser (1)	4.6
Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries, as amended (1)	10.1
Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc. (1)	10.2
Form of Phantom Stock Agreements between certain executives and CWI, Inc. (1)	10.3
Form of Phantom Stock Agreements between certain executives and Camp Coast to Coast, Inc. (1)	10.4
Working Agreements and Service Agreements with National General Insurance Contract, as amended (1)	10.6
401(k) Savings and Investment Plan (1)	10.7
Form of Indemnification Agreement for persons consenting to serve as directors (1)	10.8
Unsecured Promissory Note of AGRP Holding Corp., dated December 5, 2001 (1)	10.9
Amended and Restated Marketing Agreement, dated March 15, 2002 by and between Camping World, Inc. and National General Insurance Company (1)	10.10
Amended and Restated Credit Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent (1)	10.11

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Senior Secured Floating Rate Note Purchase Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the noteholders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent and General Electric Capital Corporation, as documentation agent (1)	10.12
First Amendment to Credit Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.13
First Amendment to Note Purchase Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.14
Second Amendment to Credit Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.15
Second Amendment to Note Purchase Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.16
Third Amendment to Credit Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.17
Third Amendment to Note Purchase Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.18

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Agreement with Cross Country Motor Club, Inc. dated September 7, 2004 (3)	10.19
Lease Agreement for distribution center in Franklin, Kentucky (5)	10.20
Fourth Amendment to Credit Agreement dated March 24, 2005 (6)	10.21
Fourth Amendment to Note Purchase Agreement dated March 24, 2005 (6)	10.22
Preferred Membership Unit Subscription Agreement dated March 24, 2005 between FreedomRoads Holding LLC and CWFR Capital Corp. (6)	10.23
Fifth Amendment to Credit Agreement dated November 13, 2005 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (7)	10.24
Second Amendment to Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries (8)	10.25
Sixth Amendment to Credit Agreement dated March 3, 2006 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (10)	10.26
Seventh Amendment to Credit Agreement dated June 8, 2006 among Affinity Group, Inc., the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (11)	10.27
Agreement with Brickell Financial Services Motor Club, Inc. dated September 28, 2007 (13)	10.28
Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc. (14)	10.29
Ninth Amendment to Credit Agreement dated September 8, 2008 among Affinity Group, Inc., the guarantors party hereto, the lenders party hereto, Canadian Imperial Bank of Commerce as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation ad documentation agent. (15)	10.30
Tenth Amendment to Credit Agreement dated September 8, 2008 among Affinity Group, Inc., the guarantors party hereto, the lenders party hereto, Canadian Imperial Bank of Commerce as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent.	10.31

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Second Lien Note Purchase Agreement dated June 5, 2009 among Affinity Group, Inc., the guarantors party hereto, the note purchasers party hereto, and New York Life Investment Management LLC as Administrative Agent	10.32
Option Agreement dated June 5, 2009 between Affinity Group, Inc. and The Stephen Adams Living Trust	10.33
Subsidiaries of the Registrant	21
Powers of Attorney	24.1
Certification of President and Chief Executive Officer	31.1	7
Certification of Senior Vice President and Chief Financial Officer	31.2	9
Appointment of Directors (9)	31.3
Appointment of Principal Officers (12)	31.4
Statement Pursuant to 18 U.S.C. Section 1350	32.1
Statement Pursuant to 18 U.S.C. Section 1350	32.2
Affinity Group Code of Professional Conduct (2)	99.1

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