Form 10-Q/A
period 2009-03-31
AFFINITY GROUP INC
filed 2009-07-15
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q Amended

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
March 31, 2009	333-113982

AFFINITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

9% Senior Subordinated Notes Due 2012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      YES     X       NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filings).         YES              NO     X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company
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

CORRECTION OF CERTIFICATIONS

The Affinity Group, Inc. 10-Q for the quarter ended March 31, 2009 is amended due to the inadvertent exclusion of verbiage on Exhibits 31.1 and 31.2, Certifications of the Chief Executive Officer and Chief Financial Officer.  Refer to revised exhibits below.

1