Form 10-K
period 2009-12-31
AFFINITY GROUP INC
filed 2010-03-31
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                              YES    X          NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES                 NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).  (Check one):

Accelerated filer            Large accelerated filer             Non-accelerated filer   X        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	March 31, 2010
Common stock, $.001 par value	2,000

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

There are approximately 1.8 million dues paying members enrolled in our clubs.  We currently have approximately 4.5 million in aggregate circulation and 0.8 million paid circulation across our 35 publications.  For the year ended December 31, 2009, our revenue, operating loss and net loss were $471.8 million, $23.1 million and $38.9 million, respectively.

Competitive Strengths

We believe that our key competitive strengths are as follows:

Recurring Cash Flow Stream - Approximately 79% of our operating income, net of non-recurring, non-cash charges, is generated through our non-retail-based business which historically has provided a recurring income stream through a core base of customers.  Our four established membership clubs have an average renewal rate for the five calendar years ended 2009 of 66%, which we believe compares favorably to other subscription-based businesses. Similarly, our membership-based products and services have historically also experienced high renewal rates, averaging approximately 86% over the past five years for our largest product and service offerings, Emergency Road Service (“ERS”), RV vehicle insurance and extended warranty.

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

We believe our significant size relative to our competition is a meaningful advantage that provides us greater leverage to negotiate benefits and discounts with third-party service providers for our members and consequently enhances the value of our product and service offerings.  Additionally, these negotiating and pricing advantages allow us to increase membership dues without risking the loss of members, who are compensated by additional savings and attractive other product and service offerings.  Our 1.8 million club members and the 8.1 million consumers in our proprietary database serve as a unique, captive audience for direct marketing, which we believe significantly lowers customer acquisition costs relative to our competitors and facilitates cost-effective cross-

selling.

Membership Services Segment remains stable- Our financial operating performance has felt the effects of the current economic downturn but we believe that our Membership Services segment will not experience the downturn to the same extent as our other business segments.  While competition is intense for consumer expenditures, we believe that consumers value the annual savings of club membership.  We market our clubs, products and services to a sizable existing installed base of over 7.9 million RV owners, which affords us the ability to continue to attract new customers irrespective of new RV sales.  We believe RV owners may be more likely to take vacations utilizing RVs during an economic downturn, because they are generally less expensive than vacations necessitating plane or train travel and hotel accommodations, which could increase sales of our products.

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

Experienced and Incentivized Management Team - Our executive management team has extensive publishing, direct marketing and retail experience with significant expertise in the RV industry. With an average of fifteen years with our Company, the team has developed substantial experience in increasing our target customer base, using strategic alliances to bolster product offerings that create value for our customers and increasing cross-selling opportunities for our high margin product offerings.  Our executive management team is compensated both through an annual salary and through a management incentive program that is directly tied to our financial performance.

Our Strategy

Our primary business strategy is to maximize the sale of club memberships, products, services, publications and merchandise to our target customer base of RV owners and outdoor enthusiasts. To this end, we focus on cross-selling our various offerings to each of our customers while managing customer acquisition costs and maintaining high renewal rates by providing attractively priced product offerings tailored to meet the needs of our target customers.

Maximize Customer Retention with Value-Added Product Offerings - A key aspect of our strategy is to develop strong membership loyalty by providing an attractive value proposition for club members and offering add-on products specifically targeted to meet their needs as reflected by our strong customer renewal rates. Each of our five membership clubs provides our customers with tangible savings which substantially exceed the membership fee.  On average, club members benefit by saving approximately six times the cost of their annual membership dues as the result of being able to purchase products and services at discounts made available through our clubs.  We believe that the participation levels and renewal rates of club members reflect the benefits derived from their membership.  To improve customer renewal rates, we constantly evaluate member satisfaction and actively respond to changing member preferences through the enhancement or introduction of new membership benefits including products and services.

Efficiently Acquire New Customers - We believe efficient customer acquisition and a sizeable database population are critical to driving our growth and profitability.  Camping World and its discount buyer’s club, President’s Club, together, account for approximately 53% of our new customer database entries.  In addition to being a highly valuable customer loyalty program, President’s Club allows us to capture specific information about each customer including RV type and usage, as well as information on the customer’s age, income, net worth and interests, while adding virtually no incremental customer acquisition costs.  We are able to customize our direct marketing offers based upon our customers’ profiles.  Other methods of customer acquisition include purchasing lists from data providers and placing our publications at campgrounds and RV dealerships. We then manage our database and target our offers to the customers most likely to purchase more than one of our product offerings.

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

Expand Presence in Specialty Recreation Niche - We believe aggregate circulation of our magazines is an important factor in determining the amount of revenue we can obtain from advertisers.  Consequently, we seek to expand our presence as a publisher in select recreational niches through the introduction of new magazine titles and the acquisition of other publications or businesses in our markets or in complementary recreational market niches.  Publications in complementary niches may also provide the opportunity to launch new membership clubs, to market our products and services to new customers and to develop other products and services, which meet the special needs of these customers.  For example, our acquisition of the publishing assets of Nordskog Publications, Inc. in May 2005 allowed us to expand our presence in the recreational boat market niche.  In addition, we now operate 40 consumer outdoor recreation shows, most of which were acquired from Royal Productions, Inc. in December 2005, Plus Events shows in February 2006, four shows purchased from Apple Rock Advertising and Promotions, Inc. in September 2006, five shows purchased from Industrial Expositions, Inc. in February 2007, nine shows were purchased from MAC Events, LLC in January 2008, and three shows were purchased from Mid America Expositions, Inc. in February 2008.  These shows provide an expanded face-to-face forum for acquiring new customers.

Camping World Penetration - We have slowed the controlled expansion of our Camping World supercenter network.  In 2009, we opened one new Camping World store, closed one under-performing store, and do not intend to open additional retail stores in 2010.  In addition to generating increased cash flows from the sale of merchandise, our large network of geographically diverse Camping World stores enhances our ability to market our portfolio of membership clubs, publications and product and service offerings to a significantly larger customer base.

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

The following table sets forth the number of members at December 31, 2009, annual membership dues and average annual renewal rates during the period of 2005 to 2009 for each club:

	Number of Members		Average Renewal
Membership Club	at December 31, 2009 (1)	Annual Fee (2)	Rate (3)

Good Sam Club	930,000	$12 - $30	62%

President’s Club	755,300	$15 - $20	71%

Coast to Coast Club	53,700	$90 - $140	69%

Other Clubs:
Golf Card Club	24,400	$49 - $65	52%

Camp Club USA (4)	41,300	$40 - $50	38%

(1)  Also includes multi-year and lifetime members.

(2)  For a single member, subject to special discounts and promotions.

(3)  Excludes members having lifetime memberships.

(4)  Camp Club USA was launched in 2006; includes only two full years of renewal data.

In addition to regular annual memberships, we also sell multi-year memberships.  We believe that multi-year memberships provide several advantages, including the up-front receipt of dues in cash, reduced membership costs and a strengthened member commitment.

Good Sam Club

The Good Sam Club, a membership organization for RV owners, is the largest RV organization worldwide with approximately 930,000 member families.  As of December 31, 2009, there were 1,557 local chapters throughout the United States and Canada.  The average renewal rate for Good Sam Club members was approximately 62% during the period 2005 through 2009. The renewal rate was approximately 58% in 2009.

The Good Sam Club is widely recognized as an essential part of the RV ownership experience.  By delivering value to members through information, support and benefits, including 10% discounts at 1,580 RV parks and service centers across the U.S. and Canada, members save money, come together to share experiences and more thoroughly enjoy RVing.  Other benefits include a free annual subscription to Highways, the club’s news magazine; discounts on the Company’s other publications; trip routing and mail-forwarding; and access to products and services developed for club members.  Based on typical usage patterns, we estimate that Good Sam Club members realize estimated annual savings from discounts of approximately $110.

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

In 1992, the Good Sam Club began selling lifetime memberships.  In 2009, the average price for a life membership was $302 with approximately 157,700 members registered as of December 31, 2009.  Based on an actuarial analysis of the life members, we expect the average length of a lifetime membership to be 18 years.

The following table lists the number of club members and RV parks and campgrounds from 2005 through 2009 at which discounts for members were available at December 31st of the respective year:

	2009	2008	2007	2006	2005

Number of Good Sam memberships	930,000	952,200	1,012,500	992,000	984,100

Lifetime members included above	157,700	150,900	146,400	143,000	136,100

Number of RV campgrounds offering discounts to Good Sam members	1,580	1,520	1,500	1,610	1,580

President’s Club

The President’s Club program, which was established in 1986, is the discount buyer’s club for Camping World and the second largest RV club worldwide (behind only our Good Sam Club).  As of December 31, 2009, the President’s Club had approximately 755,300 members.  The primary benefit offered to members of the President’s Club is a 10% discount on all retail merchandise at Camping World stores.  The President’s Club offers us an extremely cost effective and powerful method of acquiring new customers and retaining existing customers who are entering the RV lifestyle or have been in the lifestyle for some time.  We use the significant amount of information gathered when a customer signs up for membership in the President’s Club to tailor product offers that are most meaningful to the customer’s needs and interests.  Additionally, we believe that the President’s Club, much like a traditional customer loyalty program, serves to bolster sales at our Camping World supercenters.

In addition to the 10% discount at Camping World stores, President’s Club members also receive RV View, the club magazine, as well as special mailings, including newsletters and flyers offering selected products and services at special prices.  The President’s Club brand is marketed in conjunction with the Camping World brand in the majority of our promotional pieces directed at these customers related to our product and service offerings.

President’s Club memberships may initially be obtained for one, two or three years at a standard price of $20, $35 or $50, respectively.  We estimate that the average President’s Club member realizes annual savings of approximately $35.  The average renewal rate for members of the President’s Club was 71% during the period from 2005 to 2009.

The following table sets forth the number of President’s Club members and number of retail stores at year-end for 2005 through 2009:

	2009	2008	2007	2006	2005

Camping World’s President’s Club memberships	755,300	718,500	738,500	680,300	643,100

Number of stores	78	78	77	63	44

Coast to Coast Club

The Coast to Coast Club has operated a reciprocal use network of private RV resorts in North America since 1972.  The club offers a series of membership benefits depending upon pricing and program type under the Coast to Coast Club name.  Members of the Coast to Coast Club belong to a private RV resort owned and operated by parties unrelated to us.  Our club members may use the other resorts in the Coast to Coast Club network on a reservation or space available basis and obtain discounts from other non-private campgrounds.  At December 31, 2009, there were approximately 53,700 member families in the Coast to Coast Club which had nationwide access to approximately 238 private RV resorts and a network of 189 public affiliated campgrounds that participated in the Coast to Coast Club reciprocal use programs.  These private resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins, park models, and condominiums.  For an initial membership fee plus annual maintenance fees, both paid by the customer to the resort, the private resorts provide an RV site with water, sewer and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities.  We have established quality criteria for resorts to join and remain in the Coast to Coast Club networks.

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

We believe that resorts participating in the Coast to Coast Club networks view access to reciprocating member resorts as an incentive for their customers to join their resort.  Because a majority of Coast to Coast Club members own RVs, access to participating resorts throughout North America can be an important complement to local resort membership.  Based on typical use patterns, we estimate that Coast to Coast Club members realize estimated annual savings from these discounts of approximately $117.  The average annual renewal rate for members of the Coast to Coast Club after the initial one-year membership (which is generally paid by the member resort not the club member) was approximately 69% during the period 2005 through 2009.

The following table sets forth the number of members in the Coast to Coast Club, resorts participating in the reciprocal use program, and the number of public resorts extending discounts to Coast to Coast Club members for 2005 through 2009.   The membership decline in Coast to Coast Club results from our reliance on the private park network to promote and generate new park members, and ultimately sell our product, a lack of new park development, and our exclusion of sub-

standard parks from the network.

	2009	2008	2007	2006	2005

Number of Coast to Coast Club memberships	53,700	60,200	69,600	78,900	85,200

Participating private resorts	238	239	241	301	301
Participating public resorts	189	211	210	228	225

Golf Card Club

The Golf Card Club, founded in 1974, had approximately 24,400 members at December 31, 2009.  The major attraction for membership is the financial savings which members receive when playing at any of the approximately 2,610 participating golf courses located throughout the US and Canada. The annual membership fee varies with the length and type (single or double) of membership.  We believe that the participating golf courses providing playing privileges to club members represent the largest number of golf courses participating in a discount program in North America.  None of the participating golf courses are owned or operated by us.

Golf Card Club members receive a variety of benefits, including:  a minimum of two rounds annually of free or discounted golf at participating golf courses; discounted vacation packages at 132 “Stay and Play” resorts; discounts on golf practice at 35 driving ranges; savings on golf merchandise purchases at select member golf courses; car rental discounts from National and Alamo; an annual subscription to the Golf Traveler member publication, published three times per year in print and twelve times electronically; the annual directory listing participating golf courses and resorts; chances to win free golf merchandise in quarterly member giveaways; access to 61 local Grasshopper Clubs for tournaments and social activities; an opportunity to play in member-guest tournaments; an opportunity to test (and keep) select golf products; a chance to win a free golf lesson from a participating Golf Card pro; and access to the club web site (www.golfcard.com) including member-only features such as handicap tracking, course reviews, and trip routing.

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

The standard annual membership fee is $49 for a single membership and $89 for a twosome membership.  Multi-year memberships range from a single two-year membership for $118, to a three-year twosome membership for $267.  The average renewal rate for Golf Card Club members was approximately 52% for the period from 2005 to 2009.  The membership decline in Golf Card Club since 2004 resulted from management’s decision to cease acquisition marketing due to lack of affinity to our other clubs.

The following table sets forth the number of Golf Card Club members, participating golf courses and “Stay and Play” resorts at December 31st of each respective year:

	2009	2008	2007	2006	2005

Number of Golf Card Club memberships (1)	24,400	31,700	44,900	55,000	57,800

Number of Participating Golf Courses	2,610	2,820	3,000	3,300	3,600

Number of “Stay and Play” Golf Resorts	132	133	144	165	175

(1)  A single membership counts as one member and a double membership as two members.

Camp Club USA

Camp Club USA was launched January 2006 as a discount camping club offering a 50% discount on campsites.  At December 31, 2009 we had approximately 41,300 members.  Members receive a variety of benefits, including 50% savings at 1,136 campgrounds, an annual directory with maps, directions, amenities, monthly member giveaways, $50 cash for camping and travel tips, and a monthly eNewsletter with campground updates, features and travel tips.  Based on surveys conducted by us, members realize savings at campgrounds ranging from $100 to $150 annually, which significantly exceed the cost of membership.

The following table sets forth the number of Camp Club USA members and participating campgrounds at December 31st of each respective year:

	2009	2008	2007	2006

Camp Club USA members	41,300	41,200	38,100	22,900

Participating campgrounds	1,136	1,113	727	603

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

Emergency Road Service

The Company developed ERS initially for Good Sam Club members in 1984, as an enhancement to their club membership.  Since then, the Company has expanded the breadth of its programs and now includes club members as well as non-club members.  Currently 33% of the Good Sam Club members are enrolled in the Good Sam ERS program.  Specializing in RV towing, the Company targets diversified market niches with identifiable products that serve various service level objectives.  The Company markets its products through direct mail, but also through the internet, RV publication advertising, space ads, promotional events, and telemarketing.  Annual subscriber dues range from $64.95 to $149.95 and benefits include specialized towing, roadside assistance, towing, and other travel-related benefits and services.

The table below sets forth the total enrollment in the various ERS programs for 2005 through 2009:

	2009	2008	2007	2006	2005

ERS Enrollment	356,200	354,400	388,500	379,200	369,900

Enrollment in the various ERS programs grew consistently since 1998 with the exception of a decline in 2008 due to soft market conditions, which resulted in a reduction in member acquisitions.  A focus on marketing efforts in key distribution channels, including the internet, reversed the decline in 2009.

Vehicle Insurance Programs

We provide our customers with several property and casualty insurance products, including two specialized RV insurance programs, a motorcycle insurance program and a homeowner’s insurance program.  The two core brands are the Vehicle Insurance Program (“VIP”) and the Motor Vehicle Program (“MVP”); each of these products is promoted to the Company’s database through various direct marketing channels.  At December 31, 2009, the two programs had approximately 168,200 policyholders, which represented a 12.0% and 4.5% penetration, respectively, of the Good Sam Club and the President’s Club.  During the period 2005 to 2009, the average renewal rate of members participating in these insurance programs was 90%.  We have a marketing arrangement with a third party licensed insurer that provides the vehicle insurance.  The Company receives revenue for both new and renewing policyholders, while we share only in the acquisition marketing expenses with the insurer.  All claims risk is carried by the third-party provider.

The following provides detail of the total number of policies in force, the dollar amount of written premiums generated on the book of business, and the marketing fees generated for 2005 through 2009:

	2009	2008	2007	2006	2005

Total policies in force	168,200	184,100	201,700	201,400	205,800

Written premiums paid to insurance providers (in millions)	$ 197	$ 218	$ 243	$ 253	$ 251

Marketing fees (in millions)	$ 17	$ 18	$ 20	$ 20	$ 20

The reduction in policies in force from 2008 to 2009 resulted from consumers increasingly buying travel trailers instead of motorhomes, which has traditionally been the best responding segment for our product.  More competitive insurance pricing has been recently initiated to better appeal to non-motorized/travel trailer needs.

Other Products and Services

Other products and services marketed to club members include extended vehicle warranties, vehicle financing, credit cards, supplemental health and life insurance, and financial services.  Most of these services are provided to club members by third parties who pay us a marketing fee.

Our Continued Service Plan (“CSP”), a private label extended vehicle warranty program for RVs, had total net revenue for 2009 of $34.9 million, increasing 14% over 2008.  The program had approximately 47,700 policies in force as of December 31, 2009.  Sales of new policies were derived from direct mail marketing, print ads in our magazines, Internet and e-mail solicitations, and retail kiosks in Camping World stores.  Policy renewals represented 59% of the total revenue in 2009.  We also offer CSP through our Authorized RV Dealer Program.  As of December 31, 2009, there were 82 dealer locations authorized to sell extended vehicle warranty and other products and services offered by the Company.  Of the 82 dealer locations, none are owned and operated by FreedomRoads Holding LLC or its subsidiaries (collectively “FreedomRoads”).  FreedomRoads is indirectly owned and controlled by Stephen Adams, our Chairman and principal owner of our ultimate parent company.

Our RV financing program is administered by a third party financial institution.  The number of RV loans extended to our club members in 2009 increased by 33% from 2008.  This increase in loans can be directly attributed to our new third-party financing arrangement allowing our members access to more competitive interest rates.

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

The following chart sets forth the circulation and frequency of our publications:

	2009	Issues Published
Publication	Circulation	Annually

PAID CIRCULATION MAGAZINES (1)
American Rider	53,048	6
ATV Sport	31,338	3
Bass & Walleye Boats	50,598	4
Camping Life	68,206	8
MotorHome	126,051	12
Powerboat	21,228	8
Rider	137,624	12
SnowGoer	64,037	7
Trailer Boats	85,021	9
Trailer Life	196,210	12

CONTROLLED CIRCULATION- Business (2)
Boating Industry	26,000	11
Campground Management	14,219	12
PowerSports Business	12,000	14
PowerSports Business Dealer Directory	12,000	1
PowerSports Business Market Data Book	12,000	1
RV Business	15,019	6

CONTROLLED CIRCULATION- Consumer (3)
ATV Magazine	160,211	6
Watercraft World	50,548	1

FREE DISTRIBUTION (4)
Thunder Press- North	27,222	12
Thunder Press- South	20,199	12
Thunder Press- West	35,425	12
Woodall’s Regional News Tabloids	25,627	6

ANNUALS (1)
Cruiser Buyers Guide	47,000	1
Trailer Life RV Parks and Campgrounds Directory	192,826	1
Trailer Life’s RV Buyers Guide	95,745	1
Towing Guide	697,780	2
Ultimate Snowmobile Buyers Guide	47,227	1
Woodall’s Buyer’s Guide	38,792	1
Woodall’s Campground Directory	222,411	1
Woodall’s Tenting Directory	111,136	1

CLUB MAGAZINES (5)
Camp Club USA Directory	71,737	1
Coast to Coast Magazine	67,666	6
Golf Traveler (6)	28,462	4
Highways	934,021	11
RV View	740,750	4

(1)    Paid circulation, may include supplemental qualified controlled circulation.

(2)    Trade publication distributed to industry-specific groups.

(3)    Qualified and limited paid circulation.

(4)    Includes limited paid circulation.

(5)    Limited to club members and promotional copies.  The magazine is included with the membership.

(6)    Only one magazine is issued when two members are from the same household.

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

Trailer Life RV Parks and Campgrounds Directory, initially published in 1972, is an annually updated directory which provides comprehensive information on approximately 11,650 public and private campgrounds, over 860 RV service centers, and over 875 tourist attractions in North America.  It is the official directory of the Good Sam Club and is the premier source to find all the Good Sam discount locations.  This directory is sold primarily to Good Sam Club members and RV enthusiasts via direct mail, e-commerce, at RV dealerships, RV Parks and in bookstores.

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

Consumer Shows

We operate 40 consumer outdoor recreation shows primarily focused on RV and power sports markets.  Twelve of the shows were acquired from Royal Productions, Inc. in December 2005, six consumer shows were purchased from H & S Productions, LLC in February 2006, four RV shows were purchased from Apple Rock Advertising and Promotions, Inc. in September 2006, one show was acquired from MAC Events, LLC in January 2007, five shows were acquired from Industrial Expositions, Inc. in February 2007, nine RV and boat shows were acquired from MAC Events, LLC in January 2008, and three RV and boat shows were acquired from Mid America Expositions, Inc. in February 2008.  These shows provide us with the opportunity to reach new customers and interact with them on a face-to-face basis.  Revenues are recognized primarily from the sale of exhibitor booth space and admission fees.

Guest Services Campground Guides

We produce local campground guides distributed free of charge to approximately 350 campgrounds across the U.S., with limited distribution in Canada.  These guides include paid advertisements for local attractions, restaurants and services and also include a site map of the campground.

Retail

Camping World is a national specialty retailer of merchandise and services for RV owners.  With the opening of one Camping World supercenter in 2009, we currently operate 78 Camping World retail locations in 31 states.  These stores accounted for approximately 88% of the 2009 total retail revenue, while approximately 12% was derived from catalog and Internet sales.  One under-performing retail store was closed in 2009.

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

Camping World continued its controlled expansion of their supercenter store network while simultaneously developing dealer alliances across North America.  This marketing strategy provides an expanded number of customers with access to the vast array of products and services that we offer and generate traffic for our dealer partners by marketing locally, regionally and nationally our extensive parts and accessories business.  In 2003, we initiated the dealer alliance program under which we sublease space in an existing RV dealership where we operate a Camping World store or operate the Camping World store adjacent to the RV dealership.  Currently, we operate 51 Camping World stores alongside or within RV dealerships, including 48 Camping World stores that are part of our dealer alliance program.  Of these 51 Camping World stores that are alongside or within RV dealerships, 42 are located alongside or within dealerships indirectly owned or operated by FreedomRoads Holding LLC and its subsidiaries (collectively “FreedomRoads”).  FreedomRoads is indirectly owned and controlled by Stephen Adams, our Chairman and principal owner of our parent company. As of December 31, 2009, FreedomRoads through its subsidiaries operated 45 RV dealerships in North America.

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

Pursuant to the terms of the Amended and Restated Cooperative Resources Agreement (“Cooperative Resources Agreement”) dated January 1, 2008, by and between the Company and FreedomRoads and Camping World, Inc., FreedomRoads affirmed the right to use the Camping World logos, trademarks, and trade names (“CW Marks”).  The Cooperative Resources Agreement provides for a term of twenty-five years, commencing January 1, 2008 and requires payment by FreedomRoads of an annual fee based on revenue, as defined, in exchange for the right to use the CW Marks granted by AGI.  The fee for 2008 was $5.0 million and was paid by FreedomRoads to AGI in the first quarter of 2009.  On December 14, 2009, the Second Amendment to the Amended and Restated Cooperative Resources Agreement eliminated the annual fee payment by FreedomRoads to AGI, provided that FreedomRoads exclusively offer AGI products and services in point of sale customer transactions, and required that FreedomRoads and its subsidiaries purchase certain parts exclusively from Camping World.

On December 1, 2009, AGI entered into an agreement with FreedomRoads pursuant to which AGI acquired an option (“the “Option”) to purchase FreedomRoads’ “choice model” insurance business for the lesser of $5.0 million or seven times the business’ EBITDA (as defined) during the four quarters immediately preceding the closing date, and AGI paid FreedomRoads a $2.5 million deposit.  An additional deposit of $2.5 million is due no later than December 15, 2011.  By the terms of the Option, FreedomRoads is required to implement such policies, practices and procedures as AGI requests with respect to such business and apply the deposited funds to pay such implementation costs.  The Option may be exercised by AGI on or after May 15, 2012 but before May 15, 2013.  In the event the Option is not exercised, AGI shall have the right to return of the deposits, less costs incurred by FreedomRoads to implement any policies, practices or procedures that AGI requests with respect to such business.  The $2.5 million deposit is currently reported in Other Assets on the accompanying balance sheet as of December 31, 2009.

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

During 2009, Camping World distributed 3.0 million catalogs, 2.5 million of which were mailed in five separate mailings, and the remaining 500,000 catalogs were distributed in supercenters, at campgrounds and other RV locations, and as package inserts.  During the same period, Camping World processed approximately 229,000 catalog orders at an average net order size of $117, excluding postage and handling charges.

On January 1, 2009, a Series Entitlement and Sponsorship Agreement was entered into by and between National Association for Stock Car Auto Racing, Inc. (“NASCAR”) and FreedomRoads, and CWI, Inc. (“CWI”), a wholly owned subsidiary of Camping World, Inc. (the “NASCAR Sponsorship Agreement”).  Pursuant to the terms of this agreement, CWI and FreedomRoads obtained rights as the title sponsor of the NASCAR Truck Series.  The NASCAR Sponsorship Agreement provides for a term of seven years, commencing January 1, 2009 and terminating December 31, 2015, and requires the payment of annual rights fees in exchange for the rights granted to FreedomRoads and CWI.  The obligations of FreedomRoads and CWI under the Sponsorship Agreement are joint and several in nature, provided that the liability of CWI for the annual rights fees during the term of the NASCAR Sponsorship Agreement is capped at an aggregate of $6.5 million.  The amounts paid by CWI and allocated to FR are included in the payments to FreedomRoads as discussed in Item 13 — Certain Relationships and Related Transactions, and Director Independence.

Internet

The Internet has proven to be a significant, low-cost source for new club members, subscriptions and other ancillary product sales.  We maintain fifty-three Internet web sites, which are accessible directly or through http://www.rv.net.  In 2000, our club operations commenced a low-cost marketing strategy through e-mail membership acquisition campaigns.  Members added in 2009 under these programs represented over approximately 13% of all new club members.  E-mail acquisition campaigns and Internet online advertising generated $38.2 million of revenue in 2009.

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

Operations

Our customer service operations are located in Denver, Colorado and Bowling Green, Kentucky.  The primary focus of these groups is to manage our customers’ expectations and relationship with the organization.  These member service operations processed approximately 1.3 million telephone calls in 2009.  Over sixty percent of the calls originated from the marketing efforts of catalog mailings, membership acquisition, membership renewals and associated ancillary products and events.  All such efforts use toll-free numbers as a response mechanism.

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

Competition

In general, our membership clubs, retail (including internet and catalog) operations and publications compete with numerous organizations in the recreation industry for disposable income spent on leisure activities.  By offering significant membership benefits at a reasonable cost and actively marketing to club members, we believe that we have been able to maintain a loyal following for our membership organizations as evidenced by the high renewal rates of our membership clubs.  The products and services marketed by us compete with similar products and services offered by other providers.  However, management believes that we are able to use the large volume of purchases by our club members to secure attractive pricing for the products and services marketed by us.

Employees

As of December 31, 2009, we had 1,541 full-time and 96 part-time or seasonal employees, consisting of 9 executives, 1,083 employees in retail operations, 327 employees in administrative and club operations, 166 employees in publishing and advertising sales, 6 employees in resort services and 46 employees in marketing.  No employees are covered by a collective bargaining agreement.  We believe that our employee relations are good.

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

We have a significant amount of indebtedness.  As of December 31, 2009, our total debt and total stockholder’s deficit were $278.4 million and $221.5 million, respectively.  Our total debt as of December 31, 2009 primarily consisted of: (1) $128.9 million under the Amended and Restated Credit Agreement and Senior Secured floating Rate Note Purchase Agreement due March 31, 2010, (“Senior Credit Facility”), consisting of $110.8 million in term notes due March 31, 2010 and $18.1 million under the revolving credit facility due March 31, 2010, (2) $137.8 million under the Company’s 9% Senior Subordinated Notes due 2012 (“Senior Notes”), (3) $9.7 million under a second lien loan at 9% interest due July 31, 2010 (“the “Second Lien Loan”), (4) $1.0 million under loans from SA Holding, Inc., owned by our Chairman, Stephen Adams due March 1, 2010, and (5) $1.0 million under debt relating to publication and consumer event acquisitions over the last six years within our Media segment.  In the future, we intend to use cash generated by operations to reduce our indebtedness.  However, we may from time to time, subject to restrictions imposed by the terms of our indebtedness, pay dividends or find it more advantageous to employ cash generated by operations for capital investments and acquisitions.

The Senior Credit Facility matures on March 31, 2010.  As of December 31, 2009, there was $128.9 million outstanding under the Senior Credit Facility and it was secured by a lien on all of the Company’s assets and a pledge of the Company’s stock and the stock of its subsidiaries.  On March 1, 2010, AGI refinanced its existing Senior Credit Facility and its Second Lien Loan ($9.7 million outstanding on December 31, 2009) due July 31, 2010 through an amendment and restatement of the Senior Credit Facility (the “New Senior Credit Facility”).  The New Senior Credit Facility provides for term loans aggregating $144.3 million, including an original issue discount of 2%, that are payable in quarterly installments of $360,750 beginning March 1, 2011.  In addition, there are mandatory prepayments of the term loans from excess cash flow (as defined) and from asset sales.  The term loans under the New Senior Credit Facility mature on the earlier of March 1, 2015 or 90 days prior to the maturity of either the Senior Notes ($137.8 million principal amount outstanding at December 31, 2009 and are due on February 15, 2012) or AGHI’s 10-7/8% senior notes due 2012 ($113.6 million aggregate principal amount outstanding as at December 31, 2009 and are due February 15, 2015).  The New Senior Credit Facility also includes several restrictions on us, including on our ability to incur additional indebtedness, pledge assets, and make dividends and distributions.

In addition, on March 1, 2010, Camping World entered into a credit agreement (the “CW Credit Facility”) providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility matures on the earlier of March 1, 2013, 60 days prior to the date of maturity of the New Senior Credit Facility, or 120 days prior to the earlier date of maturity of the Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floats at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings or 1.0%) for borrowings whose interest is based on LIBOR.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The lenders under the New Senior Credit Facility and the CW Credit Facility have entered into an intercreditor agreement that governs their rights in the collateral that is pledged to secure their respective loans.

Our ability to satisfy our debt service obligations depends primarily on our operating performance.  Future debt repayments by us, including the principal amount of the notes, may require funds in excess of our available cash flow.  We cannot assure our stakeholders that we will be able to raise additional funds, if necessary, through future financings.  The indenture (the “AGI Indenture”) pursuant to which the Company issued the Senior Notes due 2012 imposes several restrictions upon us, including restrictions on our ability to incur additional indebtedness, pledge assets, and make dividends and distributions.

Our parent, AGHI, had debt as of December 31, 2009 consisting of $112.3 million principal amount of AGHI Notes which is net of $1.9 million unamortized original issue discount.  The AGHI Notes are unsecured obligations of AGHI, and neither AGI nor its subsidiaries have guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually and the entire principal amount of the AGHI Notes is due in full on February 15, 2012.  For interest payments on and prior to February 15, 2008, the Company had the election to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date is March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes.  AGHI paid the interest on the AGHI Notes due August 15, 2007,

August 16, 2008 and February 15, 2009 from proceeds of capital contributions made by AGHI’s parent, AGHC in the amount of $5.9 million, $6.2 million, and $6.2 million, respectively.  The interest payment due August 15, 2009 was paid in January 2010 with a $4.5 million cash payment (a $2.8 million capital contribution from its shareholder, and $1.7 million of permitted tax distributions from AGI), and the remaining $1.7 million was forgiven as the bonds were held by related entities.  AGHI satisfied the interest payment due February 15, 2010 on March 5, 2010 with $4.4 million in cash (funded, in part, from $2.5 million received by AGHI in connection with a waiver by AGHI of certain first refusal rights related to AGI’s vehicle insurance business and the balance from AGI as a permitted tax distribution) and the remaining $1.8 million through forgiveness of interest on AGHI Notes held by entities indirectly controlled by the Company’s sole shareholder.  As of December 31, 2009, $112.3 million of AGHI Notes remain outstanding, including $25.4 million due on March 15, 2010.  As part of the refinancing of the Senior Credit Facility on March 1, 2010, AGHI acquired the $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI and cancelled those notes.  Although a potential source of the cash payments of the AGHI Notes is dividends from AGI, there are certain restrictions on the payment of dividends under the New Senior Credit Facility and the AGI Indenture.

As a result of restrictions in the Senior Credit Facility, AGI is blocked from making distributions to AGHI for the purpose of paying interest on the AGHI Notes.  Recent interest payments have been made in whole or in part using the proceeds of capital contributions from AGHI’s parent and there can be no assurance that AGHI’s parent will continue to do so.

The New Senior Credit Facility, the AGI Indenture and the indenture governing our AGHI Notes contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets and investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The new loan agreement also has other significant obligations- observation rights, change in control, etc.  If we don’t provide satisfactory evidence regarding certain tax liabilities, etc., the loan can be called early.

Our substantial indebtedness could have important consequences to stakeholders in the Company.  For example, it could: (i) increase our vulnerability to general adverse economic and industry conditions, (ii) require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, expansion through acquisitions and other general corporate purposes, (iii) limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, (iv) place us at a competitive disadvantage compared to our competitors that have less debt, and (v) limit our ability, among other things, to borrow additional funds.

Despite current indebtedness levels and restrictive covenants, we still may be able to incur substantially more debt in the future.

Despite our current level of debt, we or our subsidiaries may be able to incur substantial additional debt in the future.  Our New Senior Credit Facility and the CW Credit Facility, both entered into on March 1, 2010, permit total borrowings of up to $166.3 million, including $144.3 million of term loans and an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  Although our New Senior Credit Facility, CW Credit Facility and AGI Indenture restrict us and our restricted subsidiaries from incurring additional debt, these restrictions are subject to important exceptions and qualifications.  If we or our subsidiaries incur additional debt, the risks that we and they now face as result of our leverage could increase.

If our financial condition and operating results deteriorate, our relationships with our creditors, including the lenders under our New Senior Credit Facility, the holders of the Senior Notes and our suppliers, may be adversely affected.

Our operations are substantially restricted by the terms of the New Senior Credit Facility and the AGI Indenture which could adversely affect us and increase our credit risk.

The New Senior Credit Facility and the AGI Indenture include a number of significant restrictive covenants.  These covenants restrict, among other things, our ability to: (i) incur more debt, (ii) pay dividends or make other distributions, (iii) make investments, (iv) issue stock of subsidiaries, (v) repurchase stock, (vi) create liens, (vii) enter into transactions with affiliates, (viii) enter into sale-leaseback transactions, (ix) merge or consolidate, and (x) transfer and sell assets.

Our New Senior Credit Facility contains additional and more restrictive covenants than the terms of the AGI Indenture, including financial covenants that require us to achieve certain financial and operating results and maintain compliance with specified financial ratios.  Our ability to comply with these covenants and requirements may be affected by events beyond our control, and we may have to curtail some of our operations and growth plans to maintain compliance.

These covenants could limit our ability to plan for or react to market conditions or to meet our capital needs.  These covenants are subject to certain important exceptions.  AGI was in compliance with its debt covenants at December 31, 2009.

If we are not able to comply with the covenants and other requirements contained in the New Senior Credit Facility, the AGI Indenture or our other debt instruments, an event of default under the relevant debt instrument could occur.  Our ability to comply with the provisions of the New Senior Credit Facility, the AGI Indenture and the agreements or indentures governing other debt we may incur in the future could be affected by events beyond our control and, therefore, we might be unable to meet the requirements of those debt instruments, including operating ratios and conditions. If an event of default does occur, it could trigger a default under our other debt instruments, we could be prohibited from accessing additional borrowings, and the holders of the defaulted debt could declare amounts outstanding with respect to that debt to be immediately due and payable.  We cannot assure our stakeholders that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments or that we would be able to refinance or restructure the payments of these debt instruments.  Even if we were able to secure additional financing, it may not be available on terms favorable to us.

To service our indebtedness, we will require a significant amount of cash, the availability of which depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and the indebtedness of our subsidiaries, and to fund planned capital expenditures will depend on our ability to generate cash in the future and our creditworthiness. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure our stakeholders that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the New Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness, including the New Senior Credit Facility and the Senior Notes, as they become due or to fund our other liquidity needs.  If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, sell additional shares of capital stock or restructure or refinance all or a portion of our debt, including the Senior Notes, on or before its maturity.  We cannot assure our stakeholders that we will be able to refinance any of our indebtedness, including the New Senior Credit Facility and the Senior Notes, on satisfactory terms or at all.

Our failure to comply with our obligations under the New Senior Credit Facility or the AGI Indenture may result in an event of default under those debt instruments.  A default, if not cured or waived, may permit acceleration of our other indebtedness.  We cannot be certain that we will have funds available to remedy these defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

We may not have the ability to raise the funds necessary to repurchase the Senior Notes upon a change of control.

Upon the occurrence of certain specific kinds of change of control events, we will be required to offer to repurchase all outstanding Senior Notes at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase.  However, it is possible that we may not have sufficient funds at the time of the change of control to make any required repurchases or that the New Senior Credit Facility will not allow such repurchases.  Our failure to purchase tendered notes would constitute a default under the AGI Indenture. In addition, certain important corporate events relating to our capital structure would not constitute a “change of control” under the AGI Indenture.

The interests of affiliates of our senior lender may conflict with the interests of holders of the debt instruments.

We understand that an affiliate of a lender under the New Senior Credit Facility may hold a significant amount of the AGHI Notes.  The interests of such affiliate may conflict with the interests of stakeholders in AGI, including holders of the Senior Notes, leading such lender under the New Senior Credit Facility to take actions, or defer from taking actions, that a lender would have taken without such affiliate’s interest in the AGHI Notes.

Risks Relating to Our Business

We depend on our ability to attract and retain active members.

Our future success depends in large part upon continued demand for our membership club programs by consumers.  Any number of factors could affect the frequency with which consumers participate in our programs or whether they enroll in a membership club at all.  These factors include (1) consumer taste preferences, (2) the frequency with which members participate in club activities, (3) general economic conditions, (4) weather conditions, (5) the availability of alternative discount programs in the region in which consumers live and work, (6) significant increases in gasoline prices, and (7) the disposable income of consumers available for discretionary expenditures.  Any significant decline in usage or increase in program cancellations, without a corresponding increase in new member enrollments, could have a material adverse effect on our business.

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

Our activities relate significantly to the amount of leisure time and the amount of disposable income available to users of our products and services.  Our business, therefore, is sensitive to general economic conditions affecting the willingness of consumers to purchase club memberships and related products and services and of advertisers to place advertisements in our publications.  Our 2009 total revenue experienced a 10.3% drop from 2008 primarily as a result of the 2008/2009 recession.  In particular, during the gasoline shortages and resulting price increases in 1973, 1980 and 1990, there was a reduction in advertising revenues for our publications.  In addition, the success of the membership club portion of our business depends on our members’ use of certain RV sites and/or golf courses or the purchase of goods through participating merchants.  If the economy slows, our members may perceive that they have less disposable income to permit them to pursue leisure activities.  As a consequence, they may travel less frequently, spend less when they travel and use the benefits of their club memberships less often, if at all. Any decline in program usage would hurt our business. In addition, the current decline in the national economy could cause some of the merchants who participate in our programs to go out of business.  It is likely that, should the number of merchants entering bankruptcy rise, the number of uncollectible accounts would also rise.  This would have an adverse effect on our business and financial results.

Our business could be adversely affected by deteriorating economic condition of FreedomRoads.

Forty-two of our Camping World stores are co-located with RV dealerships owned and operated by FreedomRoads.  In virtually all of such locations, Camping World is a sub-tenant of FreedomRoads. Camping World’s business and occupancy rights in such co-located stores is sensitive to the viability of FreedomRoads’ RV dealership businesses and performance by FreedomRoads of its obligations as tenant to its landlord. Closing of dealerships in co-located stores or loss of occupancy rights by virtue of FreedomRoad’s failure to perform its lease obligations would have an adverse effect on our business and financial results.

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

	Square Feet	Acres	Lease Expiration
Corporate Headquarters:
Ventura, CA	74,100		2039

Other Office Facilities:
Carson, CA (regional publication office)	10,048		2010
Denver, CO (customer service, warehousing fulfillment, and information system functions).	60,000		2039
Bowling Green, KY (retail administrative headquarters and mail order operations)	31,278		2039
Chesterfield, VA (shows sales office)	5,900		2011
Maple Grove, MN (Ehlert Publications Group, Inc. headquarters)	17,496		2010
Scotts Valley, CA (regional publication office)	3,905		2011
Bowling Green, KY (database and online media support)	5,952		2015

Distribution Centers:
Bakersfield, California	164,747	14.827	2037
Franklin, Kentucky	250,000	33.000	2035

Camping World Supercenter Locations:
Dothan, AL (1)	18,906	11.275	2025
Oxford, AL (2)	11,828	23.940	2027
Robertsdale, AL(1)	19,670	18.360	2026
North Little Rock, AR	20,592	10.000	2042
Earnhardt, AZ (1)	2,000	24.000	2017
Flagstaff, AZ	23,110	7.350	2024
Tucson, AZ (2)	12,145	2.000	2018
Mesa, AZ (1)	27,500	3.140	2010
Bakersfield, CA (1)	23,325	9.940	2023
La Mirada, CA	33,479	5.501	2037
San Marcos, CA	25,522	2.212	2027
Rocklin, CA	29,085	4.647	2037
San Bernardino, CA	18,126	1.665	2012
San Martin, CA	29,486	5.000	2023
Vacaville, CA	35,917	8.700	2024
Valencia, CA	64,410	9.231	2037
Colorado Springs, CO (1)	11,672	26.430	2027
Denver, CO	27,085	4.132	2037
Longmont, CO (1)	5,003	6.750	2026
Ft. Myers, FL	22,886	4.217	2012
Gulf Breeze, FL (1)	5,747	13.897	2026
Kissimmee, FL	58,382	6.043	2037
St. Augustine, FL (1)	21,875	20.000	2026
Tampa, FL	40,334	3.711	2026
Tallahassee, FL (1)	8,494	12.630	2024
Byron, GA (3)	23,400	7.000	2042
Oakwood, GA (1)	4,510	7.681	2026

	Square Feet	Acres	Lease Expiration
Camping World Supercenter Locations (continued):
Savannah, GA (1)	6,285	4.898	2026
Woodstock, GA (1)	4,510	7.715	2026
Council Bluffs, IA (3)	23,620	5.770	2023
Boise, ID (1)	6,033	12.690	2018
Island Lake, IL (1)	2,540	17.028	2026
Indianapolis, IN (1)	7,690	30.000	2027
Bowling Green, KY	37,615	2.750	2037
Hammond, LA (2)	27,096	68.454	2034
Belleville, MI	44,248	7.260	2037
Grand Rapids, MI (2)	4,618	9.180	2037
Houghton Lake, MI (1)	6,840	9.500	2018
Rogers, MN	24,700	6.303	2025
Strafford, MO (3)	20,592	8.510	2042
Colfax, NC (1)	6,371	8.094	2026
Statesville, NC (1)	39,050	7.412	2024
Chichester, NH (1)	10,447	1.572	2026
Bridgeport, NJ	24,581	6.920	2031
Lakewood, NJ (1)	3,800	9.912	2027
Albuquerque, NM (1)	20,412	31.434	2026
Henderson, NV	25,850	4.400	2025
Las Vegas, NV (1)	5,000	15.840	2027
Bath, NY (1)	4,356	5.500	2026
Amsterdam, NY (2)	13,420	28.000	2033
Churchville, NY (1)	7,193	10.380	2026
Syracuse, NY (1)	12,242	8.190	2026
Akron, OH (1)	3,865	9.622	2026
Oklahoma City, OK (2)	12,500	8.219	2023
Junction City, OR (2)	21,401	1.970	2036
Wilsonville, OR	32,850	4.653	2016
Wood Village, OR (1)	6,495	11.070	2027
Columbia, SC	23,450	4.140	2017
Myrtle Beach, SC	38,962	5.410	2037
Myrtle Beach, SC (1)	2,298	18.940	2026
North Charleston, SC (1)	13,142	7.690	2027
Spartanburg, SC (1)	11,900	19.263	2033
Chattanooga, TN (1)	9,400	10.840	2024
Knoxville, TN (2)	10,763	24.580	2037
Nashville, TN	34,478	3.238	2037
Anthony, TX (1)	7,061	32.000	2025
Denton, TX	22,984	6.887	2037
Fort Worth, TX (2)	11,102	16.000	2026
Katy, TX (1)	25,913	38.861	2025
Mission, TX	23,094	3.430	2015
New Braunfels, TX (3)	43,397	19.100	2035
Draper, UT	27,675	8.031	2026
Kaysville, UT (1)	6,033	16.200	2027
Roanoke, VA (3)	35,796	7.690	2023
Winchester, VA	19,400	4.120	2042
Burlington, WA (1)	23,033	6.500	2025
Fife, WA	35,659	5.840	2032
Madison, WI	20,400	4.866	2023

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

We also lease a body shop of 12,000 square feet on approximately 1.9 acres in Bellville, Michigan and other miscellaneous office equipment.  In addition, we own 12.439 acres of unimproved land adjacent to the New Braunfels, Texas Camping World Supercenter.

ITEM 3: LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation arising in the normal course of business operations.   The Company does not believe it is currently involved in any litigation that will have a material adverse effect on the Company’s results of operations or financial position.

ITEM 4:  (RESERVED)

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

	Year ended

	(dollars in thousands)
Statement of Operations Data:	2009	2008	2007	2006	2005
REVENUES:
Membership services	$142,147	$152,643	$149,937	$137,394	$133,756
Media	59,061	82,424	90,537	86,742	79,122
Retail	270,573	291,070	321,730	290,422	272,682
	471,781	526,137	562,204	514,558	485,560

COSTS APPLICABLE TO REVENUES:
Membership services	84,826	90,758	94,840	87,407	85,551
Media	46,079	61,126	62,258	58,302	53,855
Retail	164,510	170,911	194,940	175,015	162,363
	295,415	322,795	352,038	320,724	301,769

GROSS PROFIT	176,366	203,342	210,166	193,834	183,791

OPERATING EXPENSES:
Selling, general and administrative	128,917	142,757	145,556	133,129	121,178
Restructuring charge	-	-	-	93	-
Goodwill impairment	46,884	47,601	-	-	4,344
Impairment of investment in affiliate	-	81,005	-	-	-
Financing expense	2,607	-	-	-	-
Depreciation and amortization	21,076	19,798	18,948	18,656	15,529
	199,484	291,161	164,504	151,878	141,051

(LOSS) INCOME FROM OPERATIONS	(23,118)	(87,819)	45,662	41,956	42,740

NON-OPERATING ITEMS:
Interest expense, net	(30,356)	(23,649)	(24,227)	(24,593)	(24,581)
Gain (loss) on derivative instrument (1)	745	(2,394)	-	-	-
Gain (loss) on debt restructure	4,678	-	(775)	(835)	-
Other non-operating income (expense), net	(1,263)	(323)	(149)	9	(5)
	(26,196)	(26,366)	(25,151)	(25,419)	(24,586)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(49,314)	(114,185)	20,511	16,537	18,154

INCOME TAX BENEFIT (EXPENSE) (2)	10,366	2,213	(1,583)	(22,268)	(7,416)

NET (LOSS) INCOME	$(38,948)	$(111,972)	$18,928	$(5,731)	$10,738

SELECTED FINANCIAL DATA (continued)

	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Balance Sheet Data (at period end):
Working capital (deficiency)	$(4,754)	$(10,494)	$(21,064)	$(34,983)	$(6,731)
Total assets	221,569	294,352	421,611	408,008	415,460
Deferred revenues and gains (3)	96,335	96,424	104,390	100,089	98,920
Total debt	278,414	292,146	287,173	285,155	320,000
Total stockholders’ deficit	(221,525)	(186,514)	(66,910)	(75,383)	(66,365)

(1) The 2009 gain on derivative instrument pertains to the change in value of the $35.0 million interest rate swap agreement effective April 30, 2008, and $20.0 million of the $100.0 million interest rate swap agreement effective October 15, 2007.  The 2008 loss on derivative instrument pertains to change in value of the $35.0 million interest rate swap only.

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

(3) Deferred revenues represent cash received by us in advance of the recognition of revenues in accordance with accounting principles generally accepted in the United States.  Deferred revenues primarily reflect club membership dues, annual ERS fees, advances on third party credit card fee revenues and publication subscriptions.  These revenues are recognized at the time the goods or services are provided or over the membership period, which averages approximately 17 months.  The deferred revenue balance for 2009, 2008, 2007, 2006 and 2005 also include deferred gains of $8.4 million, $8.9 million, $9.3 million, $9.8 million and $10.3 million, respectively, from the real estate sale-leaseback transactions which occurred in December 2001.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following tables set forth the components of the statements of operations for the years ended December 31, 2009, 2008, and 2007 as a percentage of total revenues, and the comparison of those components from period to period.  The following discussion is based on our Consolidated Financial Statements included elsewhere herein.  Our revenues are derived principally from membership services, including club membership dues and marketing fees paid to us for services provided by third parties, from publications, including subscriptions and advertising, and from retail sales.

	Percentage of			Percentage Increase/
	Total Revenues			(Decrease)
				Year 2009	Year 2008
	2009	2008	2007	over 2008	over 2007

REVENUES:
Membership services	30.1%	29.0%	26.7%	(6.9%)	1.8%
Media	12.5%	15.7%	16.1%	(28.3%)	(9.0%)
Retail	57.4%	55.3%	57.2%	(7.0%)	(9.5%)
	100.0%	100.0%	100.0%	(10.3%)	(6.4%)

COSTS APPLICABLE TO REVENUES:
Membership services	18.0%	17.2%	16.9%	(6.5%)	(4.3%)
Media	9.8%	11.6%	11.1%	(24.6%)	(1.8%)
Retail	34.8%	32.6%	34.6%	(3.7%)	(12.3%)
	62.6%	61.4%	62.6%	(8.5%)	(8.3%)

GROSS PROFIT	37.4%	38.6%	37.4%	(13.3%)	(3.2%)

OPERATING EXPENSES:
Selling, general and administrative	27.3%	27.1%	25.9%	(9.7%)	(1.9%)
Goodwill impairment	9.9%	9.0%	-	(1.5%)	100.0%
Impairment of investment in affiliate	-	15.4%	-	(100.0%)	100.0%
Financing expense	0.6%	-	-	100.0%	-
Depreciation and amortization	4.5%	3.8%	3.4%	6.5%	4.5%
	42.3%	55.3%	29.3%	(31.5%)	77.0%

(LOSS) INCOME FROM OPERATIONS	(4.9%)	(16.7%)	8.1%	(73.7%)	(292.3%)

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	0.1%	(10.7%)	(2.2%)
Interest expense	(6.5%)	(4.5%)	(4.5%)	27.4%	(2.4%)
Gain (loss) on derivative instrument	0.2%	(0.5%)	-	(131.1%)	100.0%
Gain (loss) on debt restructure	1.0%	-	(0.1%)	100.0%	(100.0%)
Other non-operating (expense) income, net	(0.4%)	(0.1%)	-	291.0%	116.8%
	(5.6%)	(5.0%)	(4.5%)	(0.6%)	4.8%
(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(10.5%)	(21.7%)	3.6%	(56.8%)	(656.7%)

INCOME TAX BENEFIT (EXPENSE)	2.2%	0.4%	(0.2%)	368.4%	(239.8%)

NET (LOSS) INCOME	(8.3%)	(21.3%)	3.4%	65.2%	(691.6%)

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Revenues

Revenues of $471.8 million for 2009 decreased by $54.4 million or 10.3% from the comparable period in 2008.

Membership services revenues for 2009 of $142.1 million decreased by $10.5 million or 6.9% from 2008.  This revenue decrease was largely attributable to a $5.0 million reduction in brand usage licensing fee charged to FreedomRoads Holding LLC and its subsidiaries (collectively “FreedomRoads”) in 2008 and terminated by agreement in 2009, a $2.5 million decrease in advertising revenue in Highways Magazine, the Good Sam Club publication, a $1.7 million revenue decrease in the Coast to Coast Club and Golf Club due to decreased enrollment, a $1.4 million reduction in dealer program marketing revenue, a $1.3 million reduction in member events revenue, a $0.9 million decrease in Presidents’ Club revenue due to lower promotional pricing and reduced advertising revenue, a $0.7 million decrease in fee income recognized on vehicle insurance products, a $0.5 million decrease in emergency road service revenue attributable to decreased average enrollment, and a $0.2 million reduction in other various ancillary products.  These decreases were partially offset by a $3.7 million increase in extended vehicle warranty program revenue due to continued policy growth and strong renewals.

Media revenues for 2009 of $59.1 million decreased by $23.4 million or 28.3% from 2008.  This decrease was primarily attributable to a $9.1 million revenue decrease from our outdoor power sports magazine group due to reduced advertising revenue and reduced published issues of boating and ATV magazines, a $7.0 million revenue decrease for the RV magazine group primarily due to decreased advertising revenue, a $4.9 million decrease in consumer show revenue mainly due to reduced exhibitor contracts, a $2.1 million reduction in annual directory and campground guide revenue, and a $0.3 million revenue reduction due to the elimination of regional campground publications.

Retail revenue for 2009 of $270.6 million decreased approximately $20.5 million or 7.0% from 2008.  Store merchandise sales decreased $10.9 million from 2008 primarily due to a same store sales decrease of $9.2 million, or 4.5%, compared to a 15.6% decrease in 2008, and decreased revenue from discontinued stores of $5.9 million, was partially offset by a $4.2 million revenue increase from the addition of 7 new stores over the past two years.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  In addition, supplies and other sales decreased $6.2 million, catalog revenue decreased $2.4 million, installation and service fees decreased $0.8 million and product extended warranty sales decreased $0.2 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $295.4 million in 2009, a decrease of $27.4 million or 8.5% from 2008.

Membership services costs and expenses decreased by $5.9 million or 6.5% to $84.8 million for 2009.  This decrease consisted of a $2.2 million reduction in wage-related expenses, a $1.2 million reduction in member publication costs, a $1.1 million reduction in vehicle insurance costs associated with lower revenue, a $1.1 million reduction in dealer program marketing costs related to reduced revenue, a $1.6 million reduction related to various other marketing, overhead and ancillary product cost decreases, a $0.6 million decrease in member events costs related to reduced revenue, and a $0.3 million reduction of marketing and program costs associated with the Coast to Coast Club and the Golf Card Club.  These decreases were partially offset by a $1.1 million increase associated with the extended vehicle warranty program primarily related to program costs, and a $1.1 million cost increase for emergency road service programs primarily related to claims costs.

Media costs and expenses of $46.1 million for 2009 decreased approximately $15.1 million or 24.6% compared to 2008.  This decrease was attributable to a $4.9 million reduction in wage-related expenses, a $4.0 million cost reduction in the outdoor power sports magazines primarily related to a reduction in the number of issues published, a $2.3 million reduction related to consumer show costs, including reduced site rental, outside services and promotion expense related to fewer exhibitors, a $2.0 million reduction in production and advertising costs of the RV magazines, a $1.0 million reduction in costs associated with reduced annual directory and campground guide revenue, a $0.3 million reduction associated with the cancellation of regional campground publications, and a $0.6 million reduction in other marketing and overhead expenses.

Retail costs applicable to revenues decreased $6.4 million or 3.7% to $164.5 million primarily due to reduced same store revenue.  The retail gross profit decreased by $14.1 million, with gross margin as a percent of revenues deceasing from 41.3% in 2008 to 39.2% in 2009 due primarily to a new, discounted “value pricing” strategy adopted on over 1,000 products and price increases from key vendors.

Operating Expenses

Selling, general and administrative expenses of approximately $128.9 million for 2009 decreased $13.8 million or 9.7% from 2008.  This decrease was largely attributable to a $13.5 million decrease in retail general and administrative expenses primarily consisting of decreases in selling and labor expenses.  In addition, wage-related expense savings were $1.5 million in the other two segments, the consumer shows group in the Media segment had a $0.5 million reduction in general and administrative expenses related to discontinued consulting agreements and management fees, and other expenses were reduced $0.6 million.  These decreases were partially offset by a $2.3 million increase in professional fees related primarily to the extension of the maturity date under the Company’s Senior Credit Facility due March 31, 2010 and Second Lien Loan due July 31, 2010.

The Company recorded a non-cash goodwill impairment charge of $46.9 million in the third quarter of 2009 related to our RV and powersports publications, which is part of the Media segment, based on managements’ evaluation that determined the carrying value of the goodwill associated with the Media segment exceeded its estimated fair value.  The Company recorded a non-cash goodwill impairment charge of $47.6 million in the third quarter of 2008 based on management’s evaluation, prepared in anticipation of the potential sale of Camping World, that determined the carrying value of the goodwill associated with Camping World exceeded the estimated fair value of Camping World, which encompasses the entire Retail segment, and to a lesser extent, part of the Membership Services segment.  The Company further recorded an $81.0 million non-cash long-lived asset impairment charge in the third quarter of 2008 relating to the carrying value of the preferred interest in FreedomRoads Holding Company, LLC, held by an indirect subsidiary of Camping World, exceeding its estimated fair value.

The Company incurred financing expense of $2.6 million in 2009 for legal and other costs associated with the amendment to the Senior Credit Facility dated in June, 2009, which were expensed in accordance with accounting guidance for debtors accounting for a modification or exchange of debt instruments.

Depreciation and amortization expenses of $21.1 million were approximately $1.2 million higher than in 2008 due primarily to increased amortization related to the current Senior Credit Facility re-financing and increased depreciation associated with new retail stores, partially offset by reduced amortization of intangible assets associated with the recent acquisitions.

Loss from Operations

Loss from operations for 2009 was approximately $23.1 million compared to a loss from operations of $87.8 million for 2008.  This $64.7 million reduction in loss was primarily the result of the $81.0 million asset impairment charge in 2008 and a $0.7 million net decrease in goodwill impairment charges from the 2008 period to the 2009 period, partially offset by $2.6 million of financing expense in 2009.  Operationally, the remaining loss resulted from reduced gross profit for the Retail, Media and Membership Services segments of $14.1 million, $8.3 million and $4.6 million, respectively, and increased depreciation and amortization expenses of $1.2 million, partially offset by reduced selling, general and administrative expenses of $13.8 million.

Non-Operating Items

Net non-operating items for 2009 were $26.2 million, a decrease of $0.2 million from 2008.  This expense reduction was primarily attributable to a $4.7 million gain on purchase of the $14.6 million Senior Notes in the second quarter of 2009, and a net gain on derivative interest rate swap agreements of $3.1 million.  These reductions were partially offset by a $6.7 million increase in net interest expense resulting from increased average interest rates in 2009 and a $0.6 million increase in other non-operating expenses, a $0.3 million increase in loss on sale of equipment.

Loss before Income Taxes

Loss before income taxes for 2009 was $49.3 million compared to a loss before income taxes of approximately $114.1 million in 2008.  This $64.9 million decrease in loss from the prior year was attributable to the $64.7 million reduction in loss from operations in 2009 from 2008, and a reduction in non-operating items of approximately $0.2 million.

Income Tax Expense

The Company recorded $10.4 million of income tax benefit for 2009, compared to a $2.2 million income tax benefit for 2008.  The difference is due to the decrease in previously unrecognized tax benefits, reversal of accrued interest and penalties related to the previously unrecognized tax benefits, and decrease in the valuation allowance against deferred tax assets.

Net Loss

Net loss for 2009 was approximately $38.9 million compared to $111.2 million for 2008 mainly due to the reasons discussed above.

Segment (Loss) Profit

The Company’s three principal lines of business are Membership Services, Media and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters, mail order catalogs and internet.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

Membership services segment profit of $47.6 million in 2009 decreased by $4.0 million, or 7.8% from 2008.  This decrease was largely attributable to a $4.5 million reduction in segment profit relating primarily to reduced brand usage licensing fees, a $1.7 million reduction in emergency road service profit relating to increased claims, a $1.2 million decrease in segment profit in Coast to Coast Club and Golf Card Club due to reduced member enrollment, a $1.1 million decrease in member publication segment profit primarily relating to reduced advertising revenue in the club publications and a $0.6 million reduction in member event profit, partially offset by a $3.2 million increase in profit from the extended vehicle warranty program, associated with increased revenue, a $1.1 million increase in profit from our vehicle insurance products and an $0.8 million decrease in overhead expenses.

Media segment loss for 2009 was $43.9 million compared to a $9.2 million segment profit in 2009.  This $53.1 million segment  decrease, or 575.7%, was primarily due to a non-cash goodwill impairment charge of $46.9 million in the third quarter of 2009 related to our RV and powersports publications, a $5.0 million decrease in segment profit from the RV-related publications primarily attributable to reduced advertising revenue, a $1.4 million decrease in segment profit from our consumer shows group primarily related to reduced exhibitor revenue, and a $0.9 million decrease in segment profit from our outdoor powersports magazine group, primarily attributable to reduced advertising revenue and fewer issues published.  These decreases were partially offset by a $0.7 million reduction in overhead expenses and a $0.4 million segment profit increase for annual directories.

Retail segment loss for 2009 of $11.4 million decreased $134.3 million, or 92.2% from 2008.  This reduced segment loss resulted primarily from an $81.0 million non-cash long-lived asset impairment charge in the third quarter of 2008 relating to the carrying value of the preferred interest in FreedomRoads Holding Company, LLC, held by an indirect subsidiary of Camping World, a non-cash goodwill impairment charge of $47.6 million in the third quarter of 2008 related to the potential sale of Camping World, a $13.5 million decrease in selling, general and administrative expenses and an $8.3 million reduction in allocated interest expense. These segment increases were partially offset by a $14.7 million decrease in segment gross profit, a $0.6 million increase in depreciation and amortization expense, $0.6 million of financing expense in 2009, and a $0.2 million loss on sale of retail equipment.

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

Retail revenue for 2008 of $291.1 million decreased approximately $30.7 million or 9.5% from 2007.  Store merchandise sales decreased $26.8 million from 2007 primarily due to a $33.5 million, or 15.6%, same store sales decrease compared to a 6.8% decrease in 2007.  This was partially offset by a $6.7 million revenue increase from the addition of 23 new stores over the past two years.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  In addition, catalog revenue decreased $8.6 million, and product extended warranty sales decreased $0.4 million.  These decreases were partially offset by a $4.4 million increase in supplies and other sales, and a $0.7 million increase in installation and service fees.

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

The $47.6 million non-cash goodwill impairment charge was based management’s evaluation, prepared in anticipation of the potential sale of Camping World, which determined that the carrying value of the goodwill associated with Camping World exceeded its estimated fair value.  The $81.0 million non-cash long-lived asset impairment charge in the third quarter of 2008 related to the carrying value of the preferred interest in FreedomRoads Holding Company, LLC, held by an indirect subsidiary of Camping World, exceeded its estimated fair value.

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

Segment (Loss) Profit

The Company’s three principal lines of business are Membership Services, Media and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters, mail order catalogs and internet.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

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

Retail segment loss for 2008 of $145.7 million increased by $137.5 million from 2007.  This increased segment loss resulted primarily from $81.0 million of impairment of investment in affiliate, $47.6 million of goodwill impairment, a $6.7 million decrease in gross profit, a $0.8 million increase in depreciation and amortization expense, a $0.6 million increase in selling, general and administrative expenses, and an $0.8 million increase in net interest expense.

Liquidity and Capital Resources

We have historically operated with a working capital deficit.  The working capital deficit as of December 31, 2009 and 2008 was $4.8 million and $10.5 million, respectively.  The primary reason for the working capital deficit is the deferred revenue and gains reported under current liabilities of $60.7 million and $60.6 million as of December 31, 2009 and 2008, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance of services to be provided which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.  We generated net cash from operations of $19.4 million and $15.5 million, in 2009 and 2008, respectively.  At December 31, 2009, $8.1 million of our cash was classified as restricted as it was used to secure letters of credit and performance bonds.

The Company and AGHI have engaged a financial advisor to assist in the refinancing or restructuring of the Senior Credit Facility ($128.9 million principal outstanding as of December 31, 2009), the Senior Notes due 2012 ($137.8 million principal outstanding as of December 31, 2009) and the AGHI Notes due 2012 ($112.3 million principal outstanding as of December 31, 2009 of which $25.4 million was due March 2010 and which has been paid through the cancellation of AGHI Notes in that amount).

The Company and AGHI have engaged in discussions with the holders of the AGHI Notes and the holders of other indebtedness of the Company regarding a refinancing or restructuring of the indebtedness of the Company and its parent, AGHI.  As part of those discussions, AGHI deferred payment of the interest on the AGHI Notes that was due on August 15, 2009.  The indenture governing the AGHI Notes provides a 30 day grace period for the payment of interest.  Before the end of the grace period, AGHI received consent letters for extending such grace period from certain institutional holders of the AGHI Notes holding in the aggregate $65.8 million principal amount of the AGHI Notes and from non-institutional holders holding in the aggregate $46.6 million principal amount of the AGHI Notes and paid the interest of the remaining AGHI Notes.  The aggregate principal amount of the AGHI Notes outstanding was then $113.6 million so the holders executing the consents held 98.9% of the outstanding principal amount of the AGHI Notes.  Pursuant to the consent letters from the institutional holders, AGHI agreed to pay the legal fees for a law firm to represent the institutional holders. In addition, AGHI paid a consent fee equal ¼ of 1% of the principal amount to the institutional holders who signed a consent letter, or an aggregate of $164,600.  No consent fee was paid to the non-institutional holders.  AGHI satisfied the August 15, 2009 interest payment in January, 2010 with a $4.5 million in cash (funded, in part, from a $2.8 million capital contribution from its shareholder, and the balance from AGI as a permitted tax distributions), and the remaining $1.7 million through forgiveness of interest on the AGHI Notes held by entities indirectly controlled by the Company’s sole shareholder. AGHI satisfied the interest payment due February 15, 2010 on March 5, 2010 with $4.4 million in cash (funded, in part, from $2.5 million received by AGHI in connection with a waiver by AGHI of certain first refusal rights related to AGI’s vehicle insurance business and the balance from AGI as a permitted tax distribution) and the remaining $1.8 million through forgiveness of interest on AGHI Notes held by entities indirectly controlled by the Company’s sole shareholder.  As a condition to funding of the New Senior Credit Facility, AGHI acquired $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI and cancelled those notes, thereby reducing the  approximately $112.3 million of AGHI Notes outstanding as of December 31, 2009 to $86.9 million as of March 1, 2010.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at December 31, 2009, in thousands.  The table below includes principal and future interest due under our debt agreements based on interest rates as of December 31, 2009 and assumes debt obligations will be held to maturity.

	Payments Due by Period

(in thousands)	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt (1)	$352,480	$36,275	$172,179	$144,026	$-	$-
Operating lease obligations	221,576	23,080	21,661	20,056	17,978	17,636	121,165
Other commercial commitments
Letters of credit	5,770	5,770	-	-	-	-	-

Grand total	$579,826	$65,125	$193,840	$164,082	$17,978	$17,636	$121,165

(1) The long-term debt due in 2011 includes the amount refinanced under the New Senior Credit Facility that matures 90 days prior to the maturity of the Senior Notes and AGHI Notes but no later than March 1, 2015.

Senior Credit Facility

On June 24, 2003, the Company entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (“Senior Credit Facility”).  The Senior Credit Facility was subsequently amended on March 3, 2006, June 8, 2006, February 27, 2007 and June 5, 2009, and provides for term loans (“Term Loans”) in the aggregate of $140.0 million and a revolving credit facility of $25.0 million.  The funds available under the revolving credit line of the Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $7.5 million may be allocated to such letters of credit.  Re-borrowings under the Term Loans are not permitted.  The interest on borrowings under the Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, (“LIBOR”), plus an applicable margin ranging from 9.00% to 10.00%, respectively, over the stated rates and a LIBOR floor of 2.75%.  The Company also pays a commitment fee of 1.0% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $0.4 million.  The funds available under the Senior Credit Facility may be utilized for borrowings or letters of credit, except a maximum of $7.5 million may be allocated to such letters of credit.  The Senior Credit Facility is secured by virtually all of AGI’s assets and a pledge of AGI’s stock and the stock of AGI’s subsidiaries.

As of December 31, 2009, $110.8 million was outstanding under the Term Loans and after consideration for fixed rates under the interest rate swap agreements, as discussed in Note 8 to Consolidated Financial Statements — Interest Rate Swap Agreements, the average interest rate on the Term Loans was 17.01%.  As of December 31, 2009, permitted borrowings under the undrawn revolving line were $19.2 million.  The Company had commercial and standby letters of credit in the aggregate amount of $5.8 million outstanding as of December 31, 2009.

Second Lien Loan

Concurrent with the June 5, 2009 amendment to the Senior Credit Facility, AGI obtained a $9.7 million second lien loan (the “Second Lien Loan”), the net proceeds of which were used to purchase $14.6 million in principal amount of Senior Notes.  The Second Lien Loan carries an interest rate of 9.0% and matures on July 31, 2010.  The Second Lien Loan is secured by substantially all of the assets and a pledge of the stock of AGI and is second in priority only to the Senior Credit Facility.

Shareholder Loans

The June 2009 Amendment to the Senior Credit Facility also requires the commitment of Stephen Adams, AGHI’s ultimate shareholder, to cause loans to be made to AGI in amounts equal to the cash interest payments on $16.0 million in aggregate principal amount of the term loans.  In connection with that requirement, on June 10, 2009, AGI entered into a loan agreement with SA Holding, LLC, (“SA Holding”), which is owned by Stephen Adams, pursuant to which SA Holding agreed to loan to AGI (the “SA Loans”) amounts equal to the cash interest payments on $16.0 million in aggregate principal amount of term loans.  The interest rate on the SA Loans is equal to the interest rate payable on the Senior Credit Facility plus 2.0% per annum compounded monthly.  The SA Loans mature on the date on which the indebtedness under the Senior Credit Facility is paid in full.  As of December 31, 2009, $1.0 million of SA Loans were outstanding.  The Company’s indebtedness under the Senior Credit Facility, Second Lien Loan, and SA Loans were repaid in full on March 1, 2010 from the proceeds of the New Senior Credit Facility discussed below.

New Senior Credit Facility

On March 1, 2010, the Company entered into the Second Amended and Restated Credit Agreement (the “New Senior Credit Facility”) to refinance the Senior Credit Facility ($128.9 million aggregate principal amount outstanding as at December 31, 2009) which was scheduled to mature on March 31, 2010, the Second Lien Notes totaling $9.7 million due July 31, 2010, and the SA Loans.  The New Senior Credit Facility provides for term loans aggregating $144.3 million, including an original issue discount of 2%, that are payable in quarterly installments of $360,750 beginning March 1, 2011.  In addition, there are mandatory prepayments of the term loans from excess cash flow (as defined) of

AGI and from asset sales.  The term loans under the New Senior Credit Facility mature on the earlier of March 1, 2015 or 90 days prior to the maturity of either Senior Notes ($137.8 million principal amount outstanding as at December 31, 2009 and are due on February 15, 2012) or the AGHI Notes ($113.6 million aggregate principal amount outstanding as at December 31, 2009 and are due February 15, 2012).  Interest on the term loans under the New Senior Credit Facility floats at either 8.75% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 5.25%) for borrowings whose interest is based on the prime rate or 10.0% over the LIBOR rate (defined as the greater of the 3 months LIBOR rate or 3.0%) for borrowings whose interest is based on LIBOR.  The New Senior Credit Facility contains affirmative covenants, including financial covenants, and negative covenants, including a restriction on dividends or distributions by AGI to AGHI.  Borrowings under the New Senior Credit Facility are guaranteed by the direct and indirect subsidiaries of AGI and are secured by liens on the assets of AGI and its direct and indirect subsidiaries.  As a condition to the term loans under the New Senior Credit Facility, $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI were contributed to AGHI for zero consideration and AGHI cancelled those notes.

CW Credit Facility

In addition, on March 1, 2010, Camping World entered into a credit agreement (the “CW Credit Facility”) providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility matures on the earlier of March 1, 2013, 60 days prior to the date of maturity of the New Senior Credit Facility, or 120 days prior to the earlier date of maturity of the Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floats at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings or 1.0%) for borrowings whose interest is based on LIBOR.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The lenders under the New Senior Credit Facility and the CW Credit Facility have entered into an intercreditor agreement that governs their rights in the collateral that is pledged to secure their respective loans.

The New Senior Credit Facility, the CW Credit Facility and the AGI Indenture contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  We were in compliance with all debt covenants at December 31, 2009.

The Company’s forecast for 2010 anticipates compliance with all required financial ratio and operating covenants under the New Senior Credit Facility and CW Credit Facility throughout 2010.  Significant cost reductions have been implemented over the last eighteen months, including the elimination of personnel, suspension of 401(k) employer contributions, salary cutbacks, hiring and capital expenditure spending freezes, satellite office closures, and magazine size and frequency reductions.  The Company believes that the New Senior Credit Facility and the CW Credit Facility, as well as forecasted cash flow will provide the cash flow needed to continue as a going concern through at least January 1, 2011.

AGI Senior Notes

In February 2004, the Company issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (the “Senior Notes”).  The Company completed a registered exchange of the Senior Notes under the Securities Act of 1933 in August 2004.  On June 8, 2006, AGI amended its Senior Credit Facility to permit AGI to purchase up to $30.0 million of the Senior Notes from time to time as and when the Company determines.  AGI purchased $29.9 million of the Senior Notes at various times from June 2006 through August 2006.  The purchases of Senior Notes were made with available cash and the notes purchased have been retired.

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

On March 8, 2007, the Company purchased $17.7 million of the Senior Notes.  The Company funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the Senior Credit Facility.  The balance of the $25.0 million issued was used to pay down the Company’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the Senior Credit Facility.  As of December 31, 2009, $137.8 million of Senior Notes remained outstanding.

AGHI Notes

On March 24, 2005 in a private placement, the Company’s parent, AGHI, issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  AGHI completed a registered exchange of the AGHI Notes under the Securities Act of 1933 on June 8, 2005.  The AGHI Notes are unsecured obligations of AGHI, and neither AGI nor its subsidiaries have guaranteed payment of principal or interest on the AGHI Notes.  Interest on the AGHI Notes is payable semi-annually on February 15 and August 15 commencing August 15, 2005 and the entire $88.2 million principal amount of the AGHI Notes are due in full on February 15, 2012.  As of December 31, 2009, approximately $112.3 million of AGHI Notes were outstanding, including $25.4 million due on March 15, 2010.  For interest payments on and prior to February 15, 2008, AGHI had the election to pay interest on the AGHI Notes in cash or by the issuance of additional notes of the same tenor as the AGHI Notes, except the maturity date is March 15, 2010.  AGI has not paid any dividends to AGHI to fund payment of interest on the AGHI Notes and AGHI made the interest payments due on August 15, 2005, February 15, 2006, August 15, 2006, February 15, 2007, and February 15, 2008 through the issuance of additional notes.  AGHI paid the interest on the AGHI Notes due August 15, 2007, August 15, 2008, and due February 15, 2009 from proceeds of capital contributions made by AGHI’s parent, AGHC, in the amount of $5.9 million, $6.2 million, and $6.2 million, respectively.  The interest on the AGHI Notes due on August 15, 2009 and February 15, 2010 was satisfied as discussed above. As a condition to the funding under the AGI New Senior Credit Facility, $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI were contributed to AGHI for zero consideration and AGHI cancelled those notes, thereby reducing the approximately $112.3 million of AGHI Notes outstanding as of December 31, 2009 to $86.9 million as of March 1, 2010.

In 2005, AGHI contributed the net proceeds from the issuance of the AGHI Notes, approximately $81.0 million, to the Company and in turn, the Company made an equity contribution to its wholly-owned subsidiary, Camping World, Inc. (“Camping World”).  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. (“CWI”).  CWI created a new wholly-owned subsidiary named CWFR Capital Corp., a Delaware corporation (“CWFR”) which is an “unrestricted subsidiary” as defined under the AGHI Notes and the AGI Indenture.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the AGHI Notes.  CWI made an equity capital contribution to CWFR in an equal amount to the capital contribution that CWI received from Camping World.  CWFR used the proceeds from the equity capital contribution to acquire a preferred membership interest in FreedomRoads.

In the third quarter of 2008, the Company recorded an impairment charge of $81.0 million that wrote down to zero the carrying value of the preferred interest (the “FreedomRoads Preferred Interest”) held by an indirect subsidiary of Camping World in FreedomRoads Holding Company, LLC (“FreedomRoads”), a holding company whose subsidiaries sell and service new and used recreational vehicles.  Management was assisted in determining the fair value of the FreedomRoads Preferred Interest by an independent third party valuation firm.  The $81.0 million impairment charge was recorded as a result of declining performance of the recreational vehicle industry driven by overall weakening of the economy and a significant decline in consumer confidence, in addition to limited credit available to consumers interested in purchasing recreational vehicles.

Interest Rate Swap Agreements

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.281% percent at December 31, 2009 based upon the October 31, 2009 reset date) and make periodic payments at a fixed rate of 5.135% percent, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The fair value of the swap was zero at inception.  The Company entered into the interest rate swap to limit the effect of increases on our floating rate debt.  The interest rate swap is designated as a cash flow hedge of the variable rate interest payments due on $100.0 million of the Term Loans issued June 24, 2003, and accordingly, gains and losses on the fair value of the interest rate swap agreement are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreement expires on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008, with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.281% at December 31, 2009 based upon the October 31, 2009 reset date) and make periodic payments at a fixed rate of 3.43%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap contracts are included in other accrued liabilities, and totaled $8.1 million and $12.7 million as of December 31, 2009 and December 31, 2008, respectively.

Due to the potential sale of Camping World in September 2008, a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement is deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings beginning on October 1, 2008.  Change in value from October 1, 2008 to December 31, 2008 was $2.4 million.  On June 11, 2009, the Company partially terminated the $35.0 million interest rate swap, subject to a partial termination fee of $0.6 million which was expensed.  The notional amount was reduced to $20.0 million.  All other terms of the interest rate swap agreement remained unchanged.  As a result, the amount included in other comprehensive income related to the $35.0 million interest rate swap was reduced prorata and included in earnings as a gain (loss) on derivative instrument.

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the second quarter of 2009, which option was subsequently terminated, a portion of the highly effective hedge on the $100.0 million outstanding debt by the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the last $20.0 million of the

$100.0 million interest rate swap agreement are included in earnings beginning on June 5, 2009.  Included in other comprehensive loss is $1.6 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.

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

As a condition of the June 5, 2009 amendment to its Senior Credit Facility pursuant to which the maturity date was extended from June 24, 2009 to March 31, 2010, the shareholder of the ultimate parent of the Company was required to arrange for the purchase of approximately $26.6 million in principal amount of the term portion of the Senior Credit Facility by new lenders, enhance the yield to such new lenders, purchase AGHI Notes held by one of such new lenders at a premium to the most recent market price, contribute $8.5 million in capital to the Company and guarantee two required principal payments on the term loans under the Senior Credit Facility, aggregating $15.0 million.  In consideration of such support, the Company entered into an option agreement with the shareholder of the ultimate parent of the Company pursuant to which the Company granted such shareholder or his assigns an option, exercisable on or before March 1, 2010, to purchase the Company’s Camping World subsidiary for $55.0 million.  The Company also agreed to pay the shareholder of the ultimate parent, upon successful refinancing of the Company’s secured debt which is currently the New Senior Credit Facility, a success fee equal in amount to the fair value of such credit support, taking into account the fair value of the option to purchase Camping World.  Management was assisted in determining the fair value of Camping World by an independent third party valuation firm.  In the event the fair value of the Camping World purchase option exceeds the fair value of such credit support, the shareholder will pay the amount of such excess to the Company.  On December 14, 2009, a Termination of Option agreement was signed whereby the purchase option with the shareholder was terminated and there would not be a credit for the value of the Camping World purchase option against value of such credit support.  In November 2009, management was assisted by an independent third party valuation firm in determining that the value of the credit support was $26.8 million.  For accounting purposes, any fee paid under this agreement will be treated, if and when paid, as a shareholder distribution.

During 2009, no expense was incurred relating to deferred executive compensation under our phantom stock agreements and made payments of $1.4 million on mature phantom stock agreements.  There are no phantom stock payments scheduled during 2010.

Capital expenditures for 2009 totaled $3.2 million compared to capital expenditures of $11.8 million in 2008.  Capital expenditures are anticipated to be approximately $5.1 million for 2010, primarily for information technology upgrades and software enhancements.

Factors Affecting Future Performance

Our financial operations have been affected by the current economic downturn.  Other factors that could adversely affect our operations include increases in operating costs, fuel shortages and substantial increases in propane and gasoline prices.  Such events could cause declines in advertisements, club enrollment and retail spending.  We are unable to predict at what point fluctuating fuel prices may begin to adversely impact revenues or cash flow.  We believe we will be able to partially offset any cost increases with price increases to our members along with certain cost reducing measures.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We assess the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.  In the third quarter of 2008, the Company recorded an impairment charge of $81.0 million that wrote down to zero the carrying value of the preferred interest (the “FreedomRoads Preferred Interest”) held by an indirect subsidiary of Camping World in FreedomRoads Holding Company, LLC (“FreedomRoads”), a holding company whose subsidiaries sell and service new and used recreational vehicles.  Management was assisted in determining the non-cash goodwill impairment charge by an independent third party valuation firm.  The $81.0 million impairment charge was recorded as a result of declining performance of the recreational vehicle industry driven by overall weakening of the economy and a significant decline in consumer confidence, in addition to limited credit available to consumers interested in purchasing recreational vehicles.  We determined there were no indicators of impairment of long-lived assets as of December 31, 2009.

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

Indefinite-Lived Intangible Assets

We evaluate indefinite-lived intangible assets for impairment at least annually or when events indicate that an impairment exists.  The impairment tests for goodwill and other indefinite-lived intangible assets are assessed for impairment using fair value measurement techniques.  Specifically, goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with the net book value (or carrying amount), including goodwill.  If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of the reporting unit exceeds the fair value, or if another indicator of impairment exists, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, accordingly the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

In performing the second step of the goodwill impairment test, the Company allocated the estimated fair values of the reporting units of our RV and powersports publications determined in step one of the impairment test, to the assets and liabilities of the respective reporting unit in accordance with the accounting guidance for business combinations. The Company determined the impairment for these units to be equal to the carrying value of its goodwill, or $46.9 million.  The Company recorded an impairment charge of $46.9 million in the third quarter of 2009 related to these units, which is part of the Media segment.  The Media segment goodwill was reduced to zero.

In the third quarter of 2008, the Company noted continued reduction in same store sales at Camping World, Inc. (“Camping World”) as well as deterioration of general economic conditions and consumer confidence.  Based on the above, the Company determined that there were identified indicators of impairment within the Camping World reporting unit.

Management was assisted in determining that the estimated fair value of the Camping World reporting unit was less than book value by an independent third party valuation firm.  The excess of carrying value over the estimated fair value of the Camping World reporting unit was primarily due to the decline in the recreational vehicle and camping retail markets leading to lower expected future cash flows for the business and lower market comparables. In determining the fair value, the Company used a weighted average of the income valuation approach and market valuation approaches.  The Company recorded an impairment charge of $47.6 million in the third quarter of 2008 related to Camping World, which is part of the retail segment.  The Retail segment goodwill was reduced to zero. See Long-Lived Assets under Critical Accounting Policies.

We performed an annual goodwill impairment test as required and there were no goodwill impairment indicators for our other reporting units.  Based on the results of the annual impairment tests, we determined that no indicators of goodwill impairment existed for the other reporting units as of December 31, 2009.  However, future goodwill impairments tests could result in a charge to earnings.  We will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

Self-insurance Program

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of unrealized losses on cash flow hedges.  At December 31, 2009, accumulated other comprehensive loss was $7.0 million.

Derivative Financial Instruments

As discussed in Note 8 to Consolidated Financial Statements - Interest Rate Swap Agreement, the Company accounts for derivative instruments and hedging activities in accordance with new accounting guidance for accounting for derivative instruments and hedging activities.  All derivatives are recognized on the balance sheet at their fair value.  On the date that the Company enters into a derivative contract, management formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

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

On June 11, 2009, the Company partially terminated the $35.0 million interest rate swap, subject to a partial termination fee of $0.6 million which was recorded to earnings in Gain on derivative.  The notional amount was reduced to $20.0 million.  All other terms of the interest rate swap agreement remained unchanged.  As a result, the amount included in other comprehensive income related to the $35.0 million interest rate swap was reduced prorata and included in earnings as a gain (loss) on derivative instrument.

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

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the second quarter of 2009, which option was subsequently terminated, a portion of the highly effective hedge on the $100.0 million outstanding debt by the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement are included in earnings beginning on June 5, 2009.  Included in other comprehensive loss is $1.6 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.  See Note 8 to Consolidated Financial Statements – Interest Rate Swap Agreements.

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

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  The Accounting Standards Codification (“ASC” or “Codification”) identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on our financial position, results of operations or cash flows.

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

In May 2009, the FASB issued new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance was effective for interim and annual periods ending after June 15, 2009. The impact of adopting this new guidance resulted in additional financial statement disclosures and did not have an impact on our financial position, results of operations, or cash flow.

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

Interest Rate Sensitivity Analysis

At December 31, 2009, we had debt totaling $278.4 million, comprised of $8.9 million of variable rate debt, and $269.5 million of fixed rate debt, comprised of $120.0 million of debt fixed through the interest rate swap agreements, $137.8 million of Senior Notes, $9.7 million of Second Lien Loan, $1.0 million of SA Debt and approximately $1.0 million of purchase debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $0.1 million.

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

Disclosure Regarding Forward Looking Statements

This filing contains statements that are “forward looking statements,” and includes, among other things, discussions of our business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions.  Forward looking statements are included in “Business- General,” “Business- Competitive Strengths,” “Business- Our Strategy,” “Business- RV Industry,” “Business- Membership Clubs,” “Business- Membership Products and Services,” “Business- Publications,” “Business- Retail,” “Business- Marketing,” “Business- Operations,” “Business- Information Support Services,” “Business- Regulation,” “Business- Competition,” “Risk Factors,” “Legal Proceedings,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Although we believe that the expectations reflected in such forward looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, the number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results.  All phases of our operations of are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes, changes in interest rates, availability of debt financing in capital markets and competition, many of which are outside our control, any one of which, or a combination of which, could materially affect the results of our operations and whether the forward looking statements made by us ultimately prove to be accurate.  Reference is made to Item 1A relating to Risk Factors applicable to us.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules have been omitted since the required information is included in the consolidated financial statements, the notes thereto or because such information is not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Affinity Group, Inc.

We have audited the accompanying consolidated balance sheets of Affinity Group, Inc. and its subsidiaries (the “Company”), a wholly-owned subsidiary of Affinity Group Holding, Inc., as of December 31, 2009, and 2008, and the related consolidated statements of operations, stockholder’s deficit and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Affinity Group, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 31, 2010

Los Angeles, California

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,640	$10,608
Restricted cash	8,058	-
Accounts receivable, less allowance for doubtful accounts of $3,128 in 2009 and $2,147 in 2008	32,321	40,191
Inventories	49,921	57,137
Prepaid expenses and other assets	13,067	13,545
Total current assets	112,007	121,481

PROPERTY AND EQUIPMENT, net	34,276	44,077
NOTE FROM AFFILIATE	4,837	4,608
INTANGIBLE ASSETS, net	13,738	20,754
GOODWILL	49,944	96,828
DEFERRED TAX ASSETS, net	-	4,569
OTHER ASSETS	6,767	2,035
Total assets	$221,569	$294,352

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$23,795	$23,950
Accrued interest	5,688	6,946
Accrued income taxes	1,598	1,165
Accrued liabilities	24,060	26,954
Deferred revenues and gains	60,728	60,569
Current portion of long-term debt	892	12,391
Total current liabilities	116,761	131,975

DEFERRED REVENUES AND GAINS	35,607	35,855
LONG-TERM DEBT, net of current portion	277,522	279,755
OTHER LONG-TERM LIABILITIES	13,204	33,281
	443,094	480,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Additional paid-in capital	89,505	81,005
Accumulated deficit	(304,031)	(257,183)
Accumulated other comprehensive loss	(7,000)	(10,337)
Total stockholder’s deficit	(221,525)	(186,514)
Total liabilities and stockholder’s deficit	$221,569	$294,352

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (IN THOUSANDS)

	2009	2008	2007

REVENUES:
Membership services	$142,147	$152,643	$149,937
Media	59,061	82,424	90,537
Retail	270,573	291,070	321,730
	471,781	526,137	562,204

COSTS APPLICABLE TO REVENUES:
Membership services	84,826	90,758	94,840
Media	46,079	61,126	62,258
Retail	164,510	170,911	194,940
	295,415	322,795	352,038

GROSS PROFIT	176,366	203,342	210,166

OPERATING EXPENSES:
Selling, general and administrative	128,917	142,757	145,556
Goodwill impairment	46,884	47,601	-
Impairment of investment in affiliate	-	81,005	-
Financing expense	2,607	-	-
Depreciation and amortization	21,076	19,798	18,948
	199,484	291,161	164,504

(LOSS) INCOME FROM OPERATIONS	(23,118)	(87,819)	45,662

NON-OPERATING ITEMS:
Interest income	517	579	592
Interest expense	(30,873)	(24,228)	(24,819)
Gain (loss) on derivative instrument	745	(2,394)	-
Gain (loss) on debt restructure	4,678	-	(775)
Other non-operating income (expense), net	(1,263)	(323)	(149)
	(26,196)	(26,366)	(25,151)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(49,314)	(114,185)	20,511

INCOME TAX BENEFIT (EXPENSE)	10,366	2,213	(1,583)

NET (LOSS) INCOME	$(38,948)	$(111,972)	$18,928

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCES AT JANUARY 1, 2007	2,000	$1	$81,005	$(156,389)	$-	$(75,383)

Dividends	-	-	-	(5,750)	-	(5,750)

Unrealized loss on interest rate swap	-	-	-	-	(4,705)	(4,705)
Net income	-	-	-	18,928	-	18,928
Total comprehensive income	-	-	-	-	-	14,223

BALANCES AT DECEMBER 31, 2007	2,000	1	81,005	(143,211)	(4,705)	(66,910)

Dividends	-	-	-	(2,000)	-	(2,000)

Unrealized loss on interest rate swap	-	-	-	-	(5,632)	(5,632)
Net loss	-	-	-	(111,972)	-	(111,972)
Total comprehensive loss	-	-	-	-	-	(117,604)

BALANCES AT DECEMBER 31, 2008	2,000	1	81,005	(257,183)	(10,337)	(186,514)

Dividends	-	-	-	(7,900)	-	(7,900)
Contributions	-	-	8,500	-	-	8,500

Unrealized gain on interest rate swap	-	-	-	-	3,337	3,337
Net loss	-	-	-	(38,948)	-	(38,948)
Total comprehensive loss	-	-	-	-	-	(35,611)

BALANCES AT DECEMBER 31, 2009	2,000	$1	$89,505	$(304,031)	$(7,000)	$(221,525)

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (IN THOUSANDS)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(38,948)	$(111,972)	$18,928
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Deferred tax provision	4,569	(3,349)	443
Depreciation	12,358	11,670	9,933
Amortization	8,718	8,128	9,015
Impairment loss on goodwill	46,884	47,601	-
Impairment loss on investment in affiliate	-	81,005	-
(Gain) loss on derivative instrument	(745)	2,394
Provision for losses on accounts receivable	2,945	1,493	1,373
Deferred compensation	-	(311)	350
Loss on sale of property and equipment	604	321	150
(Gain) loss on debt restructure	(4,678)	-	775
Changes in operating assets and liabilities (net of
purchased businesses):
Accounts receivable	4,925	(8,354)	(7,504)
Inventories	7,216	7,072	(11,506)
Prepaid expenses and other assets	(4,254)	1,250	(1,428)
Accounts payable	(155)	(3,221)	(5,406)
Accrued and other liabilities	(19,943)	(9,156)	702
Deferred revenues and gains	(89)	(9,027)	3,495
Net cash provided by operating activities	19,407	15,544	19,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,190)	(11,782)	(19,708)
Net proceeds from sale of property and equipment	29	22	178
Acquisitions, net of cash received	-	(3,409)	(304)
Cash (received) paid on loans to affiliate	-	42	38
Net cash used in investing activities	(3,161)	(15,127)	(19,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,900)	(2,000)	(5,750)
Contribution from parent	8,500	-	-
Restricted cash	(8,058)	-	-
Borrowings on long-term debt	28,089	33,000	64,300
Payment of debt issue costs	(2,541)	(271)	(291)
Principal payments of long-term debt	(36,304)	(28,895)	(64,432)
Net cash (used in) provided by financing activities	(18,214)	1,834	(6,173)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,968)	2,251	(6,649)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,608	8,357	15,006

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,640	$10,608	$8,357

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1.                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Affinity Group, Inc. (“AGI”) and its subsidiaries (collectively the “Company”).  Affinity Group Holding, Inc., a Delaware corporation (“AGHI”) is the direct parent of the Company.  Certain balances in the prior year consolidated financial statements were reclassified to conform with the current year presentation.

Basis for Presentation – As of December 31, 2009, there was $128.9 million outstanding under the Senior Credit Facility and it was secured by a lien on all of the Company’s assets and a pledge of the Company’s stock and the stock of its subsidiaries. The Senior Credit Facility was scheduled to mature on March 31, 2010.

On March 1, 2010, AGI refinanced its existing Senior Credit Facility ($128.9 million aggregate principal amount outstanding as at December 31, 2009) and second lien notes totaling $9.7 million due July 31, 2010.  The New Senior Credit Facility provides for term loans aggregating $144.3 million, including an original issue discount of 2%, that are payable in quarterly installments of $360,750 beginning March 1, 2011.  In addition, there are mandatory prepayments of the term loans from excess cash flow (as defined) of AGI and from asset sales.  The term loans under the New Senior Credit Facility mature on the earlier of March 1, 2015 or 90 days prior to the maturity of either AGI’s 9% senior subordinated notes due 2012 (the “Senior Notes”) ($137.8 million principal amount outstanding as at December 31, 2009) or AGHI’s 10-7/8% senior notes due 2012 (the “AGHI Notes”) ($113.6 million aggregate principal amount outstanding as at December 31, 2009).

In addition, on March 1, 2010, Camping World entered into a credit agreement (the “CW Credit Facility”) providing for an asset based lending facility of up to $22 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility matures on the earlier of March 1, 2013, 60 days prior to the date of maturity of the New Senior Credit Facility, or 120 days prior to the earlier date of maturity of the Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floats at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings or 1.0%) for borrowings whose interest is based on LIBOR.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.

Currently, the New Senior Credit Facility, CW Credit Facility, and the AGI Indenture impose limitations on the ability of subsidiaries of AGHI to make dividend distributions or loans to AGHI to pay interest on the AGHI Notes.

Description of the Business – The Company is a membership-based direct marketing company which sells club memberships, products, services, and publications to selected affinity groups primarily in North America.  The Company markets club memberships, merchandise and services to RV owners, and camping and golf enthusiasts.  In addition, the Company operates

1.                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value Measurement – The Company adopted a new accounting standard that defines fair value and established a framework for fair value measurements effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non-financial assets and liabilities that are not remeasured on a recurring basis.  Under this standard, fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.  The adoption of this accounting standard did not have a material impact on our consolidated results of operations, financial position or cash flows.  See Note 9 – Fair Value Measurements.

Cash, Cash Equivalents and Restricted Cash – The Company considers all short-term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents.  The carrying amount approximates fair value because of the short maturity of these instruments.  At December 31, 2009, we had restricted cash of $8.1 million.  The restricted cash includes $6.1 million held in escrow to backstop the letters of credit and $2.0 million held in escrow in lieu of issuing a letter of credit.  The restricted cash is treated as financing activities in the Company’s Consolidated Statement of Cash Flows.

Concentration of Credit Risk – The Company is potentially subject to concentrations of credit risk in accounts receivable.  Concentrations of credit risk with respect to accounts receivable is limited due to the large number of customers and their geographical dispersion.

Inventories – Inventories are stated at lower of FIFO (first-in, first-out) cost or market.  Inventories primarily consist of retail travel and leisure specialty merchandise.

Property and Equipment – Property and equipment are recorded at cost.  We review our property, plant and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

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

Long-term Debt – The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.  The fair value of the Company’s long-term debt was $228.1 million as of December 31, 2009.

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

Membership revenue is generated from annual, multi-year and lifetime memberships.  The revenue and expenses associated with these memberships are deferred and amortized over the membership period.  For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit, typically three months based on historical actual response rates.  Renewal expenses are expensed at the time related materials are mailed.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.  At December 31, 2009 and 2008, $6.2 million and $6.8 million of advertising expenses have been capitalized as direct-response advertising, of which $3.5 million and $4.2 million, respectively, were reported as assets and $2.7 million and $2.6 million, respectively, were reported net of related deferred revenue.  Advertising expenses for 2009, 2008 and 2007 were $25.1 million, $37.3 million and $39.1 million, respectively.

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

1.                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

publications are deferred until the publications are distributed.  Revenues and related expenses for consumer shows are recognized when the show occurs.

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss consists of unrealized losses on effective portion cash flow hedges.  At December 31, 2009, accumulated other comprehensive loss was $7.0 million.

Vendor Allowances – The Company receives rebates from vendors pursuant to several different types of programs.  Vendor consideration is accounted for as a reduction of the inventory cost and related cost of sales when the inventory is sold.

Shipping and Handling Fees and Costs – The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of cost applicable to revenues.  At December 31, 2009 and 2008, $5.2 million and $4.9 million of shipping and handling fees, respectively, were included in the Retail segment as revenue.

Derivative Financial Instruments – The Company accounts for derivative instruments and hedging activities in accordance with accounting guidance for derivative instruments and hedging activities, which states that all derivatives are recognized on the balance sheet at their fair value.  On the date that the Company enters into a derivative contract, management formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge (a “swap”), to the extent that the hedge is effective, are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction.  The Company measures effectiveness of the swap at each quarter end using the Hypothetical Derivative Method.  Under this method, hedge effectiveness is measured based on a comparison of the change in fair value of the actual swap designated as the hedging instrument and the change in fair value of the hypothetical swap which would have the terms that identically match the critical terms of the hedged cash flows from the anticipated debt issuance.  The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the swap over the cumulative change in the fair value of the plain vanilla swap lock, as defined in the accounting literature.  Once a swap is settled, the effective portion is amortized over the estimated life of the hedge item.  See Note 8 - Interest Rate Swap Agreements.

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

The Company adopted accounting guidance relating to accounting for uncertainty in income taxes on January 1, 2007.  At the date of adoption, the Company had $14.2 million of unrecognized tax benefits.  The Company reversed $13.2 million of its liability for unrecognized tax benefits in the third quarter due to statute expirations.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Major Customers – Included in the Membership Services segment is revenue in the amount of $16.8 million, $18.5 million and $19.9 million, for the years 2009, 2008 and 2007, respectively, which was received under contracts from one customer of the Company.

Subsequent Events - We have evaluated subsequent events through the date of issuance of our financial statements in this Form 10-K.

Recent Accounting Pronouncements - In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  The Accounting Standards Codification (“ASC” or “Codification”) identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on our financial position, results of operations or cash flows.

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

2.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2009	2008

Land	$477	$477
Building and improvements	16,204	17,038
Furniture and equipment	73,095	64,764
Software	26,991	28,404
Systems development and construction in progress	220	8,932
	116,987	119,615
Less: accumulated depreciation and amortization	(82,711)	(75,538)
	$34,276	$44,077

3.        GOODWILL AND INTANGIBLE ASSETS

The following is a summary of changes in the Company’s goodwill by business segment, for the years ended December 31, 2009 and 2008 (in thousands):

	Membership Services	Media	Retail	Consolidated

Gross goodwill	$56,030	$46,884	$47,601	$150,515
Impairment prior to January 1, 2008	(6,086)	-	-	(6,086)
Balance as of January 1, 2008	49,944	46,884	47,601	144,429
Impairment	-	-	(47,601)	(47,601)
Balance as of December 31, 2008	49,944	46,884	-	96,828
Impairment	-	(46,884)	-	(46,884)
Balance as of December 31, 2009	$49,944	$-	$-	$49,944

Finite-lived intangible assets and related accumulated amortization consisted of the following at December 31 (in thousands):

		2009
		Accumulated
	Gross	Amortization	Net

Membership and customer lists	$35,724	$(26,684)	$9,040
Resort and golf course participation agreements	13,346	(13,343)	3
Non-compete and deferred consulting agreements	18,830	(16,322)	2,508
Deferred financing costs	12,694	(10,507)	2,187
	$80,594	$(66,856)	$13,738

		2008
		Accumulated
	Gross	Amortization	Net

Membership and customer lists	$36,384	$(22,182)	$14,202
Resort and golf course participation agreements	13,385	(13,375)	10
Non-compete and deferred consulting agreements	18,830	(15,103)	3,727
Deferred financing costs	10,685	(7,870)	2,815
	$79,284	$(58,530)	$20,754

The aggregate future five-year amortization of finite-lived intangibles at December 31, 2009 is as follows (in thousands):

2010	$6,085
2011	4,930
2012	2,634
2013	89
Total	$13,738

3.        GOODWILL AND INTANGIBLE ASSETS (continued)

Under accounting guidance for goodwill and other intangible assets, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 12 - Segment Information.  The determination of fair value for a reporting unit involves the use of assumptions and estimates such as the future performance of the operations of the reporting unit and discount rates used to determine the current value of expected future cash flows of the reporting unit.  Any change in these assumptions and estimates, and other factors such as inflation rates, competition and general economic conditions, could cause the calculated fair value of the operating unit to decrease significantly.

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

In performing the second step of the goodwill impairment test, the Company allocated the estimated fair values of the reporting units of our RV and powersports publications determined in step one of the impairment test, to the assets and liabilities of the respective reporting unit in accordance with the accounting guidance for business combinations. The Company determined the impairment for these units to be equal to the carrying value of its goodwill, or $46.9 million.  The Company recorded an impairment charge of $46.9 million in the third quarter of 2009 related to these units, which is part of the Media segment.  The Media segment goodwill was reduced to zero.  See Indefinite Lived Intangible Assets under Critical Accounting Policies.

In the third quarter of 2008, the Company noted continued reduction in same store sales at Camping World, Inc. (“Camping World”) as well as deterioration of general economic conditions and consumer confidence.  Based on the above, the Company determined that there were identified indicators of impairment within the Camping World reporting unit.

Management was assisted in determining that the estimated fair value of the Camping World reporting unit was less than book value by an independent third party valuation firm.  The excess of carrying value over the estimated fair value of the Camping World reporting unit was primarily due to the decline in the recreational vehicle and camping retail markets leading to lower expected future cash flows for the business and lower market comparables. In determining the fair value, the Company used a weighted average of the income valuation approach and market valuation approaches.  The Company recorded an impairment charge of $47.6 million in the third quarter of 2008 related to Camping World, which is part of the retail segment.  The Retail segment goodwill was reduced to zero. See Long-Lived Assets under Critical Accounting Policies.

The Company performed an annual goodwill impairment test as required and there were no goodwill impairment indicators for our other reporting units.  Based on the results of the annual

3.    GOODWILL AND INTANGIBLE ASSETS (continued)

impairment tests, we determined that no indicators of goodwill impairment existed in the other reporting units as of December 31, 2009.  However, future goodwill impairments tests could result in a charge to earnings.  We will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

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

The total costs of the acquisitions have been allocated to the assets acquired and the liabilities assumed based on their respective fair values in accordance with accounting guidance for business combinations.  The allocations of the purchase price to assets and liabilities include various finite-lived assets and no additional goodwill.  The results of operations for each respective acquisition have been included in the Company’s results of operations from the date of the acquisitions.  Proforma results of operations for each year in which an acquisition occurred, assuming the acquisitions took place at the beginning of the year, would not differ significantly from the actual reported results.

4.        LONG-LIVED ASSETS

In 2005, AGHI issued $88.2 million principal amount of its 10-7/8% Senior Notes due 2012 (the “AGHI Notes”) and contributed the net proceeds, approximately $81.0 million, to the Company and in turn, the Company made an equity contribution to Camping World.  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. that created a new wholly-owned subsidiary named CWFR Capital Corp. (“CWFR”) which is an “unrestricted subsidiary” under the AGHI Notes, and the AGI Indenture, and made an equity capital contribution to CWFR in an equal amount to the capital contribution that it received from Camping World.  Since CWFR is an unrestricted subsidiary, its operations are not restricted by either the AGI Indenture or the AGHI Notes.  CWFR used the proceeds from the equity capital contribution to acquire the FreedomRoads Preferred Interest.  FreedomRoads is owned 90% by the Stephen Adams Living Trust, which also indirectly owns 100.0% of the outstanding capital stock of AGHC and indirectly AGHI.

4.        LONG-LIVED ASSETS (continued)

In the third quarter of 2008, the Company recorded an impairment charge of $81.0 million that wrote down to zero the carrying value of the preferred interest (the “FreedomRoads Preferred Interest”) held by an indirect subsidiary of Camping World in FreedomRoads Holding Company, LLC (“FreedomRoads”), a holding company whose subsidiaries sell and service new and used recreational vehicles.  Management was assisted in determining the non-cash goodwill impairment charge by an independent third party valuation firm.  The $81.0 million impairment charge was recorded as a result of declining performance of the recreational vehicle industry driven by overall weakening of the economy and a significant decline in consumer confidence, in addition to limited credit available to consumers interested in purchasing recreational vehicles.

5.                         ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2009	2008

Compensation and benefits	$8,653	$9,549
Other accruals	15,407	17,405
	$24,060	$26,954

6.                         LONG-TERM DEBT

The following reflects outstanding long-term debt as of December 31 (in thousands):

	2009	2008

Revolving Credit and Term Loan Facility:	$110,797	$126,955
Term Loans	18,059	8,500
Revolving credit facility	137,824	152,399
AGI 9% Senior Subordinated Notes due 2012	9,717	-
Second Lien Loan Note	1,032	-
SA Debt	985	4,292
Other long-term obligations	278,414	292,146
	(892)	(12,391)
Less: current portion	$277,522	$279,755

Senior Credit Facility - On June 24, 2003, the Company entered into an Amended and Restated Credit Agreement and a Senior Secured Floating Rate Note Purchase Agreement (“Senior Credit Facility”).  The Senior Credit Facility was subsequently amended on March 3, 2006, June 8, 2006, February 27, 2007 and June 5, 2009, and provides for term loans (“Term Loans”) in the aggregate of $140.0 million and a revolving credit facility of $25.0 million.  The funds available under the revolving credit line of the Senior Credit Facility may be utilized for borrowings or letters of credit; however, a maximum of $7.5 million may be allocated to such letters of credit.  Re-borrowings under the Term Loans are not permitted.  The interest on borrowings under the Senior Credit Facility is at variable rates based on the ratio of total cash flow to outstanding indebtedness (as defined).  Interest rates float with prime and the London Interbank Offered Rates, (“LIBOR”), plus an applicable margin ranging from 9.00% to 10.00%, respectively, over the stated rates and a LIBOR floor of 2.75%.  The Company also pays a commitment fee of 1.0% per annum on the unused amount of the revolving credit facility.  The aggregate quarterly scheduled payments on the term loans are $0.4 million.  The funds available under the Senior Credit Facility may be utilized for borrowings or letters of credit, except a maximum of $7.5

6.                         LONG-TERM DEBT (continued)

million may be allocated to such letters of credit.  The Senior Credit Facility is secured by virtually all of AGI’s assets and a pledge of AGI’s stock and the stock of AGI’s subsidiaries.

As of December 31, 2009, $110.8 million was outstanding under the Term Loans and after consideration for fixed rates under the interest rate swap agreements, as discussed in Note 8 – Interest Rate Swap Agreements, the average interest rate on the Term Loans was 17.01%.  As of December 31, 2009, permitted borrowings under the undrawn revolving line were $19.2 million.  The Company had commercial and standby letters of credit in the aggregate amount of $5.8 million outstanding as of December 31, 2009.

Concurrent with the June 5, 2009 amendment to the Senior Credit Facility, the Company obtained a $9.7 million Second Lien Loan, the net proceeds of which were used to purchase $14.6 million in principal amount of Senior Notes.  The Second Lien Loan carries an interest rate of 9.0% and matures on July 31, 2010.  The Second Lien Loan is secured by substantially all of the assets and a pledge of the stock of AGI and is second in priority only to the Senior Credit Facility.

In connection with the June 5, 2009 amendment to the Senior Credit Facility, the senior lenders required the commitment of Stephen Adams, the Company’s ultimate shareholder, to cause loans to be made to the Company in amounts equal to the cash interest payments on $16.0 million in aggregate principal amount of the term loans under the Senior Credit Facility.  In connection with that requirement, on June 10, 2009, the Company entered into a loan agreement with SA Holding, LLC, (“SA Holding”), which is owned by Stephen Adams, pursuant to which SA Holding agreed to loan to AGI (the “SA Loans”) amounts equal to the cash interest payments on $16.0 million in aggregate principal amount of term loans.  The interest rate on the SA Loans is equal to the interest rate payable on the Senior Credit Facility plus 2.0% per annum compounded monthly.  The SA Loans mature on the date on which the indebtedness under the Senior Credit Facility is paid in full.  As of December 31, 2009, $1.0 million of SA Loans were outstanding.  On March 1, 2010, the SA Loans were repaid in full with the proceeds from the AGI New Senior Credit Facility.

New Senior Credit Facility - On March 1, 2010, AGI entered into the Second Amended and Restated Credit Agreement (the “New Senior Credit Facility”) to refinance its existing senior credit facility ($128.9 million aggregate principal amount outstanding as at December 31, 2009) which was scheduled to mature on March 31, 2010 and second lien notes totaling $9.7 million due July 31, 2010.  The New Senior Credit Facility provides for term loans aggregating $144.3 million, including an original issue discount of 2%, that are payable in quarterly installments of $360,750 beginning March 1, 2011.  In addition, there are mandatory prepayments of the term loans from excess cash flow (as defined) of AGI and from asset sales.  The term loans under the New Senior Credit Facility mature on the earlier of March 1, 2015 or 90 days prior to the maturity of either AGI’s 9% senior subordinated notes due 2012 (“Senior Notes”) ($137.8 million principal amount outstanding as at December 31, 2009) or AGHI’s 10-7/8% senior notes due 2012 (the “AGHI Notes”) ($113.6 million aggregate principal amount outstanding as at December 31, 2009).  Interest on the term loans under the New Senior Credit Facility floats at either 8.75% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 5.25%) for borrowings whose interest is based on the prime rate or 10.0% over the LIBOR rate (defined as the greater of the 3 months LIBOR rate or 3.0%) for borrowings whose interest is based on LIBOR.  The New Senior Credit Facility contains affirmative covenants, including financial covenants, and negative covenants, including a restriction on dividends or distributions by AGI to AGHI.  Borrowings under the New Senior Credit Facility are

6.                         LONG-TERM DEBT (continued)

guaranteed by the direct and indirect subsidiaries of AGI and are secured by liens on the assets of AGI and its direct and indirect subsidiaries.  As a condition to the term loans under the New Senior Credit Facility, $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI were contributed to AGHI for zero consideration and AGHI cancelled those notes.

The New Senior Credit Facility also revised the Company’s financial covenants in effect through the extended maturity date.  The Company’s forecast for 2010 anticipates compliance with all required covenants throughout 2010.  Significant cost reductions have been implemented over the last eighteen months, including the elimination of personnel, suspension of 401(k) employer contributions, salary cutbacks, hiring and capital expenditure spending freezes, satellite office closures, and magazine size and frequency reductions.  The Company believes that the amended senior secured financing, new secured loans, as well as forecasted cash flow will provide the cash flow needed to continue as a going concern through at least January 1, 2011.

Camping World Credit Facility - On March 1, 2010, Camping World entered into a credit agreement (the “CW Credit Facility”) providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility matures on the earlier of March 1, 2013, 60 days prior to the date of maturity of the New Senior Credit Facility, or 120 days prior to the earlier date of maturity of the Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floats at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings or 1.0%) for borrowings whose interest is based on LIBOR.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The lenders under the New Senior Credit Facility and the CW Credit Facility have entered into an intercreditor agreement that governs their rights in the collateral that is pledged to secure their respective loans.

AGI Senior Subordinated Notes - In February 2004, the Company issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (the “Senior Notes”).  The Company completed a registered exchange of the Senior Notes under the Securities Act of 1933 in August 2004.  Interest is payable on the Senior Notes twice a year on each February 15 and August 15, beginning August 15, 2004, and the Senior Notes mature on February 15, 2012.  On June 8, 2006, AGI amended its Senior Credit Facility to permit AGI to purchase up to $30.0 million of the Senior Notes from time to time as and when the Company determines.  AGI purchased $29.9 million of the Senior Notes at various times in 2006.  The Senior Notes purchases were made with available cash and the notes purchased have been retired.

On March 8, 2007, the Company purchased $17.7 million of the Senior Notes.  The Company funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the Senior Credit Facility.  The balance of the $25.0 million incremental loan was used to pay down the Company’s revolving

6.    LONG-TERM DEBT (continued)

credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The terms on the additional incremental loans are consistent with the remaining term loan outstanding under the Senior Credit Facility. The Company also incurred an $0.8 million debt extinguishment charge representing the pro rata unamortized deferred finance costs associated with the prepayment of the Senior Notes.  As of December 31, 2009, $137.8 million of Senior Notes remain outstanding.

The New Senior Credit Facility and the indenture under the Senior Notes were issued contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets and investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at December 31, 2009.

Total Long-term Debt - The aggregate future maturities of long-term debt at December 31, 2009 were as follows (in thousands):

2010	$892
2011	139,698
2012	137,824
Total	$278,414

7.                         INCOME TAXES

The components of the Company’s income tax expense (benefit) from operations for the year ended December 31, consisted of (in thousands):

	2009	2008	2007
Current:
Federal	$-	$-	$-
State	20	29	16
Deferred
Federal	(9,548)	(2,065)	1,443
State	(838)	(177)	124
Income tax expense (benefit)	$(10,366)	$(2,213)	$1,583

A reconciliation of income tax expense (benefit) from operations to the federal statutory rate for the year ended December 31 is as follows (in thousands):

	2009	2008	2007

Income taxes computed at federal statutory rate	$(6,882)	$(49,321)	$(992)
State income taxes - net of federal benefit	(590)	(4,227)	(85)
Other differences:
Goodwill written off	-	14,739	-
Increase (decrease) of valuation allowance	(2,792)	36,696	2,724
Other	(102)	(100)	(64)
Income tax expense (benefit)	$(10,366)	$(2,213)	$1,583

7.                         INCOME TAXES (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards.  Significant items comprising the net deferred tax asset at December 31 are (in thousands):

	2009	2008
Deferred tax liabilities:
Accelerated depreciation	$(2,314)	$(1,187)
Prepaid expenses	(22)	(386)
Deferred tax gain	(10,709)	-
Other	(75)	(490)
	(13,120)	(2,063)

Deferred tax assets:
Investment impairment	30,784	30,784
Gift Cards	866	796
Deferred revenues	968	27
Accrual for employee benefits and severance	420	325
Net operating loss carryforward	14,320	11,179
Claims reserves	543	684
Intangible assets	113	179
Deferred book gain	2,259	2,521
Other reserves	1,934	2,016
	52,207	48,511

Valuation allowance	(39,087)	(41,879)

Net deferred tax liabilities	$-	$4,569

Effective January 1, 2006, the Company received approval from the Internal Revenue Service for a change in tax status to an S corporation which included AGHC and all its subsidiaries with the exception of Camping World, Inc. and its wholly-owned subsidiaries, which are to remain Subchapter C corporations.  At December 31, 2009, Camping World, Inc. and its subsidiaries had a net operating loss carryforward of approximately $37.7 million, which will be able to offset future taxable income.  If not used, the net operating loss carryforward will expire between 2027 and 2029.  The valuation allowance for deferred taxes was decreased by $2.7 million as it was determined that the Company would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement.  The amount of unrecognized tax benefits (“UTBs”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination.  We recognize both accrued interest and penalties, where appropriate, related to UTBs in income tax expense.  At the date of adoption, the Company had $14.2 million of unrecognized tax benefits.  The Company reversed its liability for unrecognized tax benefits in the third quarter of 2009 due to statute expirations.

7.                         INCOME TAXES (continued)

The following table summarizes the activity related to unrecognized tax benefits:

Balance at January 1, 2009	$14,493
Gross increases in unrecognized tax benefits due to prior year positions	-
Gross decreases in unrecognized tax benefits due to prior year positions	-
Gross increases in unrecognized tax benefits due to current year positions	-
Gross decreases in unrecognized tax benefits due to current year positions	-
Gross decreases in unrecognized tax beneifts due to settlements with taxing authorities	-
Gross decreases in unrecognized tax benefits due to statute expirations	(13,154)
Other	-
Unrecognized tax benefits at December 31, 2009	$1,339

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision.  The Company reversed accrued interest and penalties of $2.0 million related to decreases in unrecognized tax benefits during 2009 due to statute expirations. As of December 31, 2009, the liability for penalties and interest was $0.5 million.  The Company expects its unrecognized tax benefits to decrease by $1.3 million over the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for fiscal years prior to fiscal 2005 and 2005, respectively.  There currently is an Internal Revenue Service examination that is scheduled to take place, but has not commenced, of the Company’s wholly owned subsidiary, Camping World, Inc., for fiscal year 2008.

8.        INTEREST RATE SWAP AGREEMENTS

The Company is exposed to certain risks related to its business operations.  The primary risks that we managed by using derivatives is interest rate risk.  We use financial instruments, including interest rate swap agreements, to reduce our risk to this exposure.  We do not use derivatives for speculative trading purposes and are not a party to leveraged derivatives.

We recognize all of our derivative instruments as either assets or liabilities at fair value.  Fair value is determined in accordance with the accounting guidance for Fair Value Measurements.  See Note 9 – Fair Value Measurements.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.  For derivatives designated as hedges under the accounting guidance for Derivative Instruments and Hedging Activities, we formally assess, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.  Our derivatives that are not designated and do not qualify as hedges under the accounting guidance for Derivative Instruments and Hedging Activities are adjusted to fair value through current earnings.

Effective January 1, 2009, the Company adopted the provisions of the new accounting guidance for Disclosures about Derivative Instruments and Hedging Activities.  The guidance requires that the objectives for using derivative instruments be disclosed to better convey the purpose of derivative use in terms of the risks that the Company is intending to manage.  This standard also requires disclosure of how derivatives and related hedged items are accounted for and how they affect the Company’s financial statements.  The adoption of the new guidance did not have

8.                         INTEREST RATE SWAP AGREEMENTS (continued)

a material impact on our condensed consolidated results of operations, financial position or cash flows.

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.281% at December 31, 2009 based upon the October 31, 2009 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The fair value of the swap was zero at inception.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  AGI entered into the interest rate swaps to limit the effect of increases on our floating rate debt.  The interest rate swap is designated as a cash flow hedge of the variable rate interest payments due on $100.0 million of the Term Loans issued June 24, 2003, and accordingly, gains and losses on the fair value of the interest swap agreement are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreement expires on October 31, 2012.

On March 19, 2008, AGI entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.281% at December 31, 2009 based upon the October 31, 2009 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of increases on our floating rate debt.  The interest rate swap agreements are designated as a cash flow hedge of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.

Due to the potential sale of Camping World, in the fourth quarter of 2008, a highly effective hedge on the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings as a gain (loss) on derivative instrument on October 1, 2008.  Included in other comprehensive loss at December 31, 2009 is $0.4 million related to changes in the fair value of the $35.0 million interest rate swap prior to October 1, 2008 which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.  On June 11, 2009, the Company partially terminated the $35.0 million interest rate swap, subject to a partial termination fee of $0.6 million which was expensed.  The notional amount was reduced to $20.0 million.  All other terms of the interest rate swap agreement remained unchanged.  As a result, the amount included in other comprehensive income related to the $35.0 million interest rate swap was reduced prorata and included in earnings as a gain (loss) on derivative instrument.

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the second quarter of 2009, which option was subsequently terminated, a portion of the highly effective hedge on the $100.0 million outstanding debt by the$100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and is now deemed to be reasonably possible.  As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement are included in earnings

8.                         INTEREST RATE SWAP AGREEMENTS (continued)

beginning on June 5, 2009.  Included in other comprehensive loss is $1.3 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.

The following is the location and amounts of derivative instruments fair values in the statement of financial position segregated between designated, qualifying hedging instruments segregated by assets and liabilities as required by accounting guidance.

Derivatives designated as
hedging intruments under		Fair Value as of:
Statement 133	Balance Sheet Location	12/31/2009	12/31/2008

Interest rate swap contracts	Other long-term liabilities	$ (8,090)	$ (12,731)

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for the years ended December 31, 2009 and 2008 segregated between designated, qualifying hedging instruments and those that are not, and segregated by assets and liabilities as required by the accounting guidance for derivative instruments (in thousands):

Derivatives in Cash Flow Hedging Relationships:	Interest Rate Swap Agreements
	12/31/2009	12/31/2008
Amount of Gain or (Loss) recognized in OCI on Derivatives	$(3,337)	$(5,632)

Location of Gain (Loss) Reclassified from Accumulated OCI into Statement of operations (Effective Portion)	Gain (loss) on derivative Instrument

	12/31/2009	12/31/2008
Amount of Gain or (Loss) reclassified from OCI into Statement of Operations (Effective portion)	$(126)	$(2,394)

Location of Gain (Loss) Recognized in Statement of Operations on Derivatives (Ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivative Instrument

	12/31/2009	12/31/2008
Amount of Gain or (Loss) recognized in income on Derivatives (Ineffective portion and amount excluded from effectiveness testing)	$871	$-

The fair value of these swaps included in other long-term liabilities was $8.1 million of which $7.0 million is in accumulated other comprehensive loss and $1.1 million has been recorded in the statement of operations in aggregate periods through December 31, 2009.

9.        FAIR VALUE MEASUREMENTS

Accounting guidance for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

9.                       FAIR VALUE MEASUREMENTS (continued)

As of December 31, 2009, the Company holds interest rate swap contracts that are required to be measured at fair value on a recurring basis.  The Company’s interest rate swap contracts are not traded on a public exchange.  See Note 8 Interest Rate Swap Agreements for further information on the interest rate swap contracts.  The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.

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

In the third quarter of 2008, the Company noted continued reduction in same store sales at Camping World, Inc. (“Camping World”) as well as deterioration of general economic conditions and consumer confidence.  Based on the above, the Company determined that there were identified indicators of impairment within the Camping World reporting unit.  Management was assisted in determining that the estimated fair value of the Camping World reporting unit was less than book value by an independent third party valuation firm.  The excess of carrying value over the estimated fair value of the Camping World reporting unit was primarily due to the decline in the recreational vehicle and camping retail markets leading to lower expected future cash flows for the business and lower market comparables. In determining the fair value, the Company used a weighted average of the income valuation approach and market valuation approaches.  The fair value of the goodwill in the Retail segment is measured on a non-recurring basis, and therefore, the Company has categorized this asset as Level 3.  The Company recorded an impairment charge of $47.6 million in the third quarter of 2008 related to Camping World, which is part of the Retail segment.

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

9.                       FAIR VALUE MEASUREMENTS (continued)

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

The Company’s liability at December 31, 2009, measured at fair value on a recurring basis subject to the disclosure requirements from accounting guidance, was as follows:

Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2009:
Interest Rate Swap Contracts	$ (8,090)	$ -	$ (8,090)	$ -
FreedomRoads Preferred Interest	-	-	-	-
Retail Goodwill	-	-	-	-
Media Goodwill	-	-	-	-

As of December 31, 2008:
Interest Rate Swap Contracts	(12,731)	-	(12,731)	-
FreedomRoads Preferred Interest	-	-	-	-
Retail Goodwill	-	-	-	-

Goodwill related to the Media segment was re-measured in the third quarter of 2009 and goodwill related to the Retail segment was re-measured in the third quarter of 2008.  The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these financial instruments.

The following table presents the reported carrying value and fair value information for the Company’s Senior Notes, and Senior Credit Facility.  The fair values shown below for the Senior Notes and the Senior Credit Facility are based on quoted prices in the market for identical assets (Level 1) (in thousands):

	12/31/2009		12/31/2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$137,824	$93,893	$152,399	$80,771
Senior Credit Facility	128,856	122,425	135,455	108,364

10.              COMMITMENTS, CONTINGENCIES

Leases — The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates.  Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 2009 are as follows (in thousands):

	Third Party	Related Party	Total
2010	$14,090	$8,990	$23,080
2011	12,671	8,990	21,661
2012	11,066	8,990	20,056
2013	9,032	8,946	17,978
2014	8,870	8,766	17,636
Thereafter	69,160	52,005	121,165
Total	$124,889	$96,687	$221,576

During 2009, 2008 and 2007, respectively, approximately $23.7 million, $21.7 million and $17.9 million, of rent expense was charged to costs and expenses.

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s ultimate parent, AGI Holding Corp., for $52.3 million in cash and a note receivable.  The properties have been leased back to the Company on a triple net basis.  Both the sales price and lease rates were based on market rates determined by third party independent appraisers engaged by the mortgage lender and approved by the AGI Senior Credit Facility agent bank.  These leases have an initial term of 25 to 27 years with two five-year options at the then current market rent.  The leases are classified as operating leases in accordance with accounting guidance for accounting for leases.”  Land and buildings with a net book value totaling $45.8 million have been removed from the balance sheet.  The transaction resulted in a net gain of $6.1 million consisting of a $12.1 million gain on certain properties and a $6.0 million loss on other properties.  In accordance with accounting principles generally accepted in the United States, the $6.0 million loss was recognized upon the date of sale in 2001 in the statement of operations and the $12.1 million gain was deferred and will be credited to income as rent expense adjustments over the lease terms.  The average net annual lease payments over the lives of the leases are $3.4 million.  As of December 31, 2009, an $8.4 million gain remains and will be recognized over the future lease terms.

NASCAR Agreement — Pursuant to the terms of a certain Series Entitlement and Sponsorship Agreement dated as of January 1, 2009, by and between National Association for Stock Car Auto Racing, Inc. (“NASCAR”) and FreedomRoads, LLC (“FR”), a wholly owned subsidiary of FreedomRoads, and CWI, Inc. (“CWI”), a wholly owned subsidiary of Camping World, Inc. (the “NASCAR Sponsorship Agreement”), CWI and FR obtained rights as the title sponsor of the NASCAR Truck Series.  The NASCAR Sponsorship Agreement provides for a term of seven years, commencing January 1, 2009 and terminating December 31, 2015, and requires the payment of annual rights fees in exchange for the rights granted to FR and CWI.  The obligations of FR and CWI under the Sponsorship Agreement are joint and several in nature, provided that the liability of CWI for the annual rights fees during the term of the NASCAR Sponsorship Agreement is capped at an aggregate of $6.5 million.

Litigation — From time to time, the Company is involved in litigation arising in the normal course of business operations.  The Company does not believe it is involved in any litigation that will have a material adverse effect on its results of operations or financial position.

10.              COMMITMENTS, CONTINGENCIES (continued)

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

In connection with our effort to expand the number of Camping World stores by developing retail alliances with RV dealerships across North America, the Company has established 42 Camping World stores alongside or within RV dealerships owned by FreedomRoads, which is controlled by the Chairman of our Board of Directors, Stephen Adams, and we expect additional Camping World stores alongside or within such RV dealerships in the future.  At December 31, 2009, the Company leased 35 properties from FreedomRoads, sub-leased one property to FreedomRoads, and Camping World and FreedomRoads are joint tenants under six leases.  Total payments by the Company to FreedomRoads under these leased properties for 2009 and 2008 were approximately $5.7 million and $4.2 million, respectively, and future commitments under these leases total approximately $35.1 million.  The leases expire at various dates from August 2013 through September 2018.  In 2009, FreedomRoads vacated three properties in which Camping World and FreedomRoads were joint tenants and Camping World took over the lease.  For 2009 and 2008, lease payments received from FreedomRoads for the one subleased property was approximately $0.4 million and $0.7 million, respectively, and future payments to be received under this sublease total approximately $2.5 million.  The Company paid FreedomRoads approximately $18.6 million and $7.7 million in 2009 and 2008, respectively, and FreedomRoads paid the Company approximately $24.7 million and $27.7 million in 2009 and 2008, respectively, under the product marketing and sales agreements.  Camping World’s outstanding accounts receivable balance to FreedomRoads was $1.1 million, consisting of $5.8 million in accounts receivable and $4.7 million in accounts payable, at December 31, 2009.

Cooperative Resources Agreement — Pursuant to the terms of the Amended and Restated Cooperative Resources Agreement (“Cooperative Resources Agreement”) dated January 1, 2008, by and between the Company and FreedomRoads Holding Company, Inc. (“FreedomRoads”) and Camping World, Inc., FreedomRoads obtained the right to use the Camping World logos, trademarks, and trade names (“CW Marks”).  The Cooperative Resources Agreement provides for a term of twenty-five years, commencing January 1, 2008

11.                  RELATED PARTY TRANSACTIONS (continued)

and terminating December 31, 2032, and requires payment by FreedomRoads of an annual fee based on revenue, as defined, in exchange for the right to use the CW Marks granted by AGI.  The fee for 2008 was $5.0 million and was paid by FreedomRoads to AGI in the first quarter of 2009.  On December 14, 2009, the Second Amendment to the Amended and Restated Cooperative Resources Agreement eliminated the annual fee payment by FreedomRoads to AGI, provided that FreedomRoads exclusively offer AGI products and services in point of sale customer transactions, and FreedomRoads has agreed to purchase their parts from Camping World.

On June 5, 2009, the Company entered into an option agreement with the shareholder of its ultimate parent to which the Company granted such shareholder or his assigns an option, exercisable on or before March 1, 2010, to purchase the Company’s Camping World subsidiary for $55.0 million. In the event the Camping World purchase option was exercised and, subject to the consent of the lenders under the Senior Credit Facility, the sale of Camping World consummated, the Company intended to use the net cash proceeds from the sale of Camping World to repay indebtedness outstanding under the Senior Credit Facility, as amended.  On December 14, 2009, a Termination of Option agreement was signed whereby the purchase option with the shareholder was terminated.

On December 1, 2009, our parent company entered into an agreement which grants AGI the right and option (“the “Option”) to purchase FreedomRoads’ “choice model” insurance business for a $2.5 million deposit, paid by AGI, with $2.5 million due on or before December 15, 2011.  The Option shall be exercised on or after May 15, 2012 but before May 15, 2013.  In the event the Option is not exercised, AGI shall have the right to return of the deposit, less costs incurred.  The $2.5 million deposit is reported in Other Non-current Assets on the accompanying balance sheet as of December 31, 2009.

On December 14, 2009, the Company paid to FreedomRoads, by agreement, a one-time fee of $1.8 million for the non-exclusive license to access the FreedomRoads database for use in connection with the sale and promotion of RV produces and services for ten years.  The $1.6 million of the access fee is reported in Other Non-current Assets and the current portion of $180,000 in Prepaid expenses on the accompanying balance sheet as of December 31, 2009.

As a condition of the June 5, 2009 amendment to its Senior Credit Facility pursuant to which the maturity date was extended from June 24, 2009 to March 31, 2010, the shareholder of the ultimate parent of the Company was required to arrange for the purchase of approximately $26.6 million in principal amount of the term portion of the Senior Credit Facility by new lenders, enhance the yield to such new lenders, purchase AGHI Notes held by one of such new lenders at a premium to the most recent market price, contribute $8.5 million in capital to the Company and guarantee two required principal payments on the term loans under the Senior Credit Facility, aggregating $15.0 million.  In consideration of such support, the Company entered into an option agreement with the shareholder of the ultimate parent of the Company pursuant to which the Company granted such shareholder or his assigns an option, exercisable on or before March 1, 2010, to purchase the Company’s Camping World subsidiary for $55.0 million.  The Company also agreed to pay the shareholder of the ultimate parent, upon successful refinancing of the Company’s secured debt which is currently the New Senior Credit Facility, a success fee equal in amount to the fair value of such credit support, taking into account the fair value of the option to purchase Camping World.  Management was assisted in determining the fair value of Camping World by an independent third party valuation firm.  In the event the fair value of the Camping World purchase option exceeds the fair value of such credit support, the shareholder will pay the amount of such excess to the Company.  On December 14, 2009, a Termination of Option agreement was signed whereby the purchase option with the shareholder was terminated and there would not be a credit for the value of the Camping World purchase option against value of

11.              RELATED PARTY TRANSACTIONS (continued)

such credit support.  In November 2009, management was assisted by an independent third party valuation firm in determining that the value of the credit support was $26.8 million.  For accounting purposes, any fee paid under this agreement will be treated, if and when paid, as a shareholder distribution.

The law firm of Kaplan, Strangis and Kaplan, P.A. (“KSK”) provides ongoing legal services to the Company and certain subsidiaries in connection with various matters. Andris A. Baltins, a member of the Board of Directors, is a member of that firm.  During 2009, 2008 and 2007, KSK received $920,000, $201,000 and $257,000 in legal fees from the Company, respectively.

The consulting firm of Pransky and Associates, P.S. (“PA”) provides ongoing consulting services to the Company and certain subsidiaries.  George Pransky, a member of the Board of Directors, is a director of that company.  During 2009 and 2008, PA received $2,500 and $0 in fees from the Company, respectively.

The accounting firm of Frith-Smith & Archibald, LLP (“FSA”), provides tax preparation and review services to the Company and certain subsidiaries.  David Frith-Smith, a member of the Board of Directors, is a partner of that company.  During 2009 and 2008, FSA received $256,000 and $0 in fees from the Company, respectively.

12.              STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for December 31 (in thousands):

	2009	2008	2007
Cash paid (received) during the year for:
Interest	$32,131	$23,982	$24,055
Income taxes	5	(5)	(195)

The Company entered into the following non-cash investing and financing transactions:

2009:

In February 2009, AGHC paid the interest on the AGHI Notes of $6.2 million representing a contribution from AGHC and a payment of interest on the notes.

In December 2009, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $4.6 million decrease in Other Long-Term Liabilities and a $3.3 million decrease in Other Comprehensive Loss and ineffective portion in the statement of operations as a non-cash gain on derivative instruments of $0.7 million.

2008:

In January 2008, the Company assumed $0.6 million of liabilities and issued $0.4 million of debt in connection with the acquisition of nine RV and boat shows from MAC Events, LLC.

In February 2008, the Company assumed $0.5 million of liabilities and issued $0.5 million of debt in connection with the acquisition of three RV and boat shows from Mid America Expositions, Inc.

12.              STATEMENTS OF CASH FLOWS (continued)

In August 2008, AGHC paid the interest on the AGHI Notes of $6.2 million representing a contribution from AGHC and a payment of interest on the notes.

In December 2008, the Company recorded an increase in the fair value of the interest rate swaps in Other Long-Term Liabilities of $8.0 million, an increase in Accumulated Other Comprehensive Loss of $5.6 million, and ineffective portion in statement of operations of as a non-cash loss on derivative instruments of $2.4 million.

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

13.              BENEFIT PLAN

Affinity Group, Inc.

The Company sponsored a 401(k) Plan qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over age twenty-one, including the Executive Officers, are eligible to participate in the 401(k) Plan.  Employees who have completed one year of service (minimum of 1,000 hours) are eligible for matching contributions.  For the plan year 2008, the Company elected a Safe Harbor Matching Contribution for the employer match and set the employer match, which vests upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution through July 2, 2008.  Effective July 3, 2008 the Company suspended the employer matching contributions.  Employees may defer up to 60% of their eligible compensation up to Internal Revenue Service limits electing pre-tax contributions or post-tax contributions (Roth contributions). The Company’s contributions to the plan totaled approximately $0, $0.5 million and $0.9 million for 2009, 2008 and 2007, respectively.

Camping World, Inc.

Beginning January 1, 2007 Camping World elected to no longer participate in the Affinity Group 401(k) Plan and elected to begin participating in the FreedomRoads 401(k) Defined Contribution Plan, FreedomRewards 401(k) Plan, qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over the age of eighteen, including the Executive Officers are eligible to participate in the 401(k) Plan.  Employees who have completed twelve months of consecutive service are eligible for company match.  For the plan year 2008, the matching contribution schedule was 50% up to the first 6% of eligible compensation.  Company matching contributions followed a six (6) year graded vesting schedule.  Effective June 6, 2008 the company suspended the employer matching contributions. Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits.  Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits.  The Company’s contributions to the plan totaled approximately $0, $0.4 million and $0.8 million for 2009, 2008 and 2007, respectively.

14.              DEFERRED PHANTOM STOCK COMPENSATION

The Company has deferred compensation agreements with certain officers.  The agreements provide for payment to the officers upon their termination, death, disability, or sale of the Company, and other agreed upon events.  Deferred compensation is included in other long-term liabilities except for amounts expected to be paid in 2010, which have been classified in current liabilities.  This deferred compensation is subject to vesting under the terms of the individual agreements.  Vesting periods range from 33% per year over a three-year period to immediate vesting upon entering an agreement.  The Company incurred deferred compensation expense of $0.0 million for 2009, benefit of $0.3 million in 2008, and expense of $0.4 million for 2007, due to changes in the cumulative amount due under the plan.

15.              SEGMENT INFORMATION

The Company’s three principal lines of business are Membership Services, Media, and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories and RV and powersports industry trade magazines.  In addition, the Media segment operates 40 consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

15.              SEGMENT INFORMATION (continued)

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Media	Retail	Consolidated
YEAR ENDED DECEMBER 31, 2009
Revenues from external customers	$142,147	$59,061	$270,573	$471,781
Loss on sale of property and equipment	-	-	(558)	(558)
Interest income	3,370	-	4	3,374
Interest expense	-	80	7,786	7,866
Depreciation and amortization	3,077	5,307	9,128	17,512
Goodwill impairment	-	46,884	-	46,884
Segment profit (loss)	47,645	(43,898)	(11,375)	(7,628)
Segment assets	237,597	26,876	95,193	359,666
Expenditures for segment assets	379	62	2,669	3,110

YEAR ENDED DECEMBER 31, 2008
Revenues from external customers	$152,643	$82,424	$291,070	$526,137
Loss on sale of property and equipment	-	-	(321)	(321)
Interest income	3,589	-	29	3,618
Interest expense	-	208	16,126	16,334
Depreciation and amortization	3,218	5,954	8,565	17,737
Goodwill impairment	-	-	47,601	47,601
Impairment of investment in affiliate	-	-	81,005	81,005
Segment profit (loss)	51,679	9,228	(145,683)	(84,776)
Segment assets	221,262	88,101	110,964	420,327
Expenditures for segment assets	2,531	2,464	6,603	11,598

YEAR ENDED DECEMBER 31, 2007
Revenues from external customers	$149,937	$90,537	$321,730	$562,204
Gain (loss) on sale of property and equipment	-	5	(216)	(211)
Interest income	9,521	-	84	9,605
Interest expense	-	258	15,402	15,660
Depreciation and amortization	3,620	5,124	7,754	16,498
Segment profit (loss)	50,491	17,497	(8,136)	59,852
Segment assets	203,836	89,074	246,472	539,382
Expenditures for segment assets	2,744	1,244	15,650	19,638

15.              SEGMENT INFORMATION (continued)

The following is a summary of the reconciliations of reportable segments to the consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
(Loss) gain on Sale of Property and Equipment
Total (loss) gain on sale for reportable segments	$(558)	$(321)	$(211)
Other non-allocated gain	(46)	-	61
Total (loss) gain on sale of property and equipment	$(604)	$(321)	$(150)

Interest Income
Total interest income for reportable segments	$3,374	$3,618	$9,605
Elimination of intersegment interest income	(3,370)	(3,589)	(9,521)
Other non-allocated interest income	513	550	508
Total interest income	$517	$579	$592

Interest Expense
Total interest expense for reportable segments	$7,866	$16,334	$15,660
Elimination of intersegment interest expense	(7,071)	(15,612)	(15,026)
Other non-allocated interest expense	30,078	23,506	24,185
Total interest expense	$30,873	$24,228	$24,819

Depreciation and Amortization
Total depreciation and amortization for reportable segments	$17,512	$17,737	$16,498
Unallocated depreciation and amortization expense	3,564	2,061	2,450
Total consolidated depreciation and amortization	$21,076	$19,798	$18,948

(Loss) Income From Operations Before Taxes
Total (loss) income for reportable segments	$(7,628)	$(84,776)	$59,852
Unallocated depreciation and amortization expense	(3,564)	(2,061)	(2,450)
Unallocated G & A expense	(14,984)	(14,021)	(17,050)
Unallocated interest expense, net	(29,565)	(22,956)	(23,677)
Unallocated gain (loss) on sale of property and equipment	(46)	-	61
Unallocated debt restructure expense	4,678	-	(775)
Unallocated arbitration expense	-	-	(955)
Unallocated gain (loss) on derivative instrument	745	(2,394)	-
Unallocated financing expense	(1,997)	-	-
Unallocated other expense	(654)	-	-
Elimination of intersegment interest expense, net	3,701	12,023	5,505
(Loss) income from operations before income taxes	$(49,314)	$(114,185)	$20,511

Assets
Total assets for reportable segments	$359,666	$420,327	$539,382
Restricted cash	8,058	-	-
Intangible assets not allocated to segments	2,185	4,201	5,348
Corporate unallocated assets	6,654	3,066	3,334
Elimination of intersegment receivable	(154,994)	(133,242)	(126,453)
Consolidated total assets	$221,569	$294,352	$421,611

Capital Expenditures
Total expenditures for assets for reportable segments	$3,110	$11,598	$19,638
Other asset expenditures	80	184	70
Total capital expenditures	$3,190	$11,782	$19,708

16.              SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of selected quarterly information for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total revenue	$105,053	$129,899	$124,944	$111,885
Gross profit	39,703	48,518	44,827	43,318
Net income (loss)	(1,224)	4,917	(37,850)	(4,791)

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total revenue	$124,985	$147,729	$133,337	$120,086
Gross profit	47,764	57,492	49,700	48,386
Net income (loss)	115	5,977	(126,110)	8,046

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total revenue	$127,807	$153,864	$146,428	$134,105
Gross profit	48,527	57,234	53,505	50,900
Net income (loss)	2,550	7,557	(673)	9,494

For the quarter ended June 30, 2009, the Company recorded a $4.7 million gain on purchase of the $14.6 million Senior Notes.

For the quarter ended September 30, 2009, the Company recorded an impairment charge of $46.9 million relating to Media segment.  See Note 3- Goodwill and Intangible Assets.

The Company incurred financing expense of $1.5 million, $0.4 million and $0.7 million in the second, third and fourth quarters of 2009, respectively, for legal and other costs related to the amendment to the Senior Credit Facility.

For the quarter ended September 30, 2008, the Company recorded a goodwill impairment charge of $47.6 million and an intangible asset impairment charge of $81.0 million that wrote down to zero the carrying value of the FreedomRoads Preferred Interest” held by an indirect subsidiary of Camping World in FreedomRoads.  Both charges related to the Retail segment.  See Note 3- Goodwill and Intangible Assets and Note 3- Long-Lived Assets.

For the quarter ended the March 31, 2007, Company incurred $0.8 million of debt extinguishment expense relating to the purchase of Senior Notes.

17.               VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
(in thousands)	of Period	Expenses	(a)	of Period

Description:

Year ended December 31, 2009:
Allowance for doubtful accounts receivable	$2,147	$2,945	$1,964	$3,128

Year ended December 31, 2008:
Allowance for doubtful accounts receivable	$1,473	$1,493	$819	$2,147

Year ended December 31, 2007:
Allowance for doubtful accounts receivable	$1,193	$1,373	$1,093	$1,473

(a)          Accounts determined to be uncollectable and charged against allowance account, net of collection on accounts previously charged against allowance account.

18.              NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION

In February 2004, the Company completed an offering of $200.0 million 9.0% Senior Subordinated Notes (“Senior Notes”) due in 2012.  Interest is payable on the Senior Notes twice a year on February 15 and August 15, beginning August 15, 2004.  The Company’s present and future restricted subsidiaries will guarantee the Senior Notes with unconditional guarantees of payment that will rank junior in right of payment to their existing and future senior debt, but will rank equal in right of payment to their existing and future senior subordinated debt.

All of the Company’s subsidiaries have jointly and severally guaranteed the indebtedness under the Senior Notes.  Full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Senior Notes.

18.              NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the year ended December 31, 2009 (in thousands).

				NON-		AGI
	AGI	GUARANTOR	S	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$402	$8,238		$-	$-	$8,640
Restricted cash	8,058	-		-	-	8,058
Accounts receivable- net of allowance	1,363	185,952			(154,994)	32,321
Inventories	-	49,921		-	-	49,921
Other current assets	2,210	10,488		-	-	12,698
Total current assets	12,033	254,599		-	(154,994)	111,638

Property and equipment, net	2,913	31,363		-	-	34,276
Intangible assets	2,185	11,553		-	-	13,738
Goodwill	49,944	-		-	-	49,944
Investment in subsidiaries	649,597	-		-	(649,597)	-
Affiliate note and investments	40,000	4,837		-	(40,000)	4,837
Other assets	4,683	2,453		-	-	7,136
Total assets	$761,355	$304,805		$-	$(844,591)	$221,569

Accounts payable	$984	$22,811		$-	$-	$23,795
Accrued and other liabilities	10,677	20,669		-	-	31,346
Current portion of long-term debt	154,994	40,892		-	(194,994)	892
Current portion of deferred revenue	738	59,990		-	-	60,728
Total current liabilities	167,393	144,362			(194,994)	116,761

Deferred revenue	2,292	33,315		-	-	35,607
Long-term debt	277,427	95		-	-	277,522
Other long-term liabilities	535,768	(522,564)		-	-	13,204
Total liabilities	982,880	(344,792)			(194,994)	443,094

Interdivisional equity	-	649,597		-	(649,597)	-
Stockholders’ deficit	(221,525)	-		-	-	(221,525)

Total liabilities & stockholders’ deficit	$761,355	$304,805		$-	$(844,591)	$221,569

Revenue	$3,290	$468,491		$-	$-	$471,781
Costs applicable to revenues	(9,803)	(285,612)		-	-	(295,415)
Operating expenses	(21,192)	(178,292)		-	-	(199,484)
Interest expense, net	(25,864)	(4,492)		-	-	(30,356)
Income from investment in consolidated subsidiaries	2,018	-		-	(2,018)	- -
Other non operating income (expenses)	9,855	(5,695)		-	-	4,160
Income tax expense	2,748	7,618		-	-	10,366
Net income	$(38,948)	$2,018		$-	$(2,018)	$(38,948)

Cash flows from operations	$(29,926)	$49,333		$-	$-	$19,407
investing activities	1,775	(4,936)		-	-	(3,161)
Cash flows provided by (used in) financing activities	27,253	(45,467)		-	-	(18,214)
Cash at beginning of year	1,300	9,308		-	-	10,608
Cash at end of period	$402	$8,238		$-	$-	$8,640

18.   NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the year ended December 31, 2008 (in thousands).

				NON-		AGI
	AGI	GUARANTOR	S	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$1,300	$9,308		$-	$-	$10,608
Accounts receivable- net of allowance	5,949	167,484		-	(133,242)	40,191
Inventories	-	57,137		-	-	57,137
Other current assets	2,231	11,314		-	-	13,545
Total current assets	9,480	245,243		-	(133,242)	121,481

Property and equipment, net	6,885	37,192		-	-	44,077
Intangible assets	2,815	17,939		-	-	20,754
Goodwill	67,584	29,244		-	-	96,828
Investment in subsidiaries	512,024	-		-	(512,024)	-
Affiliate note and investments	40,000	4,608		-	(40,000)	4,608
Other assets	606	5,998		-	-	6,604
Total assets	$639,394	$340,224		$-	$(685,266)	$294,352

Accounts payable	$625	$23,325		$-	$-	$23,950
Accrued and other liabilities	13,873	21,192		-	-	35,065
Current portion of long-term debt	268,697	(90,564)		-	(173,242)	4,891
Current portion of deferred revenue	1,073	59,496		-	-	60,569
Total current liabilities	284,268	13,449			(173,242)	124,475

Deferred revenue	2,415	33,440		-	-	35,855
Long-term debt	152,399	134,856		-	-	287,255
Other long-term liabilities	386,826	(353,545)		-	-	33,281
Total liabilities	825,908	(171,800)			(173,242)	480,866

Interdivisional equity	-	512,024		-	(512,024)	-
Stockholders’ deficit	(186,514)	-		-	-	(186,514)

Total liabilities & stockholders’ deficit	$639,394	$340,224		$-	$(685,266)	$294,352

Revenue	$9,765	$516,372		$-	$-	$526,137
Costs applicable to revenues	(12,271)	(310,524)		-	-	(322,795)
Operating expenses	(18,954)	(193,596)		-	-	(212,550)
Interest expense, net	(10,933)	(12,716)		-	-	(23,649)
Income from investment in consolidated subsidiaries	(85,023)	-		-	85,023	-
Other non operating income (expenses)	5,761	(6,084)		(81,005)	-	(81,328)
Income tax expense	(317)	2,530		-	-	2,213

Net loss	$(111,972)	$(4,018)		$(81,005)	$85,023	$(111,972)

Cash flows from operations	$(28,873)	$44,417		$-	$-	$15,544
Cash flows used in investing activities	(1,804)	(13,323)		-	-	(15,127)
Cash flows (used in) provided by financing activities	26,640	(24,806)		-	-	1,834
Cash at beginning of year	5,337	3,020		-	-	8,357
Cash at end of year	$1,300	$9,308		$-	$-	$10,608

18.   NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the year ended December 31, 2007 (in thousands).

				NON-		AGI
	AGI	GUARANTOR	S	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$5,116	$557,088		$-	$-	$562,204
Costs applicable to revenues	(12,726)	(339,312)		-	-	(352,038)
Operating expenses	(20,204)	(144,300)		-	-	(164,504)
Income from investment in consolidated subsidiaries	59,727	-		-	(59,727)	-
Other non operating income (expenses)	5,512	(6,436)		-	-	(924)
Income tax expense	(325)	(1,258)		-	-	(1,583)
Net income	$18,928	$59,727		$-	$(59,727)	$18,928

Cash flows from operations	$(35,507)	$54,827		$-	$-	$19,320
Cash flows used in investing activities	(3,485)	(16,311)		-	-	(19,796)
Cash flows provided (used in) by financing activities	31,720	(37,893)		-	-	(6,173)
Cash at beginning of year	12,609	2,397		-	-	15,006
Cash at end of year	$5,337	$3,020		$-	$-	$8,357

19.   SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through March 31, 2010 and concluded, that except as disclosed below, no other subsequent events have occurred that would require recognition in the Company’s Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements.

On March 1, 2010, AGI entered into the second amended and restated credit agreement (the “New Senior Credit Facility”) to refinance its existing senior credit facility ($128.9 million aggregate principal amount outstanding as at December 31, 2009) which was scheduled to mature on March 31, 2010 and second lien notes totaling $9.7 million due July 31, 2010.  The New Senior Credit Facility provides for term loans aggregating $144.3 million, including an original issue discount of 2%, that are payable in quarterly installments of $360,750 beginning March 1, 2011.  In addition, there are mandatory prepayments of the term loans from excess cash flow (as defined) of AGI and from asset sales.  The term loans under the New Senior Credit Facility mature on the earlier of March 1, 2015 or 90 days prior to the maturity of either AGI’s 9% senior subordinated notes due 2012 (“Senior Notes”) ($137.8 million principal amount outstanding as at December 31, 2009) or AGHI’s 10-7/8% senior notes due 2012 (the “AGHI Notes”) ($113.6 million aggregate principal amount outstanding as at December 31, 2009).  Interest on the term loans under the New Senior Credit Facility floats at either 8.75% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 5.25%) for borrowings whose interest is based on the prime rate or 10.0% over the LIBOR rate (defined as the greater of the 3 months LIBOR rate or 3.0%) for borrowings whose interest is based on LIBOR.  The New Senior Credit Facility contains affirmative covenants, including financial covenants, and negative covenants, including a restriction on dividends or distributions by AGI to AGHI.  Borrowings under the New Senior Credit Facility are guaranteed by the direct and indirect subsidiaries of AGI and are secured by liens on the assets of AGI and its direct and indirect subsidiaries.  As a condition to the funding under the New Senior Credit Facility, the $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI were contributed to AGHI for zero consideration and were cancelled by AGHI on March 1, 2010.

19.   SUBSEQUENT EVENTS (continued)

In addition, on March 1, 2010, AGI’s wholly-owned subsidiary, Camping World, Inc. an indirect subsidiary, CWI, Inc. (collectively, “Camping World”), as co-borrowers, and Camping World’s subsidiaries entered into a credit agreement (the “CW Credit Facility”) providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility matures on the earlier of March 1, 2013, 60 days prior to the date of maturity of the New Senior Credit Facility, or 120 days prior to the earlier date of maturity of the Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floats at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings or 1.0%) for borrowings whose interest is based on LIBOR.   Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The lenders under the New Senior Credit Facility and the CW Credit Facility have entered into an intercreditor agreement that governs their rights in the collateral that is pledged to secure their respective loans.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A: CONTROLS AND PROCEDURES

Management’s annual report on internal control over financial reporting

Managements’ Report on Internal Control over Financial Reporting

Within 90 days prior to the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our President and Chief Executive Officer, along with our Senior Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  Management determined that, as of December 31, 2009, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

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

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position

Michael A. Schneider	55	President, Chief Executive Officer and Director
Marcus A. Lemonis	36	Chief Executive Officer and President of Camping World, Inc.
Thomas F. Wolfe	48	Senior Vice President and Chief Financial Officer
Laura A. James	53	Senior Vice President/ Human Resources
Joseph Daquino	50	Senior Vice President, Membership Clubs President
John A. Sirpilla	43	President of Retail Operations of Camping World, Inc.
Kenneth Marshall	50	Executive Vice President of Finance of Camping World, Inc.
Brent Moody	48	Senior Vice President/ Business Development and General Counsel of Camping World, Inc.
Prabhuling Patel	63	Senior Vice President, Products and Services
Stephen Adams	72	Chairman of the Board of Directors
Andris A. Baltins	64	Director

Michael A. Schneider became our President and Chief Executive Officer as of January 1, 2004.  Prior to that time, Mr. Schneider had been our Chief Operating Officer since 1996.  Prior thereto, Mr. Schneider served as our Senior Vice President and General Counsel since January 1993 and was responsible for administrative areas, development of new corporate ventures and portions of the RV publication business and the advertising and sales departments.  Prior to January 1993 and since 1977, Mr. Schneider has held a variety of senior management positions in our publication business.  Mr. Schneider joined the Board of Directors in 2004.  Mr. Schneider is also a director of the Company.  Mr. Schneider’s special contribution to the Board of Directors comes through his extensive management experience in various aspects of the Company’s business through his 30-plus-year tenure with the Company.  The Company’s Chief Financial Officer reports to Mr. Schneider and he reviews and analyses the financial and operational data on the Company’s operations on a frequent basis.

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

Kenneth W. Marshall is the Executive Vice President of Finance for Camping World.  Mr. Marshall has been with Camping World for seven years and has served in the finance, accounting, IT, distribution and logistics and Ecommerce areas of the business during his tenure with the company.  Prior to that time and since 2000, Mr. Marshall served as Chief Information Officer of Harwood International, a real estate development company in Dallas, Texas.  From 1995 to 2000, Mr. Marshall served as Chief Financial Officer/Chief Operating Officer and was a shareholder of Virtual Solutions, Inc., a technology consulting firm in Dallas, Texas.

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

Stephen Adams has been the Chairman of our Board of Directors since December 1988.  Mr. Adams is also chairman and 90% owner of FreedomRoads which operates RV dealerships throughout the United States.  In addition, Mr. Adams is the Chairman of the Board of Directors and the controlling shareholder of Adams Outdoor Advertising, Inc.(“AOA”) which operates an outdoor media advertising business through its subsidiaries.  Mr. Adams is also the Chairman and 95% owner of Affinity Bank Holdings, Inc. (“ABH”).  Mr. Adams provides a special contribution to the Board of Directors through his long association with the Company as its Chairman since he acquired the Company in 1988, and because he is or has been the owner of a variety of businesses with significant assets and operations during his 40-plus-year business career during which time he had had substantial experience in providing management oversight and strategic direction.

Andris A. Baltins has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A. since 1979.  Mr. Baltins is a member of the board of Polaris Industries Inc., a manufacturer of snowmobiles, all-terrain vehicles, motorcycles and related products, and serves as the Chair of its Corporate Governance and Nominating Committee and is also a member of its Compensation Committee.  He also serves as a director of various private and non-profit corporations.  Mr. Baltins joined the Board of Directors in February 2006.  Mr. Baltins’ law firm provides legal services to the Company and its subsidiaries.  Mr. Baltins also serves as a director of FreedomRoads and of AOA, both of which are controlled by Stephen Adams.  Mr. Baltins’ special contribution comes from his 40-year legal career as advisor to numerous public and private companies and his legal practice in the areas of mergers and acquisitions and corporate law.  He has been a leader at Board meetings and its strategic Board decisioning based on that experience in countless complex business transactions.

Directors are elected for terms of one year or until their successors have been duly elected.  There are no family relationships between any of the directors and/or executive officers.

Board Functions as Audit Committee

Our securities are not listed on any national securities exchange and we are not required to maintain a separate audit committee of the Board nor are we subject to the audit committee independence requirements set forth in Rule 10A-3 of the Securities Exchange Act of 1934, as amended.  On February 22, 2006, the Board of Directors of the Company disbanded the Audit Committee and assumed its oversight of the integrity of our financial statements; our compliance with legal and regulatory requirements; the retention, independence and qualifications of our independent auditor; and the responsibilities, budget and performance of our independent auditor.  The Board of Directors does not have a director that it had designated an “Audit Committee Financial Expert” as such term has been defined by the Securities and Exchange Commission because all of the board members have extensive practical experience in reviewing and evaluating financial statements, including those of the Company.  None of the directors are “independent” as such term has been defined by the Securities and Exchange Commission.

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

ITEM 11:  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The following discussion and analysis describes the Company’s compensation objectives and policies as applied to the named executive officers appearing in the Summary Compensation Table below (the “Executive Officers”).  This section is intended to provide a framework within which to understand the actual compensation awarded to, earned or held by each Executive Officer during 2009, 2008 and 2007 as reported in the compensation tables and accompanying narrative sections appearing on pages 101 to 109 of this annual report on Form 10-K.

In connection with our joint marketing agreement with FreedomRoads, some of our officers also perform services for FreedomRoads.  Messrs. Sirpilla and Marshall were officers of our Camping World subsidiary prior to entering into the joint marketing agreement with FreedomRoads, and are compensated by the Company.  Mr. Lemonis was, and currently is, President and Chief Executive Officer of FreedomRoads before the joint marketing agreement was implemented and receives his primary compensation from FreedomRoads, except for $100,000 in annual salary paid by Camping World.  Accordingly, Mr. Lemonis is not included in the Summary Compensation Table below or the following discussion.

Compensation Objectives

Our executive compensation program is tied closely to our performance and aimed at enabling us to attract and retain the best possible executive talent.  In addition, the total compensation opportunities provided to Executive Officers reflect both the responsibility of each position (internal equity) and competitive market levels (external competitiveness).

Driving Performance:  The Company seeks to significantly correlate the level of compensation paid to its Executive Officers, when taken as a whole, with the financial performance of the Company.  Accordingly, base salary comprises only 15-20% of the total compensation opportunity for the President and Chief Executive Officer of the Company, Mr. Schneider, and 50-75% of the total compensation opportunity for the other Executive Officers excluding Mr. Sirpilla who is paid only a base salary.  The remaining balance of each Executive Officer’s total compensation opportunity is dependent upon short-term and long-term increases in Company financial performance and operating profit.

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

Determining Compensation

The Company relies upon its own judgment in designing the compensation opportunities provided to the Executive Officers.  Messrs. Schneider and Lemonis make recommendations to the Chairman of the Board of Directors regarding the appropriate levels of total compensation opportunities based upon their review of the individual performance and responsibilities of the Executive Officers under their supervision and the financial and operational performance of the Company or Camping World, as appropriate, as a whole.  The Chairman of the Board of Directors makes the final decision regarding the amount of base salary and annual incentive award opportunity provided to Mr. Schneider and the phantom stock agreement opportunities for all of the Executive Officers.  The Chairman of the Board of Directors also provides Mr. Schneider and Mr. Lemonis with parameters regarding the compensation opportunities to be provided to the remaining Executive Officers.  Mr. Schneider ultimately determines the amount of compensation opportunities provided to Messrs. Wolfe and Patel within the scope of authority provided by the Chairman of the Board of Directors.  In addition, Mr. Lemonis ultimately determines the amount of compensation opportunities provided to Messrs. Sirpilla and Marshall within the scope of authority provided by the Chairman of the Board of Directors.  The Chairman of the Board of Directors or the Chief Executive Officer of either the Company or Camping World, as the case may be, considers the annual and long-term financial performance of the Company or Camping World in determining the forms and amounts of compensation paid to each Executive Officer.

The Company does not employ a compensation consultant, nor does it engage in any formal market analysis in determining the levels of total compensation opportunity (or components thereof) provided to each Executive Officer.  Generally, the Company attempts to achieve its goal of driving performance by making a significant portion, 80-85% of the total compensation opportunity provided to Mr. Schneider, and 30-50% of the total compensation opportunity provided to each of the other Executive Officers, excluding Messrs. Sirpilla and Marshall, dependent upon the Company’s annual and long-term performance and value.  A higher proportion of the compensation opportunity provided to Mr. Schneider, as compared to the other Executive Officers, is tied to Company performance because he is the leader of the Membership Services and Media segments of the Company’s business operations and thus is in a more unique position to influence the performance of those segments of the Company.  However, the Company believes that the total compensation opportunities of all the Executive Officers provide a substantial incentive to each of them to drive the performance of the Company—both in the short and long-term.

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

Elements of Compensation

Annual Compensation

Base Salary

Each Executive Officer receives a minimum level of fixed compensation in the form of base salary.  The Company does not review the base salaries of the Executive Officers on a regular basis; however, it has adjusted base salary levels from time to time on a discretionary basis based upon factors such as an increase in the responsibilities or duties of a particular Executive Officer.  The Company provided nominal cost of living increases to Messrs. Wolfe and Patel, but no increase for Mr. Schneider in 2008 and 2007.  The Company reduced the salaries of Messrs. Schneider, Patel and Wolfe by 15% beginning in late January 2009.  In 2008, a portion of Mr. Marshall’s salary was allocated to FreedomRoads and such portion is excluded from the Summary Compensation Table.

The amount of base salary paid to each of the Executive Officers for 2009, 2008 and 2007 is reflected in the Salary column of the Summary Compensation Table below.

Annual Incentive Awards

The Company adopts an annual incentive award program applicable to its Executive Officers and other employees.

2009 – Non-Equity Incentive Awards and Bonus:

For 2009, Messrs. Schneider and Wolfe received their annual incentive awards based on the actual performance of the Company as measured under the parameters of the annual incentive award program.  The amount of the annual incentive award for Messrs. Schneider and Wolfe was based on 1.0% and 0.25%, respectively, of the Company’s income from operations excluding depreciation, amortization, phantom stock expense, other non-recurring expense, and the operations of Camping World, Inc. (the “2009 Value”).  The 2009 Value was $39.2 million.  This amount was paid on a pro rata basis every two weeks, in connection with the regular payroll cycle, based on estimated Company performance.  A final measurement of Company performance under the parameters of the annual incentive award is made following the end of the fiscal year.  To the extent necessary after year-end, additional payments were made to each of Messrs. Schneider and Wolfe based upon this final measurement in order that the aggregate amount of incentive award paid correlates with his assigned percentage of actual Company performance during the year.  The Company takes a conservative position in estimating the pro rata amounts paid to Messrs. Schneider and Wolfe throughout the year in connection with the regular payroll cycle and, to date, has not made any downward adjustments in the amount of incentive award paid based upon the final performance review.  These amounts are reflected in the Non-Equity Incentive Compensation column of the Summary Compensation table.

For 2009, Mr. Patel participated in a discretionary annual incentive award program.  The annual incentive awards were based on the performance of specific subsidiaries and programs of the Company as determined by Mr. Schneider.  The amount of annual incentive award for Mr. Patel was $161,678 for 2009 and was paid in the first quarter of 2010.  This amount is reflected in the Bonus column of the Summary Compensation table.

For 2009, Mr. Sirpilla did not receive an annual incentive award based on actual performance of the Company.

For 2009, Mr. Marshall participated in a discretionary bonus program based on the combined performance of FreedomRoads and CWI that includes a guaranteed minimum bonus payment based upon the review and evaluation by Mr. Lemonis. The amount of bonus paid to Mr. Marshall was $75,000 and was paid pro rata every two weeks, in connection with the regular payroll cycle.  This amount is reflected in the Bonus column of the Summary Compensation table.

2008 – Non-Equity Incentive Awards and Bonus:

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

For 2008, Mr. Patel participated in a discretionary annual incentive award program.  This annual incentive award was based on the performance of specific subsidiaries and programs of the Company as determined by Mr. Schneider.  The amount of annual incentive award from the Company for Mr. Patel was $121,125 for 2008 and was paid in the first quarter of 2009.  The amount is reflected in the Bonus column of the Summary Compensation table.

For 2008, Mr. Sirpilla did not receive an annual incentive award based on actual performance of the Company.

For 2008, Mr. Marshall participated in a discretionary bonus program based on the combined performance of FreedomRoads and CWI that includes a guaranteed minimum bonus payment based upon the review and evaluation by Mr. Lemonis. The amount of bonus paid to Mr. Marshall was $44,635 and was paid pro rata every two weeks, in connection with the regular payroll cycle.  This amount is reflected in the Bonus column of the Summary Compensation table.

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

For 2007, Mr. Patel participated in a discretionary annual incentive award program.  This annual incentive award was based on the performance of specific subsidiaries and programs of the Company as determined by Mr. Schneider.  The annual incentive award for Mr. Patel was $132,350 for 2007 and was paid in the first quarter of 2008.  This amount is reflected in the Bonus column of the Summary Compensation table.

For 2007, Mr. Sirpilla did not receive an annual incentive award based on actual performance of the Company.

For 2007, Mr. Marshall participated in a discretionary bonus program based on the combined performance of FreedomRoads and CWI based upon the review and evaluation by Mr. Lemonis. The amount of bonus paid to Mr. Marshall was $135,000 and was paid pro rata every two weeks, in connection with the regular payroll cycle.  This amount is reflected in the Bonus column of the Summary Compensation table.

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

The amount of phantom stock expensed during 2009, 2008 and 2007 for each Executive Officer is included in the Stock Awards column of the Summary Compensation Table below.

Messrs. Schneider, Wolfe and Patel:  Messrs. Schneider, Wolfe and Patel have each entered into phantom stock agreements with the Company in 2004.  The agreements for Messrs. Schneider and Wolfe are dated January 1, 2004, and the agreement for Mr. Patel is dated April 1, 2004 pursuant to which Mr. Schneider will receive 2.50%, Mr. Wolfe will receive 0.33% and Mr. Patel will receive 0.10% of the increase in Company value as measured over the period beginning as per their respective agreements and ending December 31, 2006.  The phantom stock payout under the 2004 agreements were paid in three equal annual installments of $826,637, $109,116 and $35,660 for Messrs. Schneider, Wolfe and Patel, respectively, the first of which was distributed during the second quarter of 2007 and the remaining payments were made in the first quarter of 2008 and 2009.

Messrs. Schneider, Wolfe, and Patel:  Messrs. Schneider, Wolfe, and Patel have each entered into phantom stock agreements with the Company in 2007.  The agreements for Messrs. Schneider, Wolfe and Patel are dated January 1, 2007, pursuant to which Mr. Schneider will receive 5.0%, Mr. Wolfe will receive 0.66%,and Mr. Patel will receive 0.25% of the increase in Company value as measured over the period beginning as per their respective agreements and ending December 31, 2009.  There are no phantom stock payouts planned under the 2007 agreements.

Mr. Marshall:  Mr. Marshall did not earn any awards under any phantom stock agreements during 2007-2009.  Mr. Marshall is party to the phantom stock agreement with the Company dated June 30, 2002, as amended July 31, 2003.  On March 1, 2006, the Company decided to freeze the measurement period under such agreements effective as of December 31, 2005 as a result of various changes in corporate structure, organization and administration affecting Camping World, including the joint marketing arrangement between Camping World and FreedomRoads.  The amount of phantom stock payments earned by Mr. Marshall under this phantom stock agreement was paid in one lump sum of $463,883 on January 2, 2007.

Other Elements of Compensation

The Company provides a full range of benefits to its Executive Officers, including a 401(k) Savings and Profit Plan and the standard medical, dental and disability coverage, which are available to employees generally.  The Company believes that these benefits are reasonable in amount and are designed to be competitive with comparable companies.

401(k) Savings and Profit Plan

Affinity Group, Inc.

The Company sponsored a deferred savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over age twenty-one, including the Executive Officers, are eligible to participate in the 401(k) Plan.  Employees who had completed one year of service (minimum of 1,000 hours) were eligible for matching contributions.  For the plan year 2008, the Company elected Safe Harbor Matching Contribution for the employer match and set the employer match, which vested upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution through July 2, 2008.  Effective July 3, 2008, the company suspended the employer matching contributions.  Employees may defer up to 60% of their eligible compensation up to Internal Revenue Service limits electing pre-tax contributions or post-tax contributions (Roth contributions).  The Company did not pay Employer Matching Contributions for the Affinity employees in 2009.  The amounts of 401(k) Plan matching contributions by the Company during the past three years are reflected in the All Other Compensation column of the Summary Compensation Table below.

Camping World, Inc.

Beginning January 1, 2007 Camping World was no longer a participating employer in the Affinity Group 401(k) Plan and elected to begin participating in the FreedomRoads 401(k) Defined Contribution Plan, Freedom Rewards 401(k) Plan, qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over the age of 18, including the Executive Officers are eligible to participate in the 401(k) Plan.  Employees who have completed twelve months of consecutive service are eligible for company match.  For the plan year 2008, the matching contribution schedule was 50% up to the first 6% of eligible compensation.  Company matching contributions followed a six (6) year graded vesting schedule.  Effective June 6, 2008, the company suspended the employer matching contributions. Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits.  Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits.  The Company did not pay Employer Matching Contributions for the Camping World employees in 2009.  The amounts of 401(k) Plan matching contributions by the Company during the past three years are reflected in the All Other Compensation column of the Summary Compensation Table below.

KEYSOP

Effective January 1999, the Company participated in AGHC’s KEYSOP, a non-qualified deferred compensation plan administered through RABBI trusts, for key employees of the Company and its subsidiaries.  Messrs. Sirpilla and Marshall elected not to participate in the KEYSOP.  Through March 2007 participants could contribute all or a portion of their annual incentive awards and payout from the phantom stock awards to the KEYSOP.  Beginning April 1, 2007 future contributions to the KEYSOP were no longer allowed.  Trustees under the KEYSOP received such contributions and invest the deferred amounts based upon the specific election of each participant.  The Company does not make any matching contributions to the KEYSOP.  Payouts under the KEYSOP are based upon the elections of the specific participants and are subject to the rules and regulations governing the KEYSOP program.  The remaining assets of the KEYSOP were distributed and the program was dissolved in 2008.

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

Perquisites

The Company provides its Executive Officers with very limited perquisites, which it believes are appropriate components of the compensation package for the particular Executive Officer.  The Company pays the premiums on life insurance policies for Mr. Schneider.  In addition, Mr. Sirpilla received an annual car allowance of approximately $18,382.  To the extent that such aggregate incremental cost to the Company of providing these perquisites to each Executive Officer is equal to or greater than $10,000, such amount is included in the All Other Compensation column of the Annual Compensation Table.

Phantom Stock Agreements:  As described in the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above, the Company has entered into phantom stock agreements with three Executive Officers, Messrs. Schneider, Wolfe and Patel.  The phantom stock agreements also include the terms of employment for such Executive Officers, which are described in more detail in the section entitled “Potential Payments upon Termination or Change in Control—Employment Terms in Phantom Stock Agreements” below.  The terms of the phantom stock agreements for Messrs. Schneider, Wolfe, and Patel ended on December 31, 2009.  On December 31, 2009, the term of the phantom stock agreement was extended (other than the long-term compensation component) and will continue until such time as AGI and the Executive have entered into an amended agreement or a replacement agreement on terms that are mutually acceptable to AGI and the Executive.

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

Stephen Adams
Andris A. Baltins
Michael A. Schneider

Summary Compensation Table

The following table shows, for the fiscal years completed December 31, 2009, 2008 and 2007, the annual compensation paid to or earned by the Company’s President and Chief Executive Officer, the Company’s Senior Vice President and Chief Financial Officer and the other three most highly compensated executive officers who served as executive officers as of December 31, 2009 (collectively, the “Executive Officers”).

						Change in
						Pension
					Non-Equity	Value and
					Incentive	Non-qualified	All
					Plan	Deferred	Other
				Stock	Compen-	Compensation	Compen-
		Salary	Bonus	Awards	sation	Earnings	sation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)(2)	($)(3)	($)
Michael A. Schneider	2009	$ 86,269	$ -	$ -	$ 392,380	$ -	$ 3,686	$ 482,335
President,	2008	100,000	-	-	447,000	31,106	7,634	585,740
Chief Executive Officer	2007	100,000	-	236,167	481,850	248,070	11,608	1,077,695

John Sirpilla (4)	2009	480,000	-	-	-	-	18,562	498,562
President	2008	440,000	-	-	-	-	29,778	469,778
Retail Operations of
Camping World, Inc.

Prabhuling Patel	2009	163,912	161,875	-	-	-	1,224	327,011
Senior Vice President	2008	184,577	121,125	-	-	(9,306)	6,677	303,073
	2007	179,808	132,350	11,808	-	19,309	4,133	347,408

Ken Marshall (4)(5)	2009	200,000	75,000	-	-	-	414	275,414
Executive Vice President	2008	110,769	44,635	-	-	-	3,269	158,673
of Finance of Camping	2007	200,000	135,000	-	-	-	26,387	361,387
World, Inc.

Thomas F. Wolfe	2009	164,774	-	-	97,500	-	280	262,554
Senior Vice President	2008	191,000	-	-	111,750	(13,067)	4,870	294,553
Chief Financial Officer	2007	190,769	-	31,174	120,463	23,284	8,857	374,547

(1)                              Includes dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009, 2008 and 2007 pursuant to the phantom stock agreements and thus may include awards granted in and prior to 2009.  These amounts differ from the actual payments described under Long-Term Compensation/ Phantom Stock Agreements as the amounts described in that section include amounts of phantom stock awards earned in prior years.

(2)                              The amount of earnings on amounts deferred under the KEYSOP is dependent upon the particular investment choices of the participant, which may include private investments.  The Company does not influence or have any involvement in the earnings under the KEYSOP.  The amounts shown in the table reflect the aggregate earnings on each Executive Officer’s account during 2009, 2008 and 2007 (including earnings that are at or below market).  Messrs. Sirpilla and Marshall elected not to participate in the KEYSOP.  The remaining assets of the KEYSOP were distributed and the program dissolved in 2008.  The Company does not maintain any pension plans.  In addition, the Executive Officers do not receive above-market or preferential earnings on compensation that is deferred pursuant to the 401(k) Plan.

(3)                              In 2009 there were no Company matching contributions for the 401(k).  Includes $5,600, $3,650, $5,640, $714 and $4,600 for 2008 and $8,857, $0, $4,133, $6,750, and $8,857 for 2007 of Company matching contributions under the 401(k) Plan for Messrs. Schneider, Sirpilla, Patel, Marshall and Wolfe, respectively.  In addition, includes $3,686 and $180 for 2009; $2,034 and $173 for 2008; and $2,751 and $0 for 2007 of Company-paid life insurance premiums for Mr. Schneider and Mr. Sirpilla, respectively.  Also includes $18,382 and $0 for 2009; $25,955 and $2,399 for 2008; and $0 and $19,637 for 2007 for automobile allowance for Messrs. Sirpilla and Marshall, respectively.

(4)                              The annual incentive award paid to Mr. Marshall includes a minimum guaranteed amount and is included in the Bonus column.

(5)        Does not include compensation paid by FreedomRoads.

Grants of Plan-Based Awards in 2009

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

The following table reflects the actual payout to Messrs. Schneider and Wolfe pursuant to the annual incentive award program based on Company performance in 2009, 2008 and 2007, a portion of which were paid the year earned with the remainder paid the following year.  As noted in footnote 1 to the following table, the annual incentive awards paid to Messrs. Sirpilla, Patel and Marshall for 2009, 2008 and 2007 were discretionary and thus are not reflected in this table.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards
Name	Year	Target ($)(1)
Michael A. Schneider	2009	$392,380
President, Chief Executive Officer	2008	447,000
	2007	481,350
John Sirpilla	2009	-
President Retail Operations of	2008	-
Camping World, Inc.	2007	-
Prabhuling Patel	2009	-
Senior Vice President	2008	-
	2007	-
Ken Marshall	2009	-
Executive Vice President	2008	-
of Finance of Camping	2007	-
World, Inc.
Thomas F. Wolfe	2009	97,500
Senior Vice President	2008	111,750
Chief Financial Officer	2007	120,463

(1)                              Represents award under the Company’s annual incentive award program.  The amounts in column (d) reflect the actual payout to each of Messrs. Schneider and Wolfe under the annual incentive award program based upon Company performance in 2009, 2008 and 2007, a portion of which was paid in the year earned with the remainder paid the following year.  These amounts are also reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for the respective Executive Officer.  The annual incentive award program does not include threshold or maximum target amounts.  The annual incentive awards paid to Messrs. Patel and Marshall for 2009, 2008 and 2007 performance were discretionary and thus are not included in the foregoing table.  Mr. Sirpilla did not receive an annual incentive award.  The terms of the Company’s annual incentive award program for 2009, 2008 and 2007 are described in more detail under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Annual Compensation—Annual Incentive Awards” above.

Outstanding Equity Awards at 2009 Fiscal Year-End

AGI, which is a wholly-owned subsidiary of AGHI, does not grant shares of Company stock or stock options to the Executive Officers.  However, the Company has historically entered into phantom stock agreements with the Executive Officers, which are intended to provide the Executive Officers with a cash equivalent to the increase in value of the Company or Camping World that would otherwise be realized in stock or option awards of a public company.  These awards are described in the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above.  All prior awards to the Executive Officers pursuant to phantom stock agreements were earned or vested as of December 31, 2009.

Option Exercises and Stock Vested in 2009

The following table gives information concerning the vesting of the Executive Officers’ interests under phantom stock agreements during 2009, 2008 and 2007.  The Company, which is a wholly-owned subsidiary of AGHI, does not grant option awards to the Executive Officers.

		Stock Awards
		Value of Options		Value Realized
		upon Vesting		on Vesting
Name	Year	(1)		($)
Michael A. Schneider	2009	$ -		$ -
President, Chief Executive Officer	2008	-		-
	2007	236,167	(2)	236,167	(4)

John Sirpilla (3)	2009	-		-
President Retail Operations of	2008	-		-
Camping World, Inc.

Prabhuling Patel	2009	-		-
Senior Vice President	2008	-		-
	2007	11,808	(2)	11,808	(4)

Kenneth Marshall (3)	2009	-		-
Executive Vice President of Finance	2008	-		-
of Camping World, Inc.	2007	-		-

Thomas F. Wolfe	2009	-		-
Senior Vice President	2008	-		-
Chief Financial Officer	2007	31,174	(2)	31,174	(4)

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

(2)                              Represents the dollar value of Messrs. Schneider’s, Patel’s and Wolfe’s percentage increase in the value during 2007, pursuant to their respective phantom stock agreements dated January 1, 2007, as described in more detail under the section entitled, “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above.  These amounts were not paid as there was no increase in the value over the three year period.

(3)                              Messrs. Sirpilla and Marshall did not earn any interests under the phantom stock agreements during 2009, 2008 or 2007 and are not party to a phantom stock agreement.

(4)                              As described in more detail under the section entitled, “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements,” this amount represents the phantom stock interest earned in 2007 under the agreements entered into on January 1, 2007 with a determination date of December 31, 2009. These amounts were not paid as there was no increase in the value over the three year period.

Nonqualified Deferred Compensation in Fiscal 2009

The following table sets forth information regarding the Executive Officers’ participation in the KEYSOP.

		Executive	Registrant	Aggregate	Aggregate	Aggregate
		Contribution	Contributions	Earnings	Withdrawals/	Balance
		In Last FY	in Last FY	in Last FY	Distributions	at Last FYE
Name	Year	($)	($)	($)	($)	($)
Michael A. Schneider	2009	$ -	$ -	$ -	$ -	0
President, Chief	2008	-	-	31,106	2,262,704	-
Executive Officer	2007	-	-	248,070	2,816,304	2,231,598
John Sirpilla	2009	-	-	-	-	-
President Retail Operations	2008	-	-	-	-	-
of Camping World, Inc. (1)	2007	-	-	-	-	-
Prabhuling Patel	2009	-	-	-	-	-
Senior Vice President	2008	-	-	(9,306)	233,417	-
	2007	102,722	-	19,309	-	242,723
Kenneth Marshall	2009	-	-	-	-	-
Executive Vice President	2008	-	-	-	-	-
of Finance of Camping	2007	-	-	-	-	-
World, Inc. (1)
Thomas F. Wolfe	2009	-	-	-	-	-
Senior Vice President	2008	-	-	(13,067)	265,979	-
Chief Financial Officer	2007	-	-	23,284	-	279,046

(1)                              Messrs. Sirpilla and Marshall elected not to participate in the KEYSOP.

Key employees of the Company, including the Executive Officers, were eligible to participate in the KEYSOP, the terms of which are described under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Other Elements of Compensation—KEYSOP” above through March 2007.  The eligible Executive Officers could elect to defer all or a portion of their annual incentive awards and payout from the phantom stock awards to the KEYSOP.  Beginning April 1, 2007 future contributions to the KEYSOP were no longer allowed.  Trustees under the KEYSOP receive such contributions and invest the deferred amounts based on the specific elections of each participant.  Participants may invest in a wide range of products, excluding certificates of deposits and money market accounts.  The Company does not make matching contributions to the KEYSOP.  The remaining assets of the KEYSOP were distributed and the program was dissolved in 2008.

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

For purposes of calculating the potential payments set forth in the table below, we have assumed that the date of termination was December 31, 2009.  The total amounts set forth in the table below would be distributed to each Executive Officer in a lump sum within 30 days after the determination of the amount of accrued but unpaid annual incentive award.

Benefits and Payments	Mr. Schneider		Mr. Sirpilla		Mr. Patel		Mr. Marshall		Mr. Wolfe
Basic Compensation	$ 800,817	(2)	$ -	(3)	$ 217,191	(4)	$ 200,000	(5)	$ 262,274	(6)

Accrued and unpaid annual incentive award (1)	2,380		-		161,875		-		595
Total	$ 803,197		$ -		$ 379,066		$ 200,000		$ 262,869

(1)                              Represents an amount equal to each Executive Officer’s accrued but unpaid annual incentive award as of December 31, 2009.

(2)                              Represents an amount equal to Mr. Schneider’s base salary and annual incentive award as of December 31, 2009, divided by 52 weeks, times 87 weeks.   As of December 31, 2009, Mr. Schneider had been employed with the Company for 32 years.  The annual base salary and annual incentive award in effect for Mr. Schneider as of December 31, 2009 is reflected in the Salary column and Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(3)                              Mr. Sirpilla is not a participant in a current phantom stock agreement and is not entitled to any payments upon termination or change of control.

(4)                              Represents an amount equal to eight months of base salary and annual incentive award for Mr. Patel as of December 31, 2009.  The annual base salary and annual incentive award in affect as of December 31, 2009 is reflected in the Salary column and Bonus column, respectively, of the Summary Compensation Table above.

(5)                              Represents an amount equal to one full year of base salary for Mr. Marshall, as per his employment agreement.  Mr. Marshall is not a participant in a current phantom stock agreement.

(6)                              Represents an amount equal to one full year of the base salary and annual incentive award to Mr. Wolfe as of December 31, 2009.  The annual base salary and annual incentive award in effect as of December 31, 2009 is reflected in the Salary column and the Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

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

For purposes of calculating the potential payments set forth in the table below, we have assumed that the date of termination was December 31, 2009.  The amounts of basic compensation and accrued but unpaid annual incentive award would be paid in a lump sum within 30 days after the determination of the amount of the accrued annual incentive award.

Benefits and Payments	Mr. Schneider		Mr. Sirpilla		Mr. Patel		Mr. Marshall		Mr. Wolfe
Basic Compensation	$ 800,817	(3)	$ -	(4)	$ 217,191	(5)	$ 200,000	(6)	$ 262,274	(7)
(base salary
and annual
incentive award)

Accrued and unpaid annual incentive award (1)	2,380		-		161,875		-		595

Life and Health Insurance Benefits (2)	53,875		-		37,915		-		5,189
Total	$ 857,072		$ -		$ 416,981		$ 200,000		$ 268,058

(1)                              Represents an amount equal to each Executive Officer’s accrued but unpaid annual incentive award as of December 31, 2009.

(2)                              Represents the value of health benefits for a three year period following termination based on a monthly premium of $1,394 for Messrs. Schneider and Wolfe, and $1,053 for Mr. Patel.  In the case of Mr. Schneider, also includes the value of life insurance benefits for a period of three years following termination based on a monthly premium of $307.

(3)                              Represents an amount equal to Mr. Schneider’s base salary and annual incentive award as of December 31, 2009, divided by 52 weeks, times 87 weeks.  The annual base salary and annual incentive award in effect for Mr. Schneider as of December 31, 2009 is reflected in the Salary column and Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(4)                              Mr. Sirpilla is not a participant in a current phantom stock agreement and is not entitled to any payment upon termination or change of control.

(5)                              Represents an amount equal to eight months of base salary and annual incentive award for Mr. Patel as of December 31, 2009.  The annual base salary and annual incentive award in affect as of December 31, 2009 is reflected in the salary column, respectively, of the Summary Compensation Table.

(6)                              Represents an amount equal to one full year of base salary of Mr. Marshall as per his employment agreement.  The annual salary in effect, as of December 31, 2009, is reflected in the salary column of the Summary Compensation table above.  Mr. Marshall is not a participant in a current phantom stock agreement.

(7)                              Represents an amount equal to one full year of the base salary and annual incentive award of Mr. Wolfe as of December 31, 2009.  The annual base salary and annual incentive award in effect as of December 31, 2009 is reflected in the Salary column and the Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

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

Employment Terms of Phantom Stock Agreements: In addition to establishing the parameters for phantom stock incentive awards (as described under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements”) and the severance payments described above, the phantom stock agreements set forth the terms of employment for each Executive Officer as follows:

•                  Mr. Schneider:  Mr. Schneider’s phantom stock agreement, dated January 1, 2007, provides that he will be employed as the President and Chief Executive Officer of the Company.  Mr. Schneider is entitled to receive a base salary and annual incentive award in accordance with such practices and procedures as are generally applicable to other employees.  The term of the phantom stock agreement expired on December 31, 2009.    On December 31, 2009, the term of the phantom stock agreement was extended and will continue until such time as AGI and the Mr. Schneider have entered into an amended agreement or a replacement agreement on terms that are mutually acceptable to AGI and the Executive.

•                  Mr. Patel:  Mr. Patel’s phantom stock agreement, dated January 1, 2007, provides that he will be employed as the Senior Vice President of the Company.  Mr. Patel is entitled to receive a base salary and annual incentive award in accordance with such practices and procedures as are generally applicable to other employees.  The term of the phantom stock agreement expired on December 31, 2009.  On December 31, 2009, the term of the phantom stock agreement was extended and will continue until such time as AGI and the Mr. Patel have entered into an amended agreement or a replacement agreement on terms that are mutually acceptable to AGI and the Executive.

•                  Mr. Wolfe:  Mr. Wolfe’s phantom stock agreement, dated January 1, 2007, provides that he will be employed as the Senior Vice President and Chief Financial Officer of the Company.  Mr. Wolfe is entitled to receive a base salary and annual incentive award in accordance with such practices and procedures as are generally applicable to other employees.  The term of the phantom stock agreement expired on December 31, 2009.  On December 31, 2009, the term of the phantom stock agreement was extended and will continue until such time as AGI and the Mr. Wolfe have entered into an amended agreement or a replacement agreement on terms that are mutually acceptable to AGI and the Executive.

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

Employment Agreements

Mr. Marshall has an employment agreement with Camping World dated May 31, 2007 that provided for a base salary and a discretionary bonus program based on the combined performance of FreedomRoads and Camping World that includes a guaranteed minimum bonus payment based upon the review and evaluation by Mr. Lemonis.  The agreement includes a two year covenant not to compete and a one year non-solicitation covenant.

Director Compensation in 2009

The Company paid its non-management directors a monthly director’s fee of $1,800 per month for January and February 2009 and $900 per month for the remainder of the year.  The Company does not compensate Messrs. Adams or Schneider for their service on the Board of Directors.  The Company does not provide any other compensation or benefits to the members of its Board of Directors.  During 2009, the following fees were earned or paid in cash to the respective director:

Name	Year	Fees Earned or Paid in Cash ($)	Total ($)
Andris A. Baltins	2009	$ 12,600	$ 12,600
	2008	21,600	21,600
	2007	21,600	21,600
David Frith-Smith (1)	2009	12,600	12,600
	2008	21,600	21,600
	2007	21,600	21,600
J. Kevin Gleason (1)	2009	12,600	12,600
	2008	21,600	21,600
	2007	21,600	21,600
George Pransky (1)	2009	12,600	12,600
	2008	21,600	21,600
	2007	21,600	21,600
Townsend C. Smith (1)(2)	2009	12,600	12,600
	2008	18,000	18,000

(1)         Resigned as directors effective March 19, 2010.

(2)         Mr. Smith was elected to the Board of Directors in March 2008.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

AGI is a wholly-owned subsidiary of AGHI.  AGHI is an indirect wholly-owned subsidiary of AGI Holding Corp. (“AGHC”), a privately-owned corporation.  The following table sets forth, as of December 31, 2009, certain information with respect to the beneficial ownership of the Common Stock of AGHC by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each director, each executive officer listed in the Summary Compensation Table and all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares of Stock Owned	Percent of Common Stock
	(1)

Stephen Adams, Director 2575 Vista Del Mar Drive Ventura, CA 93001	1,407.7	100.0%

(1)  Except as otherwise indicated, the beneficial owners have sole voting and investment power with respect to the shares in the table.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

Review and Approval of Related Person Transactions

The Company entered into an indenture in connection with the issuance of the Senior Notes, which requires the Board of Directors to approve any new transaction or series of transactions entered into between the Company and other entities controlled by Mr. Adams subsequent to the date of the indenture which, either individually or in the aggregate, exceeds $2.5 million.  In addition, the Company must obtain a fairness opinion with respect to any such new transaction or series of transactions entered into subsequent to the date of the indenture which, either individually or in the aggregate, exceeds $10.0 million.  The Company has been in compliance with the indenture requirements at all times.

In connection with our effort to expand the number of Camping World stores by developing retail alliances with RV dealerships across North America, the Company has established 42 Camping World stores alongside or within RV dealerships owned by FreedomRoads, which is controlled by the Chairman of our Board of Directors, Stephen Adams, and we expect additional Camping World stores alongside or within such RV dealerships in the future.  At December 31, 2009, the Company leased 35 properties from FreedomRoads, sub-leased one property to FreedomRoads, and Camping World and FreedomRoads are joint tenants under six leases.  Total payments by the Company to FreedomRoads under these leased properties for 2009 and 2008 were approximately $5.7 million and $4.2 million, respectively, and future commitments under these leases total approximately $35.1 million.  The leases expire at various dates from August 2013 through September 2018.  In 2009, FreedomRoads vacated three properties in which Camping World and FreedomRoads were joint tenants and Camping World took over the lease.  For 2009 and 2008, lease payments received from FreedomRoads for the one subleased property was approximately $0.4 million and $0.7 million, respectively, and future payments to be received under this sublease total approximately $2.5 million.  The Company paid FreedomRoads approximately $18.6 million and $7.7 million in 2009 and 2008, respectively, and FreedomRoads paid the Company approximately $24.7 million and $27.7 million in 2009 and 2008, respectively, under the product marketing and sales agreements.  In addition to the $5.0 million receivable under the Cooperative Resources Agreement discussed below, Camping World’s outstanding accounts receivable balance to FreedomRoads was $1.1 million, consisting of $5.8 million in accounts receivable and $4.7 million in accounts payable, at December 31, 2009.

On June 5, 2009, the Company entered into an option agreement with the shareholder of its ultimate parent to which the Company granted such shareholder or his assigns an option, exercisable on or before March 1, 2010, to purchase the Company’s Camping World subsidiary for $55.0 million. In the event the Camping World purchase option was exercised and, subject to the consent of the lenders under the Senior Credit Facility, the sale of Camping World consummated, the Company intended to use the net cash proceeds from the sale of Camping World to repay indebtedness outstanding under the Senior Credit Facility, as amended.  On December 14, 2009, a Termination of Option agreement was signed whereby the purchase option with the shareholder was terminated.

As a condition of the June 5, 2009 amendment to its Senior Credit Facility pursuant to which the maturity date was extended from June 24, 2009 to March 31, 2010, the shareholder of the ultimate parent of the Company was required to arrange for the purchase of approximately $26.6 million in principal amount of the term portion of the Senior Credit Facility by new lenders, enhance the yield to such new lenders, purchase AGHI Notes held by one of such new lenders at a premium to the most recent market price, contribute $8.5 million in capital to the Company and guarantee two required principal payments on the term loans under the Senior Credit Facility, aggregating $15.0 million.  In consideration of such support, the Company entered into an option agreement with the shareholder of the ultimate parent of the Company pursuant to which the Company granted such shareholder or his assigns an option, exercisable on or before March 1, 2010, to purchase the Company’s Camping World subsidiary for $55.0 million.  The Company also agreed to pay the shareholder of the ultimate parent, upon successful refinancing of the Company’s secured debt which is currently the New Senior Credit Facility, a success fee equal in amount to the fair value of such credit support, taking into account the fair value of the option to purchase Camping World.  Management was assisted in determining the fair value of Camping World by an independent third party valuation firm.  In the event the fair value of the Camping World purchase option exceeds the fair value of such credit support, the shareholder will pay the amount of such excess to the Company.  On December 14, 2009, a Termination of Option agreement was signed whereby the purchase option with the shareholder was terminated and there would not be a credit for the value of the Camping World purchase option against value of such credit support.  In November 2009, management was assisted by an independent third party valuation firm in determining that the value of the credit support was $26.8 million.  For accounting purposes, any fee paid under this agreement will be treated, if and when paid, as a shareholder distribution.

On December 1, 2009, our parent company entered into an agreement which grants AGI the right and option (“the “Option”) to purchase FreedomRoads’ “choice model” insurance business for a $2.5 million deposit, paid by AGI, with $2.5 million due on or before December 15, 2011.  The Option shall be exercised on or after May 15, 2012 but before May 15, 2013.  In the event the Option is not exercised, AGI shall have the right to return of the deposit, less costs incurred.  The $2.5 million deposit is reported in Non-Current Assets on the accompanying balance sheet as of December 31, 2009.

On December 14, 2009, the Company paid to FreedomRoads, by agreement, a one-time fee of $1.8 million for the non-exclusive license to access the FreedomRoads database for use in connection with the sale and promotion of RV produces and services for ten years.  The $1.6 million access fee is reported in Other Non-current Assets and the current portion of $180,000 in Prepaids on the accompanying balance sheet as of December 31, 2009.

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

The law firm of Kaplan, Strangis and Kaplan, P.A. (“KSK”) provides ongoing legal services to the Company and certain subsidiaries in connection with various matters. Andris A. Baltins, a member of the Board of Directors, is a member of that firm.  During 2009, 2008 and 2007, KSK received $920,000, $201,000 and $257,000 in legal fees from the Company, respectively.

The consulting firm of Pransky and Associates, P.S. (“PA”) provides ongoing consulting services to the Company and certain subsidiaries.  George Pransky, a member of the Board of Directors until March 19, 2010, is a director of that company.  During 2009 and 2008, PA received $2,500 and $0 in fees from the Company, respectively.

The accounting firm of Frith-Smith & Archibald, LLP (“FSA”), provides tax preparation and review services to the Company and certain subsidiaries.  David Frith-Smith, a member of the Board of Directors until March 19, 2010, is a partner of that company.  During 2009 and 2008, FSA received $256,000 and $0 in fees from the Company, respectively.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors engaged Ernst & Young LLP as an independent Registered Public Accounting Firm to examine our accounts for the fiscal years ending December 31, 2009 and 2008.

Audit Fees

The aggregate audit fees paid to Ernst & Young LLP for the fiscal years ended December 31, 2009 and 2008 were $458,000 and $459,695, respectively.   These fees include amounts for the audit of the Company’s consolidated annual financial statements, stand alone audits of certain subsidiaries, and the reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, including assistance with and review of documents filed with the SEC.

Audit-Related Fees

The aggregate audit-related fees paid to Ernst & Young LLP for the fiscal year ended 2009 was $4,300.  There were no audit-related fees paid to Ernst & Young LLP for the year ended December 31, 2008.

Tax Fees

The aggregate fees billed by Ernst & Young LLP for tax services rendered for the fiscal years ended December 31, 2009 and 2008 were $16,014 and $2,064, respectively.  The fees paid in each of those years primarily related to tax planning and compliance services.

All Other Fees

There were no other fees paid to Ernst & Young LLP for the years ended December 31, 2009 and 2008.

Pre-Approval Requirements

The Board of Directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent Registered Public Accounting Firm, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services.  All audit and non-audit services performed by Ernst & Young LLP during fiscal 2009 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Consolidated financial statements are included in Item 8 hereto.

(a) (2)  Consolidated financial statement schedules are included in Item 8 hereto.

(a) (3)  Listing of Exhibits:

The exhibits required to be a part of this report are listed in the Index to Exhibits which follows the signature page.

(b)          Exhibits:

Included in Item 15 (a) (3) above.

(c)        Financial Statement Schedules

Included in Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ventura, State of California on March 31, 2010.

AFFINITY GROUP, INC.

By	/s/ Michael A. Schneider
Michael A. Schneider
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Thomas F. Wolfe	Senior Vice President and	March 31, 2010
Thomas F. Wolfe	Chief Financial Officer
(Principal Financial and Accounting Officer)

*	Director	March 31, 2010
Stephen Adams

*	Director	March 31, 2010
Andris A. Baltins

*	Chief Executive Officer	March 31, 2010
Michael A. Schneider

*By:	/s/ Thomas F. Wolfe	March 31, 2010
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

AFFINITY GROUP, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2009

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Certificate of Incorporation of Affinity Group, Inc. (1)	3.1
Bylaws of Affinity Group, Inc. (1)	3.2
Certificate of Ownership and Merger (1)	3.3
Indenture (including form of 9% Senior Subordinated Notes due 2012) dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named therein and The Bank of New York, as Trustee (1)	4.5
Registration Rights Agreement dated as of February 18, 2004 among Affinity Group, Inc., the Guarantors named herein and CIBC World Markets Corp., as Initial Purchaser (1)	4.6
Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries, as amended (1)	10.1
Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc. (1)	10.2
Form of Phantom Stock Agreements between certain executives and CWI, Inc. (1)	10.3
Form of Phantom Stock Agreements between certain executives and Camp Coast to Coast, Inc. (1)	10.4
Working Agreements and Service Agreements with National General Insurance Contract, as amended (1)	10.6
401(k) Savings and Investment Plan (1)	10.7
Form of Indemnification Agreement for persons consenting to serve as directors (1)	10.8
Unsecured Promissory Note of AGRP Holding Corp., dated December 5, 2001 (1)	10.9
Amended and Restated Marketing Agreement, dated March 15, 2002 by and between Camping World, Inc. and National General Insurance Company (1)	10.10
Amended and Restated Credit Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent (1)	10.11

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Senior Secured Floating Rate Note Purchase Agreement dated as of June 24, 2003 among Affinity Group, Inc., the guarantors party thereto, the noteholders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Fleet National Bank, as administrative agent and General Electric Capital Corporation, as documentation agent (1)	10.12
First Amendment to Credit Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.13
First Amendment to Note Purchase Agreement dated as of February 18, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (1)	10.14
Second Amendment to Credit Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.15
Second Amendment to Note Purchase Agreement dated as of June 30, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (2)	10.16
Third Amendment to Credit Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.17
Third Amendment to Note Purchase Agreement dated as of November 12, 2004 among Affinity Group, Inc., the guarantors party thereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce, as administrative agent and successor to Fleet National Bank, and General Electric Capital Corporation, as documentation agent (4)	10.18
Agreement with Cross Country Motor Club, Inc. dated September 7, 2004 (3)	10.19
Lease Agreement for distribution center in Franklin, Kentucky (5)	10.20

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Fourth Amendment to Credit Agreement dated March 24, 2005 (6)	10.21
Fourth Amendment to Note Purchase Agreement dated March 24, 2005 (6)	10.22
Preferred Membership Unit Subscription Agreement dated March 24, 2005 between FreedomRoads Holding LLC and CWFR Capital Corp. (6)	10.23
Fifth Amendment to Credit Agreement dated November 13, 2005 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (7)	10.24
Second Amendment to Tax Sharing Agreement among Affinity Group Holding, Inc., Affinity Group, Inc. and its subsidiaries (8)	10.25
Sixth Amendment to Credit Agreement dated March 3, 2006 among Affinity Group, Inc, the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (10)	10.26
Seventh Amendment to Credit Agreement dated June 8, 2006 among Affinity Group, Inc., the guarantors party hereto, the lenders party thereto, Canadian Imperial Bank of Commerce, as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (11)	10.27
Agreement with Brickell Financial Services Motor Club, Inc. dated September 28, 2007 (13)	10.28
Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc. (14)	10.29
Ninth Amendment to Credit Agreement dated September 8, 2008 among Affinity Group, Inc., the guarantors party hereto, the lenders party hereto, Canadian Imperial Bank of Commerce as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation ad documentation agent. (15)	10.30
Tenth Amendment to Credit Agreement dated September 8, 2008 among Affinity Group, Inc., the guarantors party hereto, the lenders party hereto, Canadian Imperial Bank of Commerce as syndication agent, Canadian Imperial Bank of Commerce as administrative agent, and General Electric Capital Corporation as documentation agent. (16)	10.31

	Regulation S-K Exhibit Table Reference	Sequential Page No.
Second Lien Note Purchase Agreement dated June 5, 2009 among Affinity Group, Inc., the guarantors party hereto, the note purchasers party hereto, and New York Life Investment Management LLC as administrative agent (17)	10.32
Option Agreement dated June 5, 2009 between Affinity Group, Inc. and The Stephen Adams Living Trust (18)	10.33
Loan Agreement with SA Holding LLC dated June 10, 2009 (19)	10.34
Promissory Note with SA Holding LLC dated June 10, 2009 (20)	10.35
Termination of Option and Second Amendment to Amended and Restated Cooperative Resources Agreement dated December 14, 2009 (21)	10.36
Credit Agreement dated as of March 1, 2010, among Camping World, Inc. and CWI, Inc., as Borrowers, the certain Subsidiaries of Borrowers party hereto as Guarantors, the financial institutions party hereto as the Lenders, SunTrust Bank, as the Issuing Bank, and SunTrust Bank, as the Administrative Agent. (22)	10.37
Second Amended and Restated Credit Agreement dated as of March 1, 2010 among Affinity Group, Inc., the Guarantors party hereto, the Lenders party hereto and Wilmington Trust FSB, as Administrative Agent (22)	10.38
Form of Phantom Stock Extension Agreement	10.39	121
Subsidiaries of the Registrant	21
Powers of Attorney	24.1
Certification of President and Chief Executive Officer	31.1
Certification of Senior Vice President and Chief Financial Officer	31.2
Appointment of Directors (9)	31.3
Appointment of Principal Officers (12)	31.4
Departure of Directors (23)	31.5
Statement Pursuant to 18 U.S.C. Section 1350	32.1
Statement Pursuant to 18 U.S.C. Section 1350	32.2
Affinity Group Code of Professional Conduct (2)	99.1

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

(16) Filed with the Company’s Report on Form 10-K dated December 31, 2008 and incorporated by reference herein.

(17) Filed with the Company’s Report on Form 10-K dated December 31, 2008 and incorporated by reference herein.

(18) Filed with the Company’s Report on Form 10-K dated December 31, 2008 and incorporated by reference herein.

(19) Filed with the Company’s Report on Form 10-Q dated September 30, 2009 and incorporated by reference herein.

(20) Filed with the Company’s Report on Form 10-Q dated September 30, 2009 and incorporated by reference herein.

(21) Filed with the Company’s Report on Form 8-K dated December 14, 2009 and incorporated by reference herein.

(22) Filed with the Company’s Report on Form 8-K dated March 1, 2010 and incorporated by reference herein.

(23) Filed with the Company’s Report on Form 8-K dated March 19, 2010 and incorporated by reference herein.

A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit.  Such request should be sent to Affinity Group, Inc., 2575 Vista Del Mar Drive, Ventura, CA  93001, Attention:  Chief Financial Officer.