Form 10-Q
period 2010-09-30
AFFINITY GROUP INC
filed 2010-10-29
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
September 30, 2010	333-113982

AFFINITY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES  ☐        NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	October 29, 2010
Common Stock, $.001 par value	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

AFFINITY GROUP, INC. AND SUBSIDIARIES

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2010 and December 31, 2009

(In thousands except shares and par value)

	9/30/2010	12/31/2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,746	$8,640
Restricted cash	—	8,058
Accounts receivable, less allowance for doubtful accounts of $3,962 in 2010 and $3,128 in 2009	34,803	32,321
Inventories	61,725	49,921
Prepaid expenses and other assets	17,930	13,067
Total current assets	125,204	112,007

PROPERTY AND EQUIPMENT, net	28,325	34,276
AFFILIATE NOTES AND INVESTMENTS	4,798	4,837
INTANGIBLE ASSETS, net	12,018	13,738
GOODWILL	49,944	49,944
OTHER ASSETS	6,702	6,767
Total assets	$226,991	$221,569

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$21,089	$23,795
Accrued interest	4,010	5,688
Accrued income taxes	1,747	1,598
Accrued liabilities	24,249	24,060
Deferred revenues and gains	67,373	60,728
Current portion of long-term debt	7,097	892
Total current liabilities	125,565	116,761

DEFERRED REVENUES AND GAINS	34,626	35,607
LONG-TERM DEBT, net of current portion	279,086	277,522
OTHER LONG-TERM LIABILITIES	17,981	13,204
	457,258	443,094

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Additional paid-in capital	89,505	89,505
Accumulated deficit	(312,678)	(304,031)
Accumulated other comprehensive loss	(7,095)	(7,000)
Total stockholder’s deficit	(230,267)	(221,525)
Total liabilities and stockholder’s deficit	$226,991	$221,569

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	9/30/2010	9/30/2009
REVENUES:
Membership services	$38,010	$35,531
Media	7,395	8,333
Retail	79,235	81,080
	124,640	124,944

COSTS APPLICABLE TO REVENUES:
Membership services	24,413	23,031
Media	5,851	7,152
Retail	45,831	49,934
	76,095	80,117

GROSS PROFIT	48,545	44,827

OPERATING EXPENSES:
Selling, general and administrative	31,835	34,168
Goodwill impairment	—	46,884
Financing expense	248	337
Depreciation and amortization	4,705	5,800
	36,788	87,189

INCOME (LOSS) FROM OPERATIONS	11,757	(42,362)

NON-OPERATING ITEMS:
Interest income	124	128
Interest expense	(9,895)	(8,247)
(Loss) gain on derivative instrument	(178)	114
Other non-operating items, net	8	(399)
	(9,941)	(8,404)

INCOME (LOSS) BEFORE INCOME TAXES	1,816	(50,766)

INCOME TAX (EXPENSE) BENEFIT	(57)	12,916

NET INCOME (LOSS)	$1,759	$(37,850)

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2010	9/30/2009
REVENUES:
Membership services	$113,745	$109,960
Media	30,087	35,116
Retail	217,824	214,820
	361,656	359,896

COSTS APPLICABLE TO REVENUES:
Membership services	67,706	67,976
Media	23,459	28,032
Retail	127,907	130,840
	219,072	226,848

GROSS PROFIT	142,584	133,048

OPERATING EXPENSES:
Selling, general and administrative	97,601	97,219
Goodwill impairment	—	46,884
Financing expense	7,578	1,877
Depreciation and amortization	14,149	16,208
	119,328	162,188

INCOME (LOSS) FROM OPERATIONS	23,256	(29,140)

NON-OPERATING ITEMS:
Interest income	374	392
Interest expense	(28,950)	(21,884)
(Loss) gain on derivative instrument	(698)	799
Gain on debt restructure	—	4,678
Other non-operating items, net	30	(1,218)
	(29,244)	(17,233)

LOSS BEFORE INCOME TAXES	(5,988)	(46,373)

INCOME TAX (BENEFIT) EXPENSE	(259)	12,216

NET LOSS	$(6,247)	$(34,157)

See notes to consolidated financial statements.

AFFINITY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2010	9/30/2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,247)	$(34,157)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	8,413	9,892
Amortization	5,736	6,316
Impairment loss on goodwill	—	46,884
Loss (gain) on derivative instrument	698	(799)
Loss (gain) on debt restructure	279	(4,678)
Provision for losses on accounts receivable	1,266	1,714
Deferred compensation	3,874	—
Deferred tax benefit	—	4,569
(Gain) loss on sale of property and equipment	(24)	561
Accretion of original issue discount	931	—
Changes in operating assets and liabilities:
Accounts receivable	(3,748)	10,586
Inventories	(11,804)	(3,895)
Prepaid expenses and other assets	(4,798)	(6,281)
Accounts payable	(2,706)	2,440
Accrued and other liabilities	(1,230)	(22,220)
Deferred revenues and gains	5,664	8,556
Net cash (used in) provided by operating activities	(3,696)	19,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,097)	(2,481)
Net proceeds from sale of property and equipment	659	23
Cash paid (received) on loans to affiliate	39	(103)
Net cash used in investing activities	(2,399)	(2,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,400)	(7,900)
Contribution from parent	—	8,500
Release of restricted cash	8,058	—
Borrowings on debt	153,801	18,547
Payment of debt issue costs	(4,375)	(2,541)
Principal payments on debt	(146,883)	(35,341)
Net cash provided by (used in) financing activities	8,201	(18,735)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,106	(1,808)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,640	10,608

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,746	$8,800

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

Basis for Presentation — On March 1, 2010, AGI refinanced its existing senior credit facility ($128.9 million aggregate principal amount outstanding as of December 31, 2009) and second lien notes totaling $9.7 million due July 31, 2010.  The New Senior Credit Facility provides for term loans (aggregating $144.3 million outstanding as of September 30, 2010), including an original issue discount of 2%, that are payable in quarterly installments of $360,750 beginning March 1, 2011.  In addition, there are mandatory prepayments of the term loans from excess cash flow (as defined) of AGI and from asset sales.  The term loans under the New Senior Credit Facility mature on the earlier of (i) March 1, 2015 or (ii) 90 days prior to the maturity of either AGI’s 9% senior subordinated notes due 2012 (the “Senior Notes”) ($137.8 million principal amount outstanding as of September 30, 2010) or AGHI’s 10-7/8% senior notes due 2012 (the “AGHI Notes”) ($88.2 million aggregate principal amount outstanding as of September 30, 2010).  See Note 6 — Debt.

In addition, on March 1, 2010, AGI’s subsidiary that operates the Retail segment, Camping World, Inc. (“Camping World”) entered into a credit agreement (the “CW Credit Facility”) providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility matures on the earlier of (i) March 1, 2013, (ii) 60 days prior to the date of maturity of the New Senior Credit Facility, or (iii) 120 days prior to the earlier date of maturity of the Senior Notes and the AGHI Notes.  As of September 30, 2010, $5.7 million was borrowed and $8.6 million of letters of credit were outstanding under the CW Credit Facility.  See Note 6 — Debt.

We have evaluated subsequent events through the date of issuance of our financial statements in this Form 10-Q.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Company was required to adopt a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers between levels of the fair value hierarchy discussed in Note 9 - Fair Value Measurements.  This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements.  As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position, results of operations or cash flows.  In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than a single amount.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Media, and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, the Camp Club USA and assorted membership products and services for recreational vehicles (“RV”) owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters, mail order catalogs and internet sales.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

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

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Media	Retail	Consolidated
THREE MONTHS ENDED SEPTEMBER 30, 2010
Revenues from external customers	$38,010	$7,395	$79,235	$124,640
Depreciation and amortization	604	1,010	2,400	4,014
Gain on sale of property and equipment	—	4	—	4
Interest income	776	—	—	776
Interest expense	—	3	655	658
Segment operating profit (loss)	11,361	(487)	5,907	16,781

	Membership
	Services	Media	Retail	Consolidated
THREE MONTHS ENDED SEPTEMBER 30, 2009
Revenues from external customers	$35,531	$8,333	$81,080	$124,944
Depreciation and amortization	760	1,339	2,563	4,662
Loss on sale of property and equipment	—	—	(397)	(397)
Interest income	836	—	—	836
Interest expense	—	18	425	443
Goodwill impairment	—	46,884	—	46,884
Segment operating profit (loss)	10,304	(48,183)	1,037	(36,842)

	Membership
	Services	Media	Retail	Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 2010
Revenues from external customers	$113,745	$30,087	$217,824	$361,656
Depreciation and amortization	1,722	2,901	7,020	11,643
Gain on sale of property and equipment	—	4	23	27
Interest income	2,371	—	—	2,371
Interest expense	—	(5)	1,773	1,768
Segment operating profit	40,382	455	5,810	46,647

	Membership
	Services	Media	Retail	Consolidated
NINE MONTHS ENDED SEPTEMBER 30, 2009
Revenues from external customers	$109,960	$35,116	$214,820	$359,896
Depreciation and amortization	2,378	4,003	7,389	13,770
Loss on sale of property and equipment	—	—	(562)	(562)
Interest income	2,549	—	4	2,553
Interest expense	—	65	7,166	7,231
Goodwill impairment	—	46,884	—	46,884
Segment operating profit (loss)	34,882	(46,897)	(6,665)	(18,680)

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of profit from operations to the Company’s consolidated financial statements for the three months and nine months ended September 30, 2010 and 2009 (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/2010	9/30/2009	9/30/2010	9/30/2009

Income (loss) From Operations Before Income Taxes
Total income for reportable segments	$16,781	$(36,842)	$46,647	$(18,680)
Unallocated G & A expense	(3,959)	(4,339)	(13,099)	(12,329)
Unallocated depreciation and amortization expense	(691)	(1,138)	(2,506)	(2,438)
Unallocated gain on sale of equipment	—	1	—	1
Unallocated (loss) gain on derivative instrument	(178)	114	(698)	799
Unallocated financing expense	(248)	(50)	(6,874)	(1,590)
Unallocated gain on debt restructure	—	—	(279)	4,678
Elimination of intercompany interest income	(652)	(708)	(1,997)	(2,161)
Unallocated interest expense, net of intercompany elimination	(9,237)	(7,804)	(27,182)	(14,653)
Income (loss) from operations before income taxes	$1,816	$(50,766)	$(5,988)	$(46,373)

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of September 30, 2010 and December 31, 2009 (in thousands):

	9/30/2010	12/31/2009
Membership services segment	$241,061	$237,597
Media segment	22,240	26,876
Retail segment	107,619	95,193
Total assets for reportable segments	370,920	359,666
Restricted cash	—	8,058
Intangible assets not allocated to segments	2,788	2,185
Corporate unallocated assets	6,265	6,654
Elimination of intersegment receivable	(152,982)	(154,994)
Total assets	$226,991	$221,569

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the nine months ended September 30 (in thousands):

	2010	2009
Cash paid during the period for:
Interest	$29,697	$25,874
Income taxes	—	5

For the nine months ended September 30, 2009, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $4.6 million decrease in Other Long-Term Liabilities and a $3.2 million decrease in Other Comprehensive Loss and ineffective portion in the statement of operations as a non-cash gain on derivative instruments of $0.8 million.

For the nine months ended September 30, 2010, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $0.8 million increase in Other Long-Term Liabilities and a $0.1 million increase in Other Comprehensive Loss and a $0.7 million non-cash loss in the statement of operations for the ineffective portion.

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

The following is a summary of changes in the Company’s goodwill by business segment, for the nine months ended September 30, 2010 and 2009 (in thousands):

	Membership Services	Media	Retail	Consolidated

Gross goodwill	$56,030	$46,884	$47,601	$150,515
Impairment prior to January 1, 2010	(6,086)	(46,884)	(47,601)	(100,571)
Balance as of January 1, 2010	49,944	—	—	49,944
Impairments	—	—	—	—
Balance as of September 30, 2010	$49,944	$—	$—	$49,944

Gross goodwill	$56,030	$46,884	$47,601	$150,515
Impairment prior to January 1, 2009	(6,086)	—	(47,601)	(53,687)
Balance as of January 1, 2009	49,944	46,884	—	96,828
Impairments	—	(46,884)	—	(46,884)
Balance as of September 30, 2009	$49,944	$—	$—	$49,944

The Company has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary.  The Company determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary as of September 30, 2010.  Under the accounting guidance for goodwill and other intangible assets, as issued by the FASB, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

operating segments underlying the reporting segments identified in Note 3 — Disclosures about Segments of an Enterprise and Related Information.

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

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at September 30, 2010 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$35,355	$(28,722)	$6,633
Resort and golf course participation agreements	4	7	(6)	1
Non-compete and deferred consulting agreements	15	18,650	(17,022)	1,628
Deferred financing costs	5	9,549	(5,793)	3,756
		$63,561	$(51,543)	$12,018

(6) DEBT

New Senior Credit Facility

On March 1, 2010, AGI entered into the Second Amended and Restated Credit Agreement (the “New Senior Credit Facility”) to refinance its existing senior credit facility ($128.9 million principal amount outstanding at December 31, 2009) which was scheduled to mature on March 31, 2010, the second lien notes due July 31, 2010 ($9.7 million principal amount outstanding at December 31, 2009), and the loan from SA Holding, LLC, (the “SA Loan”), an affiliate of the ultimate shareholder of AGI, ($1.0 million principal amount outstanding at December 31, 2009).  The New Senior Credit Facility provides for term loans aggregating $144.3 million, including an original issue discount of 2%, and are payable in quarterly installments of $360,750 beginning March 1, 2011.  In addition, there are mandatory prepayments of the term loans from excess cash flow (as defined) of AGI and from asset sales.  The term loans under the New Senior Credit Facility mature on the earlier of (i) March 1, 2015 or (ii) 90 days prior to the maturity of either Senior Notes ($137.8 million principal amount outstanding as at September 30, 2010 and are due on February 15, 2012) or the AGHI Notes ($88.2 million aggregate principal amount outstanding at September 30, 2010 and are due February 15, 2012).  Interest on the term loans under the New Senior Credit Facility floats at either 8.75% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 5.25%) for borrowings whose interest is based on the prime rate or 10.0% over

(6) DEBT (continued)

the LIBOR rate (defined as the greater of the 3 months LIBOR rate or 3.0%) for borrowings whose interest is based on LIBOR.  After consideration of fixed rates under the interest rate swap agreements, (see Note 8 — Interest Rate Swap Agreements), as of September 30, 2010, the average annual interest rate on the term loans was 16.64%.  The New Senior Credit Facility contains affirmative covenants, including financial covenants, and negative covenants, including a restriction on dividends or distributions by AGI to AGHI.  Borrowings under the New Senior Credit Facility are guaranteed by the direct and indirect subsidiaries of AGI and are secured by liens on the assets of AGI and its direct and indirect subsidiaries.  As a condition to the term loans under the New Senior Credit Facility, $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI were contributed to AGHI and AGHI cancelled those notes.  As of September 30, 2010, $142.3 million, net of approximately $2.0 million of unamortized original issue discount, was outstanding on the New Senior Credit Facility.

CW Credit Facility

On March 1, 2010, Camping World entered into a credit agreement (the “CW Credit Facility”) providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility matures on the earlier of (i) March 1, 2013, (ii) 60 days prior to the date of maturity of the New Senior Credit Facility, or (iii) 120 days prior to the earlier date of maturity of the Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floats at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings or 1.0%) for borrowings whose interest is based on LIBOR. As of September 30, 2010, the average interest rate on the CW Credit Facility was 4.25%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the CW Credit Facility are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The lenders under the New Senior Credit Facility and the CW Credit Facility have entered into an intercreditor agreement that governs their rights in the collateral that is pledged to secure their respective loans.  As of September 30, 2010, $5.7 million was borrowed and $8.6 million of letters of credit were issued under the CW Credit Facility.

Senior Notes

In February 2004, AGI issued $200.0 million aggregate principal amount of 9% senior subordinated notes due 2012 (“Senior Notes”) pursuant to an indenture (the “AGI Indenture”).  Interest is payable on the Senior Notes twice a year on February 15 and August 15.  AGI’s present and future restricted subsidiaries guarantee the Senior Notes with unconditional guarantees of payment that rank junior in right of payment to their existing and future senior debt, including indebtedness under the New Senior Credit

(6) DEBT (continued)

Facility and the CW Credit Facility, but rank equal in right of payment to their existing and future senior subordinated debt.  All of the Company’s subsidiaries have jointly and severally guaranteed the indebtedness under the Senior Notes except for CWFR Capital Corp.  As of September 30, 2010, $137.8 million of Senior Notes remain outstanding.

The New Senior Credit Facility, the CW Credit Facility and the AGI Indenture contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.

The New Senior Credit Facility and the CW Credit Facility also contain certain financial affirmative covenants.  The Company was in compliance with all debt covenants at September 30, 2010.

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

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the nine months ended September 30, 2010 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$9,918	$828	$—	$—	$10,746
Accounts receivable- net of allowance	598	187,187		(152,982)	34,803
Inventories	—	61,725	—	—	61,725
Other current assets	2,103	15,827	—	—	17,930
Total current assets	12,619	265,567	—	(152,982)	125,204

Property and equipment, net	3,037	25,288	—	—	28,325
Intangible assets	2,788	9,230	—	—	12,018
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	695,867	—	—	(695,867)	—
Affiliate note and investments	40,000	4,798	—	(40,000)	4,798
Other assets	4,551	2,151	—	—	6,702
Total assets	$808,806	$307,034	$—	$(888,849)	$226,991

Accounts payable	$21	$21,068	$—	$—	$21,089
Accrued and other liabilities	8,484	21,522	—	—	30,006
Current portion of long-term debt	154,064	46,015	—	(192,982)	7,097
Current portion of deferred revenue	639	66,734	—	—	67,373
Total current liabilities	163,208	155,339		(192,982)	125,565

Deferred revenue	2,199	32,427	—	—	34,626
Long-term debt	279,086	—	—	—	279,086
Other long-term liabilities	594,580	(576,599)	—	—	17,981
Total liabilities	1,039,073	(388,833)		(192,982)	457,258

Interdivisional equity	—	695,867	—	(695,867)	—
Stockholders’ deficit	(230,267)	—	—	—	(230,267)

Total liabilities & stockholders’ deficit	$808,806	$307,034	$—	$(888,849)	$226,991

Revenue	$3,258	$358,398	$—	$—	$361,656
Costs applicable to revenues	(7,507)	(211,565)	—	—	(219,072)
Operating expenses	(22,432)	(96,896)	—	—	(119,328)
Interest expense, net	(29,179)	603	—	—	(28,576)
Income from investment in consolidated subsidiaries	46,270	—	—	(46,270)	—
Other non operating income (expenses)	3,517	(4,185)	—	—	(668)
Income tax expense	(174)	(85)	—	—	(259)
Net income	$(6,247)	$46,270	$—	$(46,270)	$(6,247)

Cash flows from operations	$(45,904)	$42,208	$—	$—	$(3,696)
Cash flows provided by (used in) investing activities	(1,250)	(1,149)	—	—	(2,399)
Cash flows provided by (used in) financing activities	56,670	(48,469)	—	—	8,201
Cash at beginning of year	402	8,238	—	—	8,640
Cash at end of period	$9,918	$828	$—	$—	$10,746

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the three months ended September 30, 2010 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$2,333	$122,307	$—	$—	$124,640
Costs applicable to revenues	(3,540)	(72,555)	—	—	(76,095)
Operating expenses	(5,251)	(31,537)	—	—	(36,788)
Interest expense, net	(9,889)	118	—	—	(9,771)
Income from investment in consolidated subsidiaries	16,923	—	—	(16,923)	—
Other non operating income (expenses)	1,213	(1,383)	—	—	(170)
Income tax expense	(30)	(27)	—	—	(57)
Net income	$1,759	$16,923	$—	$(16,923)	$1,759

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

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the nine months ended September 30, 2009 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$4,100	$355,796	$—	$—	$359,896
Costs applicable to revenues	(7,888)	(218,960)	—	—	(226,848)
Operating expenses	(15,968)	(146,220)	—	—	(162,188)
Interest expense, net	(16,814)	(4,678)	—	—	(21,492)
Income from investment in consolidated subsidiaries	(9,374)	—	—	9,374	—
Other non operating income (expenses)	8,672	(4,413)	—	—	4,259
Income tax benefit (expense)	3,115	9,101	—	—	12,216
Net income	$(34,157)	$(9,374)	$—	$9,374	$(34,157)

Cash flows from operations	$(15,488)	$34,976	$—	$—	$19,488
Cash flows provided by (used in) investing activities	1,663	(4,224)	—	—	(2,561)
Cash flows provided (used in) by financing activities	17,543	(36,278)	—	—	(18,735)
Cash at beginning of year	1,300	9,308	—	—	10,608
Cash at end of period	$5,018	$3,782	$—	$—	$8,800

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended September 30, 2009 (in thousands).

			NON-		AGI
	AGI	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$500	$124,444	$—	$—	$124,944
Costs applicable to revenues	(1,997)	(78,120)	—	—	(80,117)
Operating expenses	(5,507)	(81,682)	—	—	(87,189)
Interest expense, net	(8,512)	393	—	—	(8,119)
Income from investment in consolidated subsidiaries	(27,142)	—	—	27,142	—
Other non operating income (expenses)	1,406	(1,691)	—	—	(285)
Income tax benefit (expense)	3,402	9,514	—	—	12,916
Net income	$(37,850)	$(27,142)	$—	$27,142	$(37,850)

(8) INTEREST RATE SWAP AGREEMENTS

The Company is exposed to certain risks related to its business operations.  The primary risk that we managed by using derivatives is interest rate risk.  We use financial instruments, including interest rate swap agreements, to reduce our risk to this exposure.  We do not use derivatives for speculative trading purposes and are not a party to leveraged derivatives.

(8) INTEREST RATE SWAP AGREEMENTS (continued)

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

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.475% at September 30, 2010 based upon the July 31, 2010 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, AGI entered into a 4.5 year interest rate swap agreement with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.475% at September 30, 2010 based upon the July 31, 2010 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of increases on our floating rate debt.  The interest rate swap agreements are designated as a cash flow hedge of the variable rate interest payments due on $135.0 million of the term loans, and accordingly, gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreements expire on October 31, 2012.  The fair value of these swaps included in other long-term liabilities was $8.9 million of which approximately $7.1 million is in accumulated other comprehensive loss, and $1.1 million included in retained earnings and $0.7 million in the statement of operations in the period ended September 30, 2010.  The fair value of these swaps included in other long-term liabilities was $8.1 million of which $7.0 million is in accumulated other comprehensive loss and $1.1 million

(8) INTEREST RATE SWAP AGREEMENTS (continued)

in the statement of operations in aggregate periods through December 31, 2009.  See Note 9 — Fair Value Measurements.

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

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the third quarter of 2009, a portion of the highly effective hedge on the cash flows related to the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and was deemed to be reasonably possible.  As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement are included in earnings beginning on June 5, 2009.  Included in other comprehensive loss is $1.6 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.

The following is the location and amounts of derivative instruments fair values in the statement of financial position segregated between designated, qualifying hedging instruments segregated by assets and liabilities as required by accounting guidance.

Derivatives designated as hedging intruments under		Fair Value as of:
Statement 133	Balance Sheet Location	9/30/2010	12/31/2009

Interest rate swap contracts	Other long-term liabilities	$(8,883)	$(8,090)

(8) INTEREST RATE SWAP AGREEMENTS (continued)

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for the nine months ended September 30, 2010 and 2009 segregated between designated, qualifying hedging instruments and those that are not, and segregated by assets and liabilities as required by the accounting guidance for derivative instruments (in thousands):

Derivatives in Cash Flow Hedging Relationships:

	Interest Rate Swap Agreements
	9/30/2010	9/30/2009
Amount of Loss recognized in Other Comprehensive Loss on Derivatives	$(376)	$(3,233)

Location of Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Statement of Operations (Effective Portion)	Gain (loss) on derivative Instrument

	9/30/2010	9/30/2009
Amount of Loss reclassified from Other Comprehensive Loss into Statement of Operations (Effective portion)	$(281)	$(33)

Location of Loss Recognized in Statement of Operations on Derivatives (Ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivative Instrument

	9/30/2010	9/30/2009
Amount of Gain or (Loss) recognized in income on Derivatives (Ineffective portion and amount excluded from effectiveness testing)	$(417)	$832

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

As of September 30, 2010, the Company holds interest rate swap contracts that are required to be measured at fair value on a recurring basis.  The Company’s interest rate swap contracts are not traded on a public exchange.  See Note 8 Interest Rate Swap Agreements for further information on the interest rate swap contracts.  The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.

(9) FAIR VALUE MEASUREMENTS (continued)

The Company’s liabilities at September 30, 2010, measured at fair value on a recurring basis subject to the disclosure requirements of fair value measurements, was as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2010:
Interest Rate Swap Contracts	$(8,883)	$—	$(8,883)	$—
FreedomRoads Preferred Interest	—	—	—	—

As of December 31, 2009:
Interest Rate Swap Contracts	(8,090)	—	(8,090)	—
FreedomRoads Preferred Interest	—	—	—	—

The fair value of the interest rate swap contracts was calculated using the income method based on quoted interest rates.

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material remeasurements to fair value during the nine months ended September 30, 2010 and 2009 of assets and liabilities that are not measured at fair value on a recurring basis.

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

	9/30/2010		12/31/2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$137,824	$102,679	$137,824	$93,893
New Senior Credit Facility	142,345	142,345	128,856	122,425
CW Credit Facility	5,700	5,700	—	—

(10) INCOME TAXES

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

Balance at January 1, 2010	$1,339
Gross increases in unrecognized tax benefits due to prior year positions	—
Gross decreases in unrecognized tax benefits due to prior year positions	—
Gross increases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax benefits due to current year positions	—
Gross decreases in unrecognized tax beneifts due to settlements with taxing authorities	—
Gross decreases in unrecognized tax benefits due to statute expirations	(3)
Other	8
Unrecognized tax benefits at September 30, 2010	$1,344

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision.  The Company reversed accrued interest and penalties of $2.0 million related to decreases in unrecognized tax benefits in 2009.  As of September 30, 2010, the liability for penalties and interest was $0.6 million. The Company expects its unrecognized tax benefits to decrease by $1.3 million over the next twelve months.

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

(11) SUBSEQUENT EVENT

In October 2010, the Company, Camping World and FreedomRoads Holding Company, LLC (“FreedomRoads”), an affiliate of the Company that is the leading North American dealer in new RVs, entered into the second amended and restated cooperative resources agreement pursuant to which the parties, subject to the terms of the amended agreement, make their databases available to the other parties for their respective businesses, and market and advertise each other’s businesses in their respective marketing channels.  Pursuant to the amended agreement, for the quarterly license fee specified in the agreement, the Company licenses the use of its Camping World trademarks to FreedomRoads in the United States in connection with the RV sales, service and parts operations of FreedomRoads.  The term of the agreement is for 25 years, subject to certain early termination provisions, including a change of control of any of the parties.  The parties made the amended agreement effective January 1, 2010.

ITEM 2:

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	9/30/2010	9/30/2009	Inc/(Dec)

REVENUES:
Membership services	30.5%	28.4%	7.0%
Media	5.9%	6.7%	(11.3)%
Retail	63.6%	64.9%	(2.3)%
	100.0%	100.0%	(0.2)%

COSTS APPLICABLE TO REVENUES:
Membership services	19.6%	18.4%	6.0%
Media	4.7%	5.7%	(18.2)%
Retail	36.8%	40.0%	(8.2)%
	61.1%	64.1%	(5.0)%

GROSS PROFIT	38.9%	35.9%	8.3%

OPERATING EXPENSES:
Selling, general and administrative	25.5%	27.3%	(6.8)%
Goodwill impairment	—	37.5%	(100.0)%
Financing expense	0.2%	0.3%	(26.4)%
Depreciation and amortization	3.8%	4.7%	(18.9)%
	29.5%	69.8%	(57.8)%

INCOME (LOSS) FROM OPERATIONS	9.4%	(33.9)%	(127.8)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	(3.1)%
Interest expense	(7.9)%	(6.6)%	20.0%
(Loss) gain on derivative instrument	(0.1)%	0.1%	(256.1)%
Other non-operating items, net	—	(0.3)%	(102.0)%
	(7.9)%	(6.7)%	18.3%

INCOME (LOSS) BEFORE INCOME TAXES	1.5%	(40.6)%	(103.6)%

INCOME TAX (EXPENSE) BENEFIT	(0.1)%	10.3%	(100.4)%

NET INCOME (LOSS)	1.4%	(30.3)%	(104.6)%

AFFINITY GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	NINE MONTHS ENDED
	9/30/2010	9/30/2009	Inc/(Dec)

REVENUES:
Membership services	31.5%	30.5%	3.4%
Media	8.3%	9.8%	(14.3)%
Retail	60.2%	59.7%	1.4%
	100.0%	100.0%	0.5%

COSTS APPLICABLE TO REVENUES:
Membership services	18.7%	18.9%	(0.4)%
Media	6.5%	7.8%	(16.3)%
Retail	35.4%	36.3%	(2.2)%
	60.6%	63.0%	(3.4)%

GROSS PROFIT	39.4%	37.0%	7.2%

OPERATING EXPENSES:
Selling, general and administrative	27.0%	27.0%	0.4%
Goodwill impairment	—	13.0%	(100.0)%
Financing expense	2.1%	0.6%	303.7%
Depreciation and amortization	3.9%	4.5%	(12.7)%
	33.0%	45.1%	(26.4)%

INCOME (LOSS) FROM OPERATIONS	6.4%	(8.1)%	(179.8)%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	(4.6)%
Interest expense	(8.0)%	(6.1)%	32.3%
(Loss) gain on derivative instrument	(0.2)%	0.2%	(187.4)%
Gain on debt restructure	—	1.3%	(100.0)%
Other non-operating items, net	—	(0.3)%	(102.5)%
	(8.1)%	(4.8)%	69.7%

LOSS BEFORE INCOME TAXES	(1.7)%	(12.9)%	(87.1)%

INCOME TAX (BENEFIT) EXPENSE	—	3.4%	(102.1)%

NET LOSS	(1.7)%	(9.5)%	(81.7)%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010

Compared With Three Months Ended September 30, 2009

Revenues

Revenues of $124.6 million for the third quarter of 2010 decreased by $0.3 million, or 0.2%, from the comparable period in 2009.

Membership Services revenues of $38.0 million for the third quarter of 2010 increased $2.5 million, or 7.0%, from the comparable period in 2009.  This revenue increase was largely attributable to a $1.8 million increase in member events revenue due to timing of the Good Sam Club annual rally, which occurred in the second quarter of 2009 versus the third quarter of 2010, a $0.6 million increase in extended vehicle warranty program revenue, resulting from continued policy growth, and a $0.4 million increase in emergency road service revenue due to a price increase, partially offset by a $0.3 million revenue reduction due to reduced membership in the Coast to Coast Club and the Golf Card Club.

Media revenues of $7.4 million for the third quarter of 2010 decreased $0.9 million, or 11.3%, from the comparable period in 2009.  This decrease was primarily attributable to a $0.6 million reduction in revenue from our outdoor power sports magazines related to declining advertising revenue causing the reduction of two issues published, a $0.2 million reduction in show revenue related to expected reduced exhibitor revenue causing the cancellation of two consumer shows, and a $0.1 million advertising revenue reduction in RV-related magazines.

Retail revenues of $79.2 million decreased by $1.8 million, or 2.3%, from the comparable period in 2009.  Store merchandise sales decreased $1.9 million from the third quarter of 2009 due to a same store sales decrease of $1.1 million, or 1.8%, compared to a 0.3% decrease in same store sales for the third quarter of 2009, and decreased revenue from discontinued stores of $0.8 million.  Same store sales were down in the quarter as a result of weaker sales in July and August, especially in California, Nevada, Arizona, Florida, and the northwest United States.  Two stores were closed in the last twenty-one months in order to reduce fixed operating costs and to consolidate operations within the respective trade areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, installation and service fees increased $0.1 million, supplies and other sales increased $0.3 million, and mail order and internet sales decreased $0.3 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $76.1 million for the third quarter of 2010, a decrease of $4.0 million, or 5.0%, from the comparable period in 2009.

Membership Services costs applicable to revenues of $24.4 million increased $1.4 million, or 6.0%, from the comparable period in 2009.  This increase consisted of a $1.6 million expense increase related to timing of the annual rally, and a $0.4 million increase in emergency road service and extended vehicle warranty program costs relating to increased revenue from those programs, partially offset by a $0.2 million reduction in wage-related expenses and a $0.4 million reduction in the Coast to Coast Club and the Golf Club costs, related to reduced enrollment.

Media costs applicable to revenues of $5.9 million for the third quarter of 2010 decreased $1.3 million, or 18.2%, from the comparable period in 2009 primarily related to a $0.5 million expense reduction from the outdoor power sports magazine group resulting from reduced issues published, a $0.3 million reduction in advertising in the RV magazine group, a $0.3 million reduction in wage-related expenses and a $0.2 million reduction in show expenses related to the cancellation of two shows.  These cost reductions in the magazine and show groups were taken as cost savings measures because expected revenues from these products were not anticipated to cover expected costs.

Retail costs applicable to revenues decreased $4.1 million, or 8.2%, to $45.8 million.  The retail gross profit margin of 42.2% for the third quarter of 2010 increased from 38.4% for the comparable period in 2009. The decrease in retail costs was directly attributable to an improvement in product gross margins and an increase in sales of high margin product protection plan products.

Operating Expenses

Selling, general and administrative expenses of $31.8 million for the third quarter of 2010 decreased $2.3 million compared to the third quarter of 2009.  This decrease was primarily due to a $2.9 million decrease in retail general and administrative expenses, primarily related to reduced labor, property taxes and rent, a $1.0 million reimbursement of legal expenses related to the collection of a 2000 judgement for such expenses that was lien on real estate owned by the obligor that was received in the quarter, and a $0.5 million reduction in professional fees, partially offset by a $2.1 million increase in deferred executive compensation under the 2010 Phantom Stock agreements.

The Company recorded a non-cash goodwill impairment charge of $46.9 million in the third quarter of 2009 related to our RV and powersports publications, which is part of the Media segment.

For the third quarter of 2010, financing expense of $0.2 million was incurred for legal and other costs related to the New Senior Credit Facility entered into on March 1, 2010, which was expensed in accordance with accounting guidance for debtors accounting for a modification or exchange of debt instruments.  Financing expense of $0.3 million for the third quarter of 2009 related to legal and other costs incurred associated with the amendment dated June 5, 2009 to the then senior secured credit facility.

Depreciation and amortization expense of $4.7 million decreased $1.1 million from the prior year primarily due to completed amortization of intangible assets associated with prior acquisitions, and a reduced level of capital expenditures since 2008.

Income (Loss) from Operations

Income from operations for the third quarter of 2010 totaled $11.8 million compared to loss from operations of $42.4 million for the third quarter of 2009.  This change of approximately $54.1 million from the third quarter of 2009 was primarily the result of a $46.9 million asset impairment charge in the Media segment in the third quarter of 2009 and the following favorable changes in the third quarter of 2010 compared to the third quarter of 2009: a $5.5 million reduction in operating expenses for the third quarter of 2010, increases in gross profit for the Retail, Membership Services and Media segments of $2.2 million, $1.1 million and $0.4 million, respectively, for the third quarter of 2010, and reduced financing expense of $0.1 million for the third quarter of 2010, that were only partially offset by a $2.1 million increase in deferred executive compensation.

Non-Operating Items

Non-operating expenses of approximately $9.9 million for the third quarter of 2010 increased $1.5 million compared to the third quarter of 2009 due to a $1.6 million increase in interest expense relating to both higher interest rates on the Company’s debt and an increase in average debt balances, and a $0.3 million negative change in the loss/gain on derivative instrument related to the interest rate swap agreements, partially offset by a $0.4 million improvement in other non-operating items, principally the loss on sale of retail equipment in the third quarter of 2009.

Income (loss) before Income Tax

Income before income tax for the third quarter of 2010 was $1.8 million, compared to a loss before income tax of $50.8 million for the third quarter of 2009.  This $52.6 million favorable change was attributable to the $54.1 million increase in income from operations in the third quarter of 2010 only partially offset by the $1.5 increase in non-operating items mentioned above.

Income Tax Expense (Benefit)

The Company recorded income tax expense of approximately $57,000 for the third quarter of 2010, compared to $12.9 million income tax benefit for the third quarter of 2009.  This change was a result of a reversal of unrecognized tax benefits, reversal of accrued interest and penalties related to unrecognized tax benefits and a decrease in the valuation allowance against deferred tax assets in the third quarter of 2009.

Net income (loss)

Net income in the third quarter of 2010 was $1.8 million compared to a loss of $37.9 million for the same period in 2009 mainly due to the reasons discussed above.

Segment Profit (Loss)

The Company’s three principal lines of business are Membership Services, Media and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, the Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business required different technology, management expertise and marketing strategies.

Membership services segment profit of $11.4 million for the third quarter of 2010 increased $1.1 million, or 10.3%, from the comparable period in 2009.  This increase was largely attributable to a $0.7 million increase in profit from the Good Sam Club related to reduced marketing and administrative expense, a $0.3 million increase in profit from member events due to the timing of the Good Sam rally, and a $0.3 million increase in segment profit in the Coast to Coast Club and the Golf Club due to reduced marketing and program costs, partially offset by a $0.2 million increase marketing expense for other ancillary products.

Media segment loss of $0.5 million for the third quarter of 2010 was reduced $47.7 million from the third quarter of 2009 due to the $46.9 million asset impairment charge in the Media segment in the third quarter of 2009, and increased segment profit from the RV magazine group and the powersport magazine group of $0.4 million and $0.4 million, respectively.

Retail segment profit of $5.9 million for the third quarter of 2010 increased $4.9 million compared to the $1.0 million segment profit for the third quarter of 2009.  This increase in segment profit resulted from a $2.9 million decrease in selling, general and administrative expenses, a $1.7 million increase in gross profit margin, and a $0.5 million reduction in loss on sale of equipment, partially offset by a $0.2 million increase in allocated interest expense.

Nine months Ended September 30, 2010

Compared With Nine months Ended September 30, 2009

Revenues

Revenues of $361.7 million for the first nine months of 2010 increased by $1.8 million, or 0.5%, from the comparable period in 2009.

Membership Services revenues of $113.7 million for the first nine months of 2010 increased $3.8 million, or 3.4%, from the comparable period in 2009.  This revenue increase was largely attributable to a $1.9 million increase related to vehicle insurance products primarily related to a $2.5 million fee received in the first quarter as a result of our waiving our right of first refusal regarding the sale of the vehicle insurance business by a third party provider, a $1.4 million increase in extended vehicle warranty program revenue resulting from continued policy growth, an $0.8 million increase in revenue from emergency road service products primarily due to a price increase, a $0.7 million increase in marketing fee revenue from health and life insurance products, a $0.4 million revenue increase in advertising revenue in Highways Magazine, RV View, the Good Sam Club and President’s Club publications, a $0.4 million increase in member events revenue and a $0.3 million revenue increase in credit card royalties.  These increases were partially offset by a $0.9 million decrease due to reduced membership in the Coast to Coast Club and the Golf Card Club, and a $1.2 million revenue decrease due to the termination of the brand usage licensing fee charged to FreedomRoads Holding LLC and its subsidiaries (collectively “FreedomRoads”) in December 2009.  Subsequent to September 30, 2010, FreedomRoads, Camping World and the Company entered into a Second Amended and Restated Cooperative Resources Agreement providing for an annual license fee of $3.75 million paid in quarter installments.  See Footnote 11 — Subsequent Event.

Media revenues of $30.1 million for the first nine months of 2010 decreased $5.0 million, or 14.3%, from the comparable period in 2009.  This decrease was primarily attributable to a $3.1 million reduction in revenue from our outdoor power sports magazines.  Anticipated declining advertising revenues resulted in management reducing issues published by twelve issues for the first nine months of 2010 versus the comparable period in 2009.  Declining exhibitor revenue commitments resulted in management canceling eight consumer shows, resulting in a $1.2 million reduction in exhibitor revenue in the first nine months of 2010 compared to the first nine months of 2009.  In addition, advertising and circulation revenue was reduced $0.7 million for the RV magazine group.

Retail revenues of $217.8 million increased by $3.0 million, or 1.4%, from the comparable period in 2009.  Store merchandise sales increased $0.1 million from the first nine months of 2009 due to a same store sales increase of $2.4 million, or 1.5%, compared to a 7.3% decrease in same store sales for the first nine months of 2009, and a $0.1 million revenue increase from the opening of one new store over the past twenty-one months, partially offset by decreased revenue from discontinued stores of $2.4 million.  Two stores were closed in the last twenty-one months in order to reduce fixed operating costs and to consolidate operations within the respective trade areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, installation and service fees increased $1.1 million, mail order and internet sales increased $0.7 million, and supplies and other sales increased $1.1 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $219.1 million for the first nine months of 2010, a decrease of $7.8 million, or 3.4%, from the comparable period in 2009.

Membership Services costs applicable to revenues of $67.7 million decreased $0.3 million, or 0.4%, from the comparable period in 2009.  This decrease consisted of a $0.9 million reduction in marketing and program costs related to reduced membership in the Coast to Coast Club and the Golf Card Club, a $0.9 million reduction in wage-related expenses, a $0.3 million reduction in overhead expenses and a $0.2 million reduction in member events costs.  These reductions were partially offset by a $1.4 million increase in costs associated with the extended vehicle warranty program and emergency road services, and a $0.6 million increase in vehicle insurance marketing costs, all related to increased revenue.

Media costs applicable to revenues of $23.5 million for the first nine months of 2010 decreased $4.6 million, or 16.3%, from the comparable period in 2009 primarily related to a $2.7 million reduction in magazine expenses resulting from reduced issues published and reduced magazine sizes, a $1.0 million reduction in wage-related costs, and a $0.9 million reduction in costs related to reduced consumer shows revenue.  These cost reductions in the magazine and show groups were taken as cost savings measures because expected revenues from these products were not anticipated to cover expected costs.

Retail costs applicable to revenues decreased $2.9 million, or 2.2%, to $127.9 million.  The retail gross profit margin of 41.3% for the first nine months of 2010 increased from 39.1% for the comparable period in 2009.  The decrease in retail costs was directly attributable to an improvement in product gross margins and an increase in sales of high margin product protection plan products.

Operating Expenses

Selling, general and administrative expenses of $97.6 million for the first nine months of 2010 increased $0.4 million compared to the first nine months of 2009.  This increase was due to a $3.9 million increase in deferred executive compensation under the 2010 Phantom Stock agreements and a $0.3 million increase in other general and administrative expenses, partially offset by a $1.0 million reimbursement of legal expenses related to the collection of a 2000 judgement for such expenses that was lien on real estate owned by the obligor that was received in the third quarter, $0.9 million reduction in professional fees and a $1.9 million decrease in retail general and administrative expenses consisting primarily of decreases in labor and advertising expense.

The Company recorded a non-cash goodwill impairment charge of $46.9 million in the third quarter of 2009 related to our RV and powersports publications, which is part of the Media segment.

For the first nine months of 2010, financing expense of $7.6 million was incurred for closing fees, legal and consulting costs related to the New Senior Credit Facility entered into on March 1, 2010, which was expensed in accordance with accounting guidance for debtors accounting for a modification or exchange of debt instruments.  Financing expense of $1.9 million for first nine months of 2009 related to legal and other costs incurred associated with the amendment dated June 5, 2009 to the then senior secured credit facility.

Depreciation and amortization expense of $14.1 million decreased $2.1 million from the prior year primarily due to completed amortization of intangible assets associated with prior acquisitions, and a reduced level of capital expenditures since 2008.

Income (Loss) from Operations

Income from operations for the first nine months of 2010 totaled $23.3 million compared to loss from operation of $29.1 million for the first nine months of 2009.  This $52.4 million change was primarily the result the $46.9 million asset impairment charge in the third quarter of 2009 and the following favorable changes in the first nine months of 2010 compared to the first nine months of 2009: increased gross profit for the Retail and Membership Service segments of $5.9 million and $4.1 million, respectively, and reduced operating expenses of $5.6 million, partially offset by increased financing expense of $5.7 million, a $3.9 million increase in deferred executive compensation, and reduced gross profit for the Media segment of $0.5 million.

Non-Operating Items

Non-operating expenses of approximately $29.2 million for the first nine months of 2010 increased $12.0 million compared to the first nine months of 2009 due to a $7.1 million increase in interest expense relating to higher interest rates and increased debt, a $4.7 million gain on purchase of the $14.6 million Senior Notes in the second quarter of 2009, and a $1.5 million negative change in the loss/gain on derivative instruments related to the interest rate swap agreements, partially offset by a $0.7 million decrease in other non-operating expenses and a $0.6 million loss on sale of retail assets in the first nine months of 2009.  See Note 8 — Interest Rate Swap Agreements.

Loss before Income Tax

Loss before income tax for the first nine months of 2010 was $6.0 million, compared to $46.4 million for the first nine months of 2009.  This $40.4 million favorable change was attributable to the $52.4 million increase in income from operations, partially offset by a $12.0 million increase in non-operating items mentioned above.

Income Tax Expense (Benefit)

The Company recorded income tax expense of approximately $0.3 million for the first nine months of 2010, compared to $12.2 million income tax benefit for the first nine months of 2009.  This change was a result of a reversal of unrecognized tax benefits, reversal of accrued interest and penalties related to unrecognized tax benefits and a decrease in the valuation allowance against deferred tax assets in the first nine months of 2009.

Net loss

Net loss in the first nine months of 2010 was $6.2 million compared to a loss of $34.2 million for the same period in 2009 mainly due to the reasons discussed above.

Segment Profit (Loss)

The Company’s three principal lines of business are Membership Services, Media and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, the Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business required different technology, management expertise and marketing strategies.

Membership services segment profit of $40.4 million for the first nine months of 2010 increased $5.5 million, or 15.8%, from the comparable period in 2009.  This increase was largely attributable to a $1.3 million increase in vehicle insurance profit primarily related to a $2.5 million fee received as a result of waiving our right of first refusal regarding the sale of the third party partner combined with reduced marketing fee revenue, a $1.2 million increase in segment profit in the Good Sam Club related to reduced marketing and administrative expenses, an $0.8 million increase in profit related to savings in overhead and wage-related expenses, a $0.7 million increase in profit related to the timing of the member events, a $0.7 million increase in advertising revenue in the member publications, a $0.7 million increase in marketing fee revenue from credit cards and health and life insurance products, a $0.5 million increase in profit from the extended vehicle warranty program and emergency road service products, a $0.4 million increase in profit related to reduced marketing and program expenses in the Coast to Coast Club and the Golf Card Club, and a $0.4 million increase in segment profit from various other ancillary product revenue.  These increases were partially offset by a $1.2 million decrease in segment profit relating to reduced brand usage licensing fees from FreedomRoads.

Media segment profit improved to $0.5 million for the first nine months of 2010 from a loss of $46.9 million for comparable period in 2009.  This improvement resulted primarily from a $46.9 million goodwill impairment charge in 2009 in the Media segment, and the following favorable changes for the 2010 period: a $0.5 million increase in segment profit in the RV magazine group, and $0.4 million increase in segment profit in the powersports magazine group, partially offset by a $0.4 million decrease in segment profit from the consumer shows group.

Retail segment profit was $5.8 million for the first nine months of 2010 compared to a loss of $6.7 million for the first nine months of 2009.  This $12.5 million improvement was the result of a $5.4 million decrease in allocated interest expense, a $4.7 million increase in gross profit margin, a $1.9 million decrease in selling, general and administrative expenses and a $0.5 million decrease in depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically operates with a working capital deficit.  Working capital deficit was $0.4 million and $4.8 million as of September 30, 2010 and December 31, 2009, respectively.  The primary reason for working capital deficit is the deferred revenue and gains reported under current liabilities, amounting to $67.4 million and $60.7 million, as of September 30, 2010 and December 31, 2009, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships and service contracts in advance, which is amortized over the life of the membership or contract period.  The Company uses net proceeds from this deferred revenue to lower its borrowings.

In 2009, the Company and its parent, AGHI, engaged a financial advisor to assist in refinancing or restructuring of the Senior Notes ($137.8 million principal outstanding at September 30, 2010 and maturing on February 15, 2012) and the AGHI Notes ($87.3 million principal outstanding at September 30, 2010 and maturing February 15, 2012).  AGHI deferred payment of the interest on the AGHI Notes that was due on August 15, 2009.  The indenture governing the AGHI Notes provides a 30 day grace period for the payment of interest.  Before the end of the grace period, AGHI received consent letters for extending such grace period from certain institutional holders of the AGHI Notes holding in the aggregate $65.8 million principal amount of the AGHI Notes and from non-institutional holders holding in the aggregate $46.6 million principal amount of the AGHI Notes and paid the interest of the remaining AGHI Notes.  The aggregate principal amount of the AGHI Notes outstanding was then $113.6 million so the holders executing the consents held 98.9% of the outstanding principal amount of the AGHI Notes.  Pursuant to the consent letters from the institutional holders, AGHI agreed to pay the legal fees for a law firm to represent the institutional holders. In addition, AGHI paid a consent fee equal ¼ of 1% of the principal amount to the institutional holders who signed a consent letter, or an aggregate of $164,600.  No consent fee was paid to the non-institutional holders.  AGHI satisfied the August 15, 2009 interest payment in January, 2010 with $4.5 million in cash (funded, in part, from a $2.8 million capital contribution from its shareholder, and the balance from AGI as a permitted tax distributions), and the remaining $1.7 million due to related entities was forgiven and, as such, reported as an equity contribution.  AGHI satisfied the interest payment due February 15, 2010 on March 5, 2010 with $4.4 million in cash (funded, in part, from $2.5 million received by AGHI in connection with a waiver by AGHI of certain first refusal rights related to AGI’s vehicle insurance business and the balance from

AGI as a permitted tax distribution) and the remaining $1.8 million due to related entities was forgiven and, as such, reported as an equity contribution.  As a condition to funding of the New Senior Credit Facility, on March 1, 2010, AGHI acquired $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI, as a contribution from the affiliate, and AGHI then cancelled those notes, thereby reducing the approximately $112.3 million of AGHI Notes outstanding as of December 31, 2009 to approximately $87.0 million as of March 31, 2010.  AGHI satisfied the interest payment due August 15, 2010 with $3.4 million in cash funded from its shareholder, paid September 16, 2010 to institutional holders holding an aggregate of $61.8 million of our AGHI Notes within the “grace” period consented to by such holders for payment of the interest.  The payment of $3.4 million was reported as an equity contribution.  Previously, the Company also paid the indenture trustee interest in the amount of $15,000 for the holders of the AGHI Notes that had not been identified to the Company.  The remaining holders of the AGHI Notes extended the payment date for the interest due on August 15, 2010 to February 15, 2011.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at September 30, 2010.  This table includes principal and future interest due under our debt agreements based on interest rates as of September 30, 2010 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	2010	2011 and 2012	2013 and 2014	Thereafter

Debt and future interest	$333,987	$6,286	$327,701	$—	$—
Operating lease obligations	218,219	5,786	42,892	36,154	133,387
Standby letters of credit	8,565	4,065	4,500	—	—
Grand total	$560,771	$16,137	$375,093	$36,154	$133,387

In accordance with their respective loan agreements, if the maturity of the Senior Notes and AGHI Notes is not extended, or if the Senior Notes and AGHI Notes have not been repaid or refinanced, the New Senior Credit Facility matures 90 days prior to maturity of the Senior Notes and the AGHI Notes, and the CW Credit Facility matures 60 days prior to the maturity of the New Senior Credit Facility.  The debt and future interest disclosed above assumes the Senior Notes and AGHI Notes, both due February 15, 2012, are not extended.

New Senior Credit Facility

On March 1, 2010, the Company entered into the New Senior Credit Facility to refinance the existing senior credit facility ($128.9 million aggregate principal amount outstanding at December 31, 2009) which was scheduled to mature on March 31, 2010, the second lien notes due July 31, 2010 ($9.7 million principal amount outstanding at December 31, 2009), and the SA Loan ($1.0 million principal amount outstanding at December 31, 2009).  The New Senior Credit Facility provides for term loans aggregating $144.3 million, including an original issue discount of 2%, that are payable in quarterly installments of $360,750 beginning March 1, 2011.  In addition, there are mandatory prepayments of the term loans from excess cash flow (as defined) of AGI and from asset sales.  The term loans under the New Senior Credit Facility mature on the earlier of (i) March 1, 2015 or (ii) 90 days prior to the maturity of either the Senior Notes ($137.8 million principal amount outstanding as at September 30, 2010 and are due on February 15, 2012) or the AGHI Notes ($88.2 million aggregate principal amount outstanding at September 30, 2010 and are due February 15, 2012).  Interest on the term loans under the New Senior Credit Facility floats at either 8.75% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 5.25%) for borrowings whose interest is based on the prime rate or 10.0% over the LIBOR rate (defined as the greater of the 3 months LIBOR rate or 3.0%) for borrowings whose interest is based on LIBOR.  After consideration of fixed rates under the interest rate swap agreements, (See Note 8- Interest Rate Swap Agreements), as of September 30, 2010, the average annual interest rate on the term loans was 16.64%.  The New Senior Credit Facility contains affirmative covenants, including financial covenants, and negative covenants, including a restriction on dividends or distributions by AGI to AGHI.  Borrowings under the New Senior Credit Facility are guaranteed by the direct and indirect subsidiaries of AGI and are secured by liens on the assets of AGI and its direct and indirect subsidiaries.  As a condition to the term loans under the New Senior Credit Facility, $25.4 million of AGHI Notes due on March 15, 2010 that were held by an affiliate of AGHI were contributed to AGHI and AGHI cancelled those notes.  As of September 30, 2010, $142.3 million, net of approximately $2.0 million of unamortized original issue discount, was outstanding on the New Senior Credit Facility.  Restricted cash of $8.1 million was released from its restriction on March 1, 2010, when the existing credit facility was refinanced.

CW Credit Facility

On March 1, 2010, Camping World also entered into a credit agreement (the “CW Credit Facility”) providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility matures on the earlier of (i) March 1, 2013, (ii) 60 days prior to the date of maturity of the New Senior Credit Facility, or (iii) 120 days prior to the earlier date of maturity of the Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floats at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings or 1.0%) for borrowings whose interest is based on LIBOR. As of September 30, 2010, the average interest rate on the CW Credit Facility was 4.25%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the CW Credit Facility are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The lenders under the New Senior Credit Facility and the CW Credit Facility have entered into an intercreditor agreement that governs their rights in the collateral that is pledged to secure their respective loans.  As of September 30, 2010, $5.7 million was borrowed and $8.6 million of letters of credit were issued under the CW Credit Facility.

Senior Notes

In February 2004, AGI issued $200.0 million of Senior Notes pursuant to the AGI Indenture.  Interest at the rate of 9% per annum is due on the Senior Notes on February 15 and August 15.  The Senior Notes mature on February 15, 2012.  As of September 30, 2010, $137.8 million of Senior Notes remained outstanding.  The fair value of the Senior Notes, based on the quoted market price at September 30, 2010, was $102.7 million.

The New Senior Credit Facility, the CW Credit Facility and the AGI Indenture contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The New Senior Credit Facility and the CW Credit Facility also contain certain financial and minimum operating covenants.  The Company was in compliance with all debt covenants at September 30, 2010.

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

On October 15, 2007, AGI entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.475% at September 30, 2010 based upon the July

31, 2010 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, AGI entered into a 4.5 year interest rate swap agreement with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.475% at September 30, 2010 based upon the July 31, 2010 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of increases on our floating rate debt.  The interest rate swap agreements are designated as a cash flow hedge of the variable rate interest payments due on $135.0 million of the term loans, and accordingly, gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreements expire on October 31, 2012.  The fair value of these swaps included in other long-term liabilities was $8.9 million of which approximately $7.1 million is in accumulated other comprehensive loss, and $1.1 million included in retained earnings and $0.7 million in the statement of operations in the period ended September 30, 2010.  The fair value of these swaps included in other long-term liabilities was $8.1 million of which $7.0 million is in accumulated other comprehensive loss and $1.1 million in the statement of operations in aggregate periods through December 31, 2009.  See Note 9 — Fair Value Measurements.

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

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the third quarter of 2009, which option was subsequently terminated, a portion of the highly effective hedge on the cash flows related to the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable and was deemed to be reasonably possible.  As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement are included in earnings beginning on June 5, 2009.  Included in other comprehensive loss is $1.6 million related to the last $20.0 million of the $100.0 million interest rate swap which will be amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument

Other Contractual Obligations and Commercial Commitments

For the nine months ended September 30, 2010, the Company incurred $3.9 million of deferred executive compensation expense under the phantom stock agreements, and made no payments under the terms of the vested phantom stock agreements.  No phantom stock payments are scheduled to be made for the remainder of 2010.

Capital expenditures for the first nine months of 2010 totaling $3.1 million increased $0.6 million from the first nine months of 2009 primarily due to the curtailment of new retail store openings.  Additional capital expenditures of $1.8 million are anticipated for the balance of 2010 primarily for software enhancements, information technology upgrades and further website development.

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

Interest Rate Sensitivity Analysis

At September 30, 2010, the total debt of the Company was $286.2 million, including $148.0 million of variable rate debt comprised of $142.3 million of term loans under the New Senior Credit Facility, of which $120.0 million is fixed through the interest rate swap agreements, and $5.7 million under the CW Credit Facility.  Fixed rate debt of $138.2 million is comprised of $137.8 million of Senior Notes and approximately $0.4 million of purchase debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $0.3 million.

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

ITEM 4: CONTROLS AND PROCEDURES

Managements’ Report on Internal Control over Financial Reporting

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15e under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the President and Chief Executive Officer along with the Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  Management determined that, as of September 30, 2010, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION

ITEM 1A: RISK FACTORS

In addition to Risk Factors described under Item 1A — Risk Factors, in the Company’s annual report on Form 10-K for the year ended December 31, 2009, the following additional risk factors supplement the Risks Relating to Our Debt:

Our senior secured indebtedness could mature in the fourth quarter of 2011 if we are not able to refinance or extend the maturity date of our Senior Notes and the AGHI Notes which mature on February 15, 2012.

In accordance with their respective loan agreements, if the maturity of the Senior Notes and AGHI Notes is not extended, or if the Senior Notes and AGHI Notes have not been repaid or refinanced, the New Senior Credit Facility matures 90 days prior to maturity of the Senior Notes and the AGHI Notes, and the CW Credit Facility matures 60 days prior to the maturity of the New Senior Credit Facility.  The Senior Notes and AGHI Notes are due on February 15, 2012.  Although the Company and its parent, AGHI, are currently seeking to refinance, extend or replace these notes, there can be no assurance that these notes will be refinanced, extended or replaced prior to the accelerated due dates of the New Senior Credit Facility and CW Credit Facility.  The availability of financing may be limited due to the current uncertainties in the capital markets and the current general conditions in the U.S. economy.  As a result, it may be even more difficult for the Company and AGHI to refinance, extend or replace the Senior Notes and AGHI Notes.  If we are not able to refinance, extend or replace the Senior Notes and AGHI Notes prior to the early maturity dates of the New Senior Credit Facility and the CW Credit Facility, the lenders under the New Senior Credit Facility and the CW Credit Facility will be entitled to exercise their remedies to sell the collateral securing the repayment of the New Senior Credit Facility and CW Credit Facility, including the Company’s assets, the stock of the Company and the stock of the Company’s subsidiaries.  Since the indebtedness owed under the New Senior Credit Facility and CW Credit Facility is secured, it would be repaid before any of the unsecured or subordinated obligations of the Company and its subsidiaries.  It is also possible that the interest rate payable on any new borrowings will be higher than the interest rates under the current Senior Notes and AGHI Notes, which would adversely affect the Company’s cash flow and profitability (or increase losses).

ITEM 6: EXHIBITS

Exhibits:

Exhibit 10.43 — Second Amended and Restated Cooperative Resources Agreement dated January 1, 2010

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY GROUP, INC.

/s/ Thomas F. Wolfe
Date: October 29, 2010	Thomas F. Wolfe
Senior Vice President and
Chief Financial Officer