Form 10-Q
period 2011-06-30
GOOD SAM ENTERPRISES, LLC
filed 2011-08-12
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q REPORT

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
June 30, 2011	333-173290

GOOD SAM ENTERPRISES, LLC

(fka Affinity Group, LLC)

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

11.5% Senior Secured Notes Due 2016

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

YES  ☐        NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	August 12, 2011
Common Stock, $.001 par value	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2011 and December 31, 2010

(In thousands except shares and par value)

	6/30/2011	12/31/2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,550	$15,363
Accounts receivable, less allowance for doubtful accounts of $2,738 in 2011 and $3,770 in 2010	27,187	30,215
Inventories	63,292	52,673
Prepaid expenses and other assets	17,297	14,594
Total current assets	127,326	112,845

PROPERTY AND EQUIPMENT, net	25,184	27,231
AFFILIATE NOTES AND INVESTMENTS	4,617	4,508
INTANGIBLE ASSETS, net	17,824	20,852
GOODWILL	49,944	49,944
OTHER ASSETS	7,201	6,638
Total assets	$232,096	$222,018

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$18,734	$11,041
Accrued interest	4,021	4,148
Accrued income taxes	1,846	1,712
Accrued liabilities	28,633	28,604
Deferred revenues and gains	59,236	56,589
Current portion of long-term debt	12,500	107
Total current liabilities	124,970	102,201

DEFERRED REVENUES AND GAINS	33,023	33,800
LONG-TERM DEBT, net of current portion	320,410	332,124
OTHER LONG-TERM LIABILITIES	3,269	6,066
	481,672	474,191

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	1	1
Additional paid-in capital	73,030	73,030
Accumulated deficit	(322,607)	(325,204)
Total stockholder’s deficit	(249,576)	(252,173)
Total liabilities and stockholder’s deficit	$232,096	$222,018

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	6/30/2011	6/30/2010
REVENUES:
Membership services	$39,067	$38,661
Media	7,373	8,009
Retail	82,650	84,412
	129,090	131,082

COSTS APPLICABLE TO REVENUES:
Membership services	21,993	23,217
Media	6,339	5,982
Retail	48,231	49,847
	76,563	79,046

GROSS PROFIT	52,527	52,036

OPERATING EXPENSES:
Selling, general and administrative	33,022	35,599
Financing expense	—	244
Depreciation and amortization	4,003	4,616
	37,025	40,459

INCOME FROM OPERATIONS	15,502	11,577

NON-OPERATING ITEMS:
Interest income	125	124
Interest expense	(11,328)	(9,774)
Gain (loss) on derivative instrument	632	(144)
Gain on sale of assets	275	—
Other non-operating items, net	10	(3)
	(10,286)	(9,797)

INCOME BEFORE INCOME TAXES	5,216	1,780

INCOME TAX EXPENSE	(26)	(59)

NET INCOME	$5,190	$1,721

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2011	6/30/2010
REVENUES:
Membership services	$74,301	$75,735
Media	22,759	22,692
Retail	136,597	138,589
	233,657	237,016

COSTS APPLICABLE TO REVENUES:
Membership services	41,634	43,293
Media	18,188	17,608
Retail	79,622	82,076
	139,444	142,977

GROSS PROFIT	94,213	94,039

OPERATING EXPENSES:
Selling, general and administrative	62,899	65,766
Financing (gain) expense	(19)	7,330
Depreciation and amortization	8,225	9,444
	71,105	82,540

INCOME FROM OPERATIONS	23,108	11,499

NON-OPERATING ITEMS:
Interest income	250	250
Interest expense	(22,626)	(19,055)
Gain (loss) on derivative instrument	1,478	(520)
Gain on sale of assets	497	23
Other non-operating items, net	10	(1)
	(20,391)	(19,303)

INCOME (LOSS) BEFORE INCOME TAXES	2,717	(7,804)

INCOME TAX EXPENSE	(120)	(202)

NET INCOME (LOSS)	$2,597	$(8,006)

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2011	6/30/2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,597	$(8,006)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,762	5,622
Amortization	3,463	3,822
(Gain) loss on derivative instrument	(1,478)	520
Loss on debt restructure	—	279
Provision for losses on accounts receivable	620	776
Deferred compensation	—	1,750
Gain on sale of assets	(497)	(23)
Accretion of original issue discount	418	522
Changes in operating assets and liabilities:
Accounts receivable	2,617	625
Inventories	(10,619)	(16,757)
Prepaid expenses and other assets	(4,108)	(3,078)
Accounts payable	7,693	6,583
Accrued and other liabilities	(1,383)	4,716
Deferred revenues and gains	2,953	(1,052)
Net cash provided by (used in) operating activities	7,038	(3,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,743)	(1,449)
Net proceeds from sale of assets	208	658
Cash paid on loans to affiliate	(109)	22
Net cash used in investing activities	(2,644)	(769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(2,400)
Release of restricted cash	—	8,058
Borrowings on debt	11,172	151,059
Payment of debt issue costs	(507)	(4,349)
Principal payments on debt	(10,872)	(143,949)
Net cash (used in) provided by financing activities	(207)	8,419

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,187	3,949

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,363	8,640

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,550	$12,589

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Principles of Consolidation — The consolidated financial statements include the accounts of Good Sam Enterprises, LLC, and its subsidiaries (collectively the “Company”), presented in accordance with U.S. generally accepted accounting principles, (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission.  Affinity Group Holding, LLC, a Delaware corporation (“AGHI”), is the parent of Good Sam Enterprises, LLC.  The ultimate parent company of AGHI is AGI Holding Corp. (“AGHC”), a privately-owned corporation.  On May 2, 2011, Affinity Group, LLC changed its name to Good Sam Enterprises, LLC by filing a Certificate of Amendment to its Certificate of Organization with the Secretary of State of Delaware.

These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2010 and notes included in the Company’s Form S-4 as filed with the Securities and Exchange Commission.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

We have evaluated subsequent events through the date of issuance of our financial statements.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the Company was required to adopt a newly issued accounting standard which requires additional disclosure requiring an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than a single amount.  As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position, results of operations or cash flows.

In January 2011, the Company was required to adopt a newly issued accounting standard which requires the Company to perform step 2 of the goodwill impairment test if a reporting unit has a carrying amount equal to or less than zero and there are qualitative factors that indicate it is more likely than not that a goodwill impairment exists.  The adoption of the newly issued accounting standard did not impact our financial position, results of operations or cash flows.

In June 2011, a new accounting standard was issued that amends the disclosure requirements for the presentation of other comprehensive income (“OCI”) in the financial statements, including elimination of the option to present OCI in the statement of stockholder’s equity.  As a result of this new standard, OCI and its components will be required to be presented for both interim and annual periods in a single continuous financial

(2) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

statement, the statement of comprehensive income, or in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement of OCI.  In addition, items that are reclassified from OCI to net income must be presented on the face of the financial statement.  This new standard is required to be applied retrospectively beginning in 2012.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Media, and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, the Camp Club USA and assorted membership products and services for recreational vehicles (“RV”) owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on the RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters, mail order catalogs and internet sales.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.  Segment profit as presented herein excludes intercompany fees by which interest expense attributable to the Senior Notes is allocated to such segments as management evaluates its lines of business performance before such allocation and this interest expense is evaluated on a consolidated level.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Media	Retail	Consolidated

THREE MONTHS ENDED JUNE 30, 2011
Revenues from external customers	$39,067	$7,373	$82,650	$129,090
Depreciation and amortization	321	952	2,069	3,342
Gain on sale of assets	5	270	—	275
Interest income	727	2	—	729
Interest expense	—	—	594	594
Segment operating profit (loss)	15,032	(601)	5,485	19,916

THREE MONTHS ENDED JUNE 30, 2010
Revenues from external customers	38,661	8,009	84,412	131,082
Depreciation and amortization	477	948	2,356	3,781
Interest income	789	—	—	789
Interest expense	—	(18)	586	568
Segment operating profit	13,408	30	4,451	17,889

SIX MONTHS ENDED JUNE 30, 2011
Revenues from external customers	74,301	22,759	136,597	233,657
Depreciation and amortization	746	1,933	4,248	6,927
Gain (loss) on sale of property and equipment	5	520	(28)	497
Interest income	1,471	2	—	1,473
Interest expense	—	1	1,179	1,180
Segment operating profit	29,117	1,152	2,196	32,465

SIX MONTHS ENDED JUNE 30, 2010
Revenues from external customers	75,735	22,692	138,589	237,016
Depreciation and amortization	1,118	1,891	4,620	7,629
Gain on sale of property and equipment	—	—	23	23
Interest income	1,595	—	—	1,595
Interest expense	—	(8)	1,118	1,110
Segment operating profit (loss)	28,596	942	(97)	29,441

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of profit from operations to the Company’s consolidated financial statements for the three and six months ended June 30, 2011 and 2010 (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Income (loss) Before Income Taxes
Total income for reportable segments	$19,916	$17,889	$32,465	$29,441
Unallocated G & A expense	(3,333)	(5,015)	(7,278)	(8,715)
Unallocated depreciation and amortization expense	(661)	(835)	(1,298)	(1,815)
Unallocated gain (loss) on derivative instrument	632	(144)	1,478	(520)
Unallocated financing charges	—	(244)	19	(6,905)
Elimination of intercompany interest income	(604)	(665)	(1,223)	(1,345)
Unallocated interest expense, net of intercompany elimination	(10,734)	(9,206)	(21,446)	(17,945)
Income (loss) before income taxes	$5,216	$1,780	$2,717	$(7,804)

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of June 30, 2011 and December 31, 2010 (in thousands):

	6/30/2011	12/31/2010
Membership services segment	$252,077	$252,080
Media segment	17,318	20,904
Retail segment	103,511	90,753
Total assets for reportable segments	372,906	363,737
Intangible assets not allocated to segments	11,797	12,409
Corporate unallocated assets	6,487	6,415
Elimination of intersegment receivable	(159,094)	(160,543)
Total assets	$232,096	$222,018

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the six months ended June 30 (in thousands):

	2011	2010
Cash paid during the period for:
Interest	$22,335	$17,087

For the six months ended June 30, 2011, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $1.5 million decrease in Accrued Liabilities

(4) STATEMENTS OF CASH FLOWS (continued)

and Other Long-Term Liabilities and in the statement of operations as a non-cash gain on derivative instruments of $1.5 million.

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

(5) GOODWILL AND INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually and more often when impairment indicators are present.  The Company performs its annual impairment test during the fourth quarter.  Under the accounting guidance for goodwill and other intangible assets, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

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

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

The following is a summary of changes in the Company’s goodwill by business segment, for the six months ended June 30, 2011 and 2010 (in thousands):

	Membership Services	Media	Retail	Consolidated

Gross goodwill	$56,030	$46,884	$47,601	$150,515
Impairment prior to January 1, 2011	(6,086)	(46,884)	(47,601)	(100,571)
Balance as of January 1, 2011	49,944	—	—	49,944
Impairments	—	—	—	—
Balance as of June 30, 2011	$49,944	$—	$—	$49,944

Gross goodwill	$56,030	$46,884	$47,601	$150,515
Impairment prior to January 1, 2010	(6,086)	(46,884)	(47,601)	(100,571)
Balance as of January 1, 2010	49,944	—	—	49,944
Impairments	—	—	—	—
Balance as of June 30, 2010	$49,944	$—	$—	$49,944

The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 3 — Disclosures about Segments of an Enterprise and Related Information.

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at June 30, 2011 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$31,909	$(27,811)	$4,098
Non-compete and deferred consulting agreements	15	18,275	(17,492)	783
Deferred financing costs	6	15,244	(2,301)	12,943
		$65,428	$(47,604)	$17,824

(6) DEBT

Senior Secured Notes

On November 30, 2010, the Company issued $333.0 million of 11.5% senior secured notes due 2016 (the “Senior Secured Notes”) at an original issue discount of $6.9 million, or 2.1%.  Interest on the Senior Secured Notes is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  Beginning with the calendar year ended December 31, 2011 and each six-month period thereafter, the Company is required to offer to redeem Senior Secured Notes at 101% of principal amount tendered for redemption in an aggregate amount of

(6) DEBT (continued)

the Excess Cash Flow Amount (as defined in the indenture governing the Senior Secured Notes (the “Senior Secured Indenture”)) for the respective period.  For the calendar year ended December 31, 2011, the Excess Cash Flow Amount is the greater of $7.5 million or 75% of the Excess Cash Flow (as defined in the Senior Secured Notes Indenture).  For each six month period ending on June 30 beginning June 30, 2012, the minimum Excess Cash Flow Amount is $5.0 million if the then outstanding aggregate principal amount of the Senior Secured Notes exceeds $233.0 million or $1.0 million if the then outstanding aggregate principal amount of the Senior Notes is $233.0 million or less (such amount called the “Minimum Excess Cash Flow”).  For the calendar years commencing with the calendar year ended December 31, 2012, the Excess Cash Flow Amount is the greater of (i) the Minimum Excess Cash Flow Amount, or (ii) (x) 75% of Excess Cash Flow for such annual period, minus (y) the Minimum Excess Cash Flow Amount for the immediately preceding June 30.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the outstanding 9% senior subordinated notes due 2012 (the “AGI Senior Notes”) in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under the Company’s existing senior secured credit facility (the “2010 Senior Credit Facility”) in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to the Company’s direct parent, Affinity Group Holding, LLC, (“Parent”), to enable Parent, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of June 30, 2011, $326.5 million, net of $6.5 million unamortized original issue discount, of Senior Secured Notes remained outstanding.

The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries.  All of the Company’s subsidiaries other than CWFR Capital Corp. (“CWFR”) are designated as restricted subsidiaries, and CWFR constitutes our only “unrestricted subsidiary”.  In the event of a bankruptcy, liquidation or reorganization of an unrestricted subsidiary, holders of the indebtedness of an unrestricted subsidiary and their trade creditors are generally entitled to payment of their claims from the assets of an unrestricted subsidiary before any assets are made available for distribution to us.  As a result, with respect to assets of unrestricted subsidiaries, the Senior Secured Notes are structurally subordinated to the prior payment of all of the debts of such unrestricted subsidiaries.

The Senior Secured Notes Indenture limits the Company’s ability to, among other things, incur more debt, pay dividends or make other distributions to the Company’s Parent, redeem stock, make certain investments, create liens, enter into transactions with affiliates, merge or consolidate, transfer or sell assets and make capital expenditures.

(6) DEBT (continued)

The Senior Secured Notes and the related guarantees are the Company’s and the guarantors’ senior secured obligations.  The Senior Secured Notes (i) rank senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness, (ii) rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness other than the obligations of Camping World and its subsidiaries under the CW Credit Facility and future replacements of that facility, (iii) are structurally subordinated to all future indebtedness of the Company’s subsidiaries that are not guarantors of the Senior Secured Notes and (iv) are effectively subordinated to the CW Credit Facility and any future credit facilities in replacement thereof to the extent of the value of the collateral securing indebtedness under such facilities.

CW Credit Facility

On March 1, 2010, our wholly-owned subsidiary, Camping World, Inc. (“Camping World”) entered into the CW Credit Facility providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  Interest under the revolving loans under the CW Credit Facility floated at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  On December 30, 2010, the CW Credit Facility was amended to extend the maturity to September 1, 2014, to decrease the interest rate margin to 2.75%, to remove the 1% LIBOR floor, to increase the revolving loan commitment amount from $12.0 million to $20.0 million, with a $5.0 million sublimit for letters of credit, and to decrease the letters of credit commitment from $10.0 million to $5.0 million.

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The lenders under the CW Credit Facility and trustee under the Senior Secured Notes Indenture have entered into an intercreditor agreement that governs their rights in the collateral that is pledged to secure their respective loans.  As of June 30, 2011, the interest rate on the CW Credit Facility was 2.94%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company entered into the Intercreditor Agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.  As of June 30, 2011, $6.4 million of CW Credit Facility remains outstanding and $6.6 million of letters of credit were issued.

(6) DEBT (continued)

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at June 30, 2011.

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

In November 2010, the Company completed an offering of $333.0 million Senior Secured Notes due in 2016.  Interest is payable on the Senior Secured Notes twice a year on June 1 and December 1, beginning June 1, 2011.  The Company’s present and future restricted subsidiaries guarantee the Senior Secured Notes with unconditional guarantees of payment.

All of the Company’s restricted subsidiaries have jointly and severally guaranteed the indebtedness under the Senior Secured Notes.  Full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Senior Secured Notes.  The Company’s unrestricted subsidiary, CWFR is a not a guarantor of the Senior Secured Notes.

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the six months ended June 30, 2011 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$12,014	$7,536	$—	$—	$19,550
Accounts receivable - net of allowance for doubtful accounts	470	185,811		(159,094)	27,187
Inventories	—	63,292	—	—	63,292
Other current assets	3,349	13,948	—	—	17,297
Total current assets	15,833	270,587	—	(159,094)	127,326

Property and equipment, net	3,125	22,059	—	—	25,184
Intangible assets	11,797	6,027	—	—	17,824
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	739,050	—	—	(739,050)	—
Affiliate note and investments	40,000	4,617	—	(40,000)	4,617
Other assets	4,411	2,790	—	—	7,201
Total assets	$864,160	$306,080	$—	$(938,144)	$232,096

Accounts payable	$3,321	$15,413	$—	$—	$18,734
Accrued and other liabilities	14,043	20,457	—	—	34,500
Current portion of long-term debt	171,594	40,000	—	(199,094)	12,500
Current portion of deferred revenue	1,833	57,403	—	—	59,236
Total current liabilities	190,791	133,273		(199,094)	124,970

Deferred revenue	2,107	30,916	—	—	33,023
Long-term debt	314,001	6,409	—	—	320,410
Other long-term liabilities	606,837	(603,568)	—	—	3,269
Total liabilities	1,113,736	(432,970)		(199,094)	481,672

Interdivisional equity	—	739,050	—	(739,050)	—
Stockholders’ deficit	(249,576)	—	—	—	(249,576)

Total liabilities & stockholders’ deficit	$864,160	$306,080	$—	$(938,144)	$232,096

Revenue	$2,613	$231,044	$—	$—	$233,657
Costs applicable to revenues	(3,887)	(135,557)	—	—	(139,444)
Operating expenses	(7,797)	(63,308)	—	—	(71,105)
Interest expense, net	(22,669)	293	—	—	(22,376)
Income from investment in consolidated subsidiaries	30,422	—	—	(30,422)	—
Other non operating income (expenses)	4,035	(2,050)	—	—	1,985
Income tax expense	(120)	—	—	—	(120)
Net income	$2,597	$30,422	$—	$(30,422)	$2,597

Cash flows from operations	$(25,369)	$32,407	$—	$—	$7,038
Cash flows provided by (used in) investing activities	(89)	(2,555)	—	—	(2,644)
Cash flows provided by (used in) financing activities	35,401	(35,608)	—	—	(207)
Cash at beginning of year	2,071	13,292	—	—	15,363
Cash at end of period	$12,014	$7,536	$—	$—	$19,550

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the three months ended June 30, 2011 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$1,218	$127,872	$—	$—	$129,090
Costs applicable to revenues	(1,862)	(74,701)	—	—	(76,563)
Operating expenses	(3,974)	(33,051)	—	—	(37,025)
Interest expense, net	(11,338)	135	—	—	(11,203)
Income from investment in consolidated subsidiaries	19,294	—	—	(19,294)	—
Other non operating income (expenses)	1,878	(961)	—	—	917
Income tax expense	(26)	—	—	—	(26)
Net income	$5,190	$19,294	$—	$(19,294)	$5,190

The following are summarized balance sheet statements setting forth certain financial information concerning the Guarantor Subsidiaries as of December 31, 2010 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$2,071	$13,292	$—	$—	$15,363
Accounts receivable - net of allowance for doubtful accounts	1,721	189,037		(160,543)	30,215
Inventories	—	52,673	—	—	52,673
Other current assets	2,233	12,361	—	—	14,594
Total current assets	6,025	267,363	—	(160,543)	112,845

Property and equipment, net	3,375	23,856	—	—	27,231
Intangible assets	12,409	8,443	—	—	20,852
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	711,298	—	—	(711,298)	—
Affiliate note and investments	40,000	4,508	—	(40,000)	4,508
Other assets	4,506	2,132	—	—	6,638
Total assets	$827,557	$306,302	$—	$(911,841)	$222,018

Accounts payable	$1,289	$9,752	$—	$—	$11,041
Accrued and other liabilities	14,170	20,294	—	—	34,464
Current portion of long-term debt	160,544	40,106	—	(200,543)	107
Current portion of deferred revenue	507	56,082	—	—	56,589
Total current liabilities	176,510	126,234		(200,543)	102,201

Deferred revenue	2,168	31,632	—	—	33,800
Long-term debt	326,083	6,041	—	—	332,124
Other long-term liabilities	574,969	(568,903)	—	—	6,066
Total liabilities	1,079,730	(404,996)		(200,543)	474,191

Interdivisional equity	—	711,298	—	(711,298)	—
Stockholders’ deficit	(252,173)	—	—	—	(252,173)
Total liabilities & stockholders’ deficit	$827,557	$306,302	$—	$(911,841)	$222,018

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the six months ended June 30, 2010 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$925	$236,091	$—	$—	$237,016
Costs applicable to revenues	(3,967)	(139,010)	—	—	(142,977)
Operating expenses	(17,181)	(65,359)	—	—	(82,540)
Interest expense, net	(19,290)	485	—	—	(18,805)
Income from investment in consolidated subsidiaries	29,347	—	—	(29,347)	—
Other non operating income (expenses)	2,304	(2,802)	—	—	(498)
Income tax expense	(144)	(58)	—	—	(202)
Net income	$(8,006)	$29,347	$—	$(29,347)	$(8,006)

Cash flows from operations	$(30,159)	$26,458	$—	$—	$(3,701)
Cash flows provided by (used in) investing activities	(906)	137	—	—	(769)
Cash flows provided (used in) by financing activities	39,567	(31,148)	—	—	8,419
Cash at beginning of year	402	8,238	—	—	8,640
Cash at end of year	$8,904	$3,685	$—	$—	$12,589

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended June 30, 2010 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$372	$130,710	$—	$—	$131,082
Costs applicable to revenues	(1,913)	(77,133)	—	—	(79,046)
Operating expenses	(5,883)	(34,576)	—	—	(40,459)
Interest expense, net	(9,871)	221	—	—	(9,650)
Income from investment in consolidated subsidiaries	17,795	—	—	(17,795)	—
Other non operating income (expenses)	1,251	(1,398)	—	—	(147)
Income tax expense	(30)	(29)	—	—	(59)
Net income	$1,721	$17,795	$—	$(17,795)	$1,721

(8) INTEREST RATE SWAP AGREEMENTS

The Company is exposed to certain risks related to its business operations.  The primary risks that the Company managed by using derivatives is interest rate risk.  The Company uses financial instruments, including interest rate swap agreements, to reduce the Company’s risk to this exposure.  The Company does not use derivatives for speculative

(8) INTEREST RATE SWAP AGREEMENTS (continued)

trading purposes and are not a party to leveraged derivatives.  The Company recognizes all of their derivative instruments as either assets or liabilities at fair value.  Fair value is determined in accordance with the accounting guidance for Fair Value Measurements.  See Note 9 — Fair Value Measurements.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.  For derivatives designated as hedges under the accounting guidance for Derivative Instruments and Hedging Activities, the Company formally assesses, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.  The Company’s derivatives that are not designated and do not qualify as hedges under the accounting guidance for Derivative Instruments and Hedging Activities are adjusted to fair value through current earnings.

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.273% at June 30, 2011 based upon the April 30, 2011 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.273% at June 30, 2011 based upon the April 30, 2011 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of variable interest rates on the Company’s floating rate debt.  The interest rate swap agreements were designated as cash flow hedges of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, the effective portion of gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.

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

Due to the issuance of fixed rate debt to replace the existing variable rate debt on November 30, 2010, the interest rate swaps no longer qualify as cash flow hedges as the underlying cash flows being hedged were no longer going to occur.  As a result, the net

(8) INTEREST RATE SWAP AGREEMENTS (continued)

loss on the fair value of the interest rate swap agreements included in other comprehensive loss of $6.5 million related to previously effective cash flow hedges as of November 30, 2010, was reclassified to earnings as gain (loss) on derivative instrument and all future changes in the fair value of the interest rate swaps will be included in earnings as gain (loss) on derivative instrument.

The following is the location and amounts of derivative instruments fair values in the statement of financial position segregated between designated, qualifying hedging instruments and those that are not segregated by assets and liabilities as required by accounting guidance.

Derivatives not designated		Fair Value as of:
as hedging instruments	Balance Sheet Location	6/30/2011	12/31/2010

Interest rate swap contracts	Accrued liabilities	$(4,719)	$(4,238)
Interest rate swap contracts	Other long-term liabilities	(1,573)	(3,532)

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for six months ended June 30, 2011 and June 30, 2010 segregated between designated, qualifying hedging instruments and those that are not, and segregated by assets and liabilities as required by the accounting guidance for derivative instruments (in thousands):

	Interest Rate Swap Agreements
	6/30/2011	6/30/2010
Derivatives in Cash Flow Hedging Relationships:
Amount of gain or (loss) recognized in OCI on derivatives	$—	$(316)
Location of gain (loss) recognized on derivatives	Other Comprehensive Loss

	6/30/2011	6/30/2010
Amount of gain or (loss) reclassified from OCI into statement of operations (effective portion)	$—	$(189)
Location of gain (loss) reclassified from accumulated OCI into statement of operations (effective portion)	Gain (loss) on derivative instrument

	6/30/2011	6/30/2010
Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$(331)
Location of gain (loss) recognized in statement of operations on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivative instrument

	6/30/2011	6/30/2010
Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in the statement of operations	$1,478	$—
Location of gain (loss) recognized in statement of operations	Gain (loss) on derivative instrument

(9) FAIR VALUE MEASUREMENTS

The fair value of these swaps included in accrued liabilities and other long-term liabilities was $6.3 million of which $0 is in accumulated other comprehensive loss and $6.3 million has been recorded in the statement of operations in aggregate periods through June 30, 2011.

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

As of June 30, 2011, the Company holds interest rate swap contracts that are required to be measured at fair value on a recurring basis.  The Company’s interest rate swap contracts are not traded on a public exchange.  See Note 8 - Interest Rate Swap Agreements for further information on the interest rate swap contracts.  The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.

The Company’s liabilities at June 30, 2011 and December 31, 2010, measured at fair value on a recurring basis subject to the disclosure requirements of fair value measurements, were as follows:

	Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2011:
Interest Rate Swap Contracts	$(6,292)	$—	$(6,292)	$—

As of December 31, 2010:
Interest Rate Swap Contracts	(7,770)	—	(7,770)	—

The fair value of the interest rate swap contracts was calculated using the income method based on quoted interest rates.

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material remeasurements to fair value during the six months ended June 30, 2011 and 2010 of assets and liabilities that are not measured at fair value on a recurring basis.

(9) FAIR VALUE MEASUREMENTS (continued)

The following table presents the reported carrying value, net of unamortized original issue discount, and fair value information for the Senior Secured Notes and the CW Credit Facility.  The fair values shown below for the Senior Secured Notes are based on quoted prices in the market for identical assets (Level 1), and the fair value shown for the CW Credit Facility are based on indirect observable inputs (Level 2) (in thousands):

	6/30/2011		12/31/2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Notes	$326,501	$349,650	$326,083	$327,173
CW Credit Facility	6,409	6,409	6,041	6,041

ITEM 2:

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	6/30/2011	6/30/2010	Inc/(Dec)

REVENUES:
Membership services	30.3%	29.5%	1.1%
Media	5.7%	6.1%	(7.9)%
Retail	64.0%	64.4%	(2.1)%
	100.0%	100.0%	(1.5)%

COSTS APPLICABLE TO REVENUES:
Membership services	17.0%	17.7%	(5.3)%
Media	4.9%	4.6%	6.0%
Retail	37.4%	38.0%	(3.2)%
	59.3%	60.3%	(3.1)%

GROSS PROFIT	40.7%	39.7%	0.9%

OPERATING EXPENSES:
Selling, general and administrative	25.6%	27.2%	(7.2)%
Financing expense	—	0.2%	(100.0)%
Depreciation and amortization	3.1%	3.5%	(13.3)%
	28.7%	30.9%	(8.5)%

INCOME FROM OPERATIONS	12.0%	8.8%	33.9%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	0.8%
Interest expense	(8.8)%	(7.4)%	15.9%
Gain (loss) on derivative instrument	0.5%	(0.1)%	(538.9)%
Gain on sale of assets	0.2%	—	100.0%
Other non-operating items, net	—	—	(433.3)%
	(8.0)%	(7.4)%	5.0%

INCOME BEFORE INCOME TAXES	4.0%	1.4%	193.0%

INCOME TAX EXPENSE	—	(0.1)%	(55.9)%

NET INCOME	4.0%	1.3%	201.6%

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	SIX MONTHS ENDED
	6/30/2011	6/30/2010	Inc/(Dec)

REVENUES:
Membership services	31.8%	32.0%	(1.9)%
Media	9.7%	9.6%	0.3%
Retail	58.5%	58.4%	(1.4)%
	100.0%	100.0%	(1.4)%

COSTS APPLICABLE TO REVENUES:
Membership services	17.8%	18.3%	(3.8)%
Media	7.8%	7.4%	3.3%
Retail	34.1%	34.6%	(3.0)%
	59.7%	60.3%	(2.5)%

GROSS PROFIT	40.3%	39.7%	0.2%

OPERATING EXPENSES:
Selling, general and administrative	26.9%	27.7%	(4.4)%
Financing expense	—	3.1%	(100.3)%
Depreciation and amortization	3.5%	4.0%	(12.9)%
	30.4%	34.8%	(13.9)%

INCOME FROM OPERATIONS	9.9%	4.9%	101.0%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	—
Interest expense	(9.7)%	(8.1)%	18.7%
Gain (loss) on derivative instrument	0.7%	(0.2)%	(384.2)%
Gain on sale of assets	0.2%	—	100.0%
Other non-operating items, net	—	—	nm
	(8.7)%	(8.2)%	5.6%

INCOME (LOSS) BEFORE INCOME TAXES	1.2%	(3.3)%	134.8%

INCOME TAX EXPENSE	(0.1)%	(0.1)%	(40.6)%

NET INCOME (LOSS)	1.1%	(3.4)%	132.4%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011

Compared With Three Months Ended June 30, 2010

Revenues

Revenues of $129.1 million for the second quarter of 2011 decreased by $2.0 million, or 1.5%, from the comparable period in 2010.

Membership Services revenues of $39.1 million for the second quarter of 2011 increased $0.4 million, or 1.1%, from the comparable period in 2010.  This revenue increase was largely attributable to $0.9 million of license fees received from FreedomRoads Holding LLC (“FreedomRoads”), a $0.9 million increase in extended vehicle warranty program revenue due to a contract price increase, and a $0.4 million increase in membership services revenue primarily attributable to increased advertising revenue in the President’s Club publication, partially offset by a $0.6 million decrease in vehicle insurance program marketing fee revenue, a $0.5 million reduction in dealer program marketing revenue, a $0.4 million decrease in marketing fee revenue from health and life insurance products, and a $0.3 million reduction in emergency road service revenue.

Media revenues of $7.4 million for the second quarter of 2011 decreased $0.6 million, or 7.9%, from the comparable period in 2010.  This decrease was primarily attributable to the sale of three non-core publications in the second quarter and deferral of an RV title to the third quarter.

Retail revenues of $82.7 million for the second quarter of 2011 decreased by $1.8 million, or 2.1%, from the comparable period in 2010.  Store merchandise sales decreased $2.7 million from the second quarter of 2010 due to a same store sales decrease of $2.7 million, or 4.3%, compared to a 5.3% increase in same store sales for the second quarter of 2010, and decreased revenue from discontinued stores of $0.6 million, were partially offset by a $0.6 million increase due to the opening of four new stores over the last eighteen months.  Two stores were closed in the last eighteen months in order to reduce fixed operating costs and to consolidate operations within the respective trade areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order and internet sales increased $0.7 million, supplies and other revenue increased $0.5 million, and installation and service fees decreased $0.3 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $76.6 million for the second quarter of 2011, a decrease of $2.5 million, or 3.1%, from the comparable period in 2010.

Membership Services costs applicable to revenues of $22.0 million for the second quarter of 2011 decreased $1.2 million, or 5.3%, from the comparable period in 2010.  This decrease consisted of a $1.5 million decrease in emergency road service costs primarily due to lower average claims costs, and a $0.4 million reduction relating to reduced dealer program marketing and a

$0.4 million reduction in overhead costs, partially offset by $0.4 million of increased wage-related costs, primarily the result of severance expense in the second quarter of 2011, $0.4 million of increased membership services costs, primarily relating to increased marketing and fulfillment expense in the President’s Club, and $0.3 million of increased extended vehicle warranty program costs relating to increased revenue from those programs.

Media costs applicable to revenues of $6.3 million for the second quarter of 2011 increased $0.4 million, or 6.0%, from the comparable period in 2010 primarily related to increased marketing associated with our book sales and severance expense related to the sale of various publications.

Retail costs applicable to revenues for the second quarter of 2011 decreased $1.6 million, or 3.2%, to $48.2 million.  The retail gross profit margin of 41.6% for the second quarter of 2011 increased from 40.9% for the comparable period in 2010.  The decrease in retail costs was directly attributable to a decrease in retail revenues and an improvement in product gross margins resulting from price increases on select high volume products.

Operating Expenses

Selling, general and administrative expenses of $33.0 million for the second quarter of 2011 decreased $2.6 million compared to the second quarter of 2010.  This decrease was primarily due to a $1.7 million reduction in deferred executive compensation, a $0.9 million decrease in retail selling, general and administrative expenses, primarily related to reduced labor, and a $0.2 million reduction in other general and administrative expenses, partially offset by $0.2 million of additional wage-related expenses.

Financing expense of $0.2 million was incurred in the second quarter of 2010 related to closing fees, legal and consulting costs associated with the 2010 Senior Credit Facility entered into on March 1, 2010.

Depreciation and amortization expense of $4.0 million decreased $0.6 million from the prior year primarily due to reduced capital expenditures in prior years, and completed amortization of membership software and amortization of finance costs associated with the 2010 Senior Credit Facility entered into on March 1, 2010.

Income from Operations

Income from operations for the second quarter of 2011 totaled $15.5 million compared to $11.6 million for the second quarter of 2010.  This increase of $3.9 million from the second quarter of 2010 was primarily the result of the following favorable changes in the second quarter of 2011 compared to the second quarter of 2010: a $3.2 million reduction in operating expenses for the second quarter of 2011, an increase in gross profit for the Membership Services segment of $1.6 million, and reduced financing expense of $0.2 million for the second quarter of 2011, that were only partially offset by a decrease in gross profit for the Media and Retail segment of $1.0 million and $0.1 million, respectively.

Non-Operating Items

Non-operating expenses of $10.3 million for the second quarter of 2011 increased approximately $0.5 million compared to the second quarter of 2010 due to a $1.6 million increase in interest expense relating to higher interest rates on the Company’s debt, partially offset by a $0.8 million positive change in the loss/gain on derivative instrument related to the interest rate swap agreements and a $0.3 million gain on sale of three non-core publications in the second quarter of 2011.

Income before Income Tax

Income before income tax for the second quarter of 2011 was $5.2 million, compared to $1.8 million for the second quarter of 2010.  This $3.4 million favorable change was attributable to the $3.9 million increase in income from operations in the second quarter of 2011 only partially offset by the increase in non-operating items of approximately $0.5 million mentioned above.

Income Tax Expense

The Company recorded income tax expense of $26,000 for the second quarter of 2011, compared to $0.1 million income tax expense for the second quarter of 2010.

Net Income

Net income in the second quarter of 2011 was $5.2 million compared to $1.7 million for the same period in 2010 mainly due to the reasons discussed above.

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

Membership services segment profit of $15.0 million for the second quarter of 2011 increased $1.6 million, or 12.1%, from the comparable period in 2010.  This increase was attributable to a $1.0 million increase in emergency road service segment profit, $0.9 of license fees paid by FreedomRoads and a $0.5 million increase in segment profit from the extended vehicle warranty programs, partially offset by a $0.5 million profit reduction in the Good Sam Club relating to reduced membership, and $0.3 million of other overhead costs.

Media segment loss of $0.6 million for the second quarter of 2011 decreased $0.6 million from the second quarter of 2010 due to decreased segment profit in the RV publication group of $0.7 million, and decreased segment profit for the books division of $0.1 million, partially offset by a segment profit of $0.2 million in the outdoor power sport magazine group.

Retail segment profit of $5.5 million for the second quarter of 2011 increased $1.0 million, or 23.3%, from the comparable period in 2010.  This improvement resulted from a $0.9 million decrease in selling, general and administrative expenses, and a $0.3 million reduction in depreciation and amortization expense, partially offset by a $0.2 million decrease in gross profit.

Six Months Ended June 30, 2011

Compared With Six Months Ended June 30, 2010

Revenues

Revenues of $233.7 million for the first six months of 2011 decreased by $3.4 million, or 1.4%, from the comparable period in 2010.

Membership Services revenues of $74.3 million for the first six months of 2011 decreased $1.4 million, or 1.9%, from the comparable period in 2010.  This revenue decrease was largely attributable to a $3.0 million decrease in vehicle insurance program revenue primarily from the $2.5 million fee received in the first six months of 2010 as a result of waiving our right of first refusal regarding the sale of the third party partner, an $0.8 million reduction in dealer program marketing revenue, a $0.5 million reduction in membership services revenue primarily attributable to a membership reduction in the Good Sam Club, and a $0.5 million reduction in emergency road service revenue, partially offset by a $1.9 million increase in license fees received from FreedomRoads, and a $1.5 million increase in extended vehicle warranty program revenue, resulting from an increase in the average price per contract.

Media revenues of $22.8 million for the first six months of 2011 increased $0.1 million, or 0.3%, from the comparable period in 2010.  This increase was primarily attributable to increased corporate sponsorship revenue partially offset by the sale of three publications in the second quarter.

Retail revenues of $136.6 million for the first six months of 2011 decreased by $2.0 million, or 1.4%, from the comparable period in 2010.  Store merchandise sales decreased $2.9 million from the first six months of 2010 due to a same store sales decrease of $3.3 million, or 3.2%, compared to a 3.4% increase in same store sales for the first six months of 2010, and decreased revenue from discontinued stores of $0.7 million were partially offset by a $1.1 million increase due to the opening of four new stores over the last eighteen months.  Two stores were closed in the last eighteen months in order to reduce fixed operating costs and to consolidate operations within the respective trade areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, supplies and other revenues increased $0.6 million, and mail order and internet sales increased $0.3 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $139.4 million for the first six months of 2011, a decrease of $3.5 million, or 2.5%, from the comparable period in 2010.

Membership Services costs applicable to revenues of $41.6 million for the first six months of 2011 decreased $1.7 million, or 3.8%, from the comparable period in 2010.  This decrease consisted of a $2.3 million decrease in emergency road service costs primarily due to lower average claims costs, a $0.7 million reduction relating to reduced dealer program marketing, a $0.5 million reduction in other ancillary product costs and a $0.2 million decrease in overhead costs, partially offset by an $0.8 million increase in wage-related costs, including $0.4 million of severance expense and $0.4 million of other wage-related increases, a $0.7 million increase in extended vehicle warranty program costs relating to increased revenue from those programs, and a $0.5 million increase in membership services costs relating to increased marketing and fulfillment in the President’s Club.

Media costs applicable to revenues of $18.2 million for the first six months of 2011 increased $0.6 million, or 3.3%, from the comparable period in 2010 primarily due to $0.4 million of incremental promotional costs associated with the book division, and $0.3 million of severance costs associated with the sale of various publications, partially offset by a $0.1 million reduction in publication costs, resulting from the sale of various publications.

Retail costs applicable to revenues decreased $2.5 million, or 3.0%, to $79.6 million for the first six months of 2011.  The retail gross profit margin of 41.7% for the first six months of 2011 increased from 40.8% for the comparable period in 2010. The decrease in retail costs was directly attributable to a decrease in retail revenues and an improvement in product gross margins resulting from price increases on select high volume products.

Operating Expenses

Selling, general and administrative expenses of $62.9 million for the first six months of 2011 decreased $2.9 million compared to the first six months of 2010.  This decrease was primarily due to a $1.7 million reduction in deferred executive compensation, a $1.4 million decrease in retail selling, general and administrative expenses, primarily related to reduced labor and a $0.7 million reduction in other general and administrative expenses, partially offset by $0.9 million of severance expense in the first six months of 2011.

Financing expense of $7.1 million was incurred in the first six months of 2010 related to closing fees, legal and consulting costs associated with the 2010 Senior Credit Facility entered into on March 1, 2010.

Depreciation and amortization expense of $8.2 million decreased $1.2 million from the prior year primarily due to reduced capital expenditures in prior years, completed amortization of membership software and amortization of finance costs associated with the 2010 Senior Credit Facility entered into on March 1, 2010.

Income from Operations

Income from operations for the first six months of 2011 totaled $23.1 million compared to $11.5 million for the first six months of 2010.  This change of $11.6 million from the first six months of 2010 was primarily the result of the following favorable changes in the first six months of 2011 compared to the first six months of 2010: reduced financing expense of $7.3 million for the first six months of 2011, a $4.1 million reduction in operating expenses for the first six months of 2011,and increases in gross profit for the Retail and Membership Services segments of $0.5 million and $0.2 million, respectively, for the first six months of 2011, that were only partially offset by a $0.5 million decrease in gross profit for the Media segment.

Non-Operating Items

Non-operating expenses of approximately $20.4 million for the first six months of 2011 increased approximately $1.1 million compared to the first six months of 2010 due to a $3.6 million increase in interest expense relating to higher interest rates on the Company’s debt, partially offset by a $2.0 million positive change in the loss/gain on derivative instrument related to the interest rate swap agreements and a $0.5 million gain on sale of assets in the first six months of 2011.

Income (loss) before Income Tax

Income before income tax for the first six months of 2011 was $2.7 million, compared to a loss of $7.8 million for the first six months of 2010.  This $10.5 million favorable change was attributable to the $11.6 million increase in income from operations in the first six months of 2011 only partially offset by an increase in non-operating items of approximately $1.1 million, mentioned above.

Income Tax Expense

The Company recorded income tax expense of $0.1 million for the first six months of 2011, compared to $0.2 million income tax expense for the first six months of 2010.

Net Income (loss)

Net income in the first six months of 2011 was $2.6 million compared to a net loss of $8.0 million for the same period in 2010 mainly due to the reasons discussed above.

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

Membership services segment profit of $29.1 million for the first six months of 2011 increased $0.5 million, or 1.8%, from the comparable period in 2010.  This increase was largely attributable to a $1.9 million quarterly license fee received from FreedomRoads, a $1.4 million increase in segment profit from emergency road services programs, an $0.8 million increase in segment profit from the extended vehicle warranty programs, and a $0.4 million reduction in other costs, partially offset by a $2.9 million reduction in vehicle insurance program profit primarily relating to the $2.5 million fee received in the first six months of 2010 as a result of waiving our right of first refusal regarding the sale of the third party partner, and an $0.8 million profit reduction in the Good Sam Club relating to reduced membership and a $0.3 million profit reduction in the President’s Club related to increased marketing and fulfillment costs.

Media segment profit of $1.2 million for the first six months of 2011 increased $0.2 million, or 22.3% from the first six months of 2010 due to increased segment profit from the outdoor power sport magazine group of $0.6 million primarily due to the $0.7 million gain on sale of assets in the second quarter of 2011, partially offset by $0.4 million of additional promotional costs in the books division.

Retail segment profit of $2.2 million for the first six months of 2011 increased $2.3 million from a segment loss of $0.1 million for the first six months of 2010.  This improvement resulted from a $1.4 million decrease in selling, general and administrative expenses, a $0.2 million increase in gross profit, a $0.4 million reduction in financing expense and a $0.3 million reduction in depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $2.4 million and $10.6 million as of June 30, 2011 and December 31, 2010, respectively.  The primary reason for the low levels of working capital is the deferred revenue and gains reported under current liabilities of $59.2 million and $56.6 million as of June 30, 2011 and December 31, 2010, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance of services to be provided which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations and commercial commitments at June 30, 2011.  This table includes principal and future interest due under our debt agreements based on interest rates as of June 30, 2011 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	2011	2012 and 2013	2014 and 2015	Thereafter

Debt and future interest	$534,986	$21,615	$99,689	$93,867	$319,815
Operating lease obligations	214,010	11,749	42,167	36,928	123,166
Deferred compensation	2,310	—	2,050	260	—
Standby letters of credit	6,561	4,551	2,010	—	—
Grand total	$757,867	$37,915	$145,916	$131,055	$442,981

11.50% Senior Secured Notes due 2016

On November 30, 2010, the Company issued $333.0 million of 11.5% senior secured notes due 2016 (the “Senior Secured Notes”) at an original issue discount of 2.1%.  Interest on the Senior Secured Notes is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of our outstanding 9% senior subordinated notes due 2012 (the “AGI Senior Notes”) in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under our then senior secured credit facility (the “2010 Senior Credit Facility”) in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to our direct parent, Affinity Group Holding, LLC, (“Parent”), to enable Parent, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of June 30, 2011, an aggregate of $333.0 million of Senior Secured Notes remain outstanding.

The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of our existing and future domestic restricted subsidiaries.  All of the Company’s subsidiaries other than CWFR Capital Corp. (“CWFR”) are designated as restricted subsidiaries, and CWFR constitutes our only “unrestricted subsidiary”.  In the event of a bankruptcy, liquidation or reorganization of the unrestricted subsidiary, holders of the indebtedness of the unrestricted subsidiary and their trade creditors are generally entitled to payment of their claims from the assets of the unrestricted subsidiary before any assets are made available for distribution to us.  As a result, with respect to assets of unrestricted subsidiaries, the Senior Secured Notes are structurally subordinated to the prior payment of all of the debts of such unrestricted subsidiaries.

The indenture governing the Senior Secured Notes (the “Senior Secured Notes Indenture”) limits the Company’s ability to, among other things, incur more debt, pay dividends or make other distributions to our Parent, redeem stock, make certain investments, create liens, enter into transactions with affiliates, merge or consolidate, transfer or sell assets and make capital expenditures.

Subject to certain conditions, we must make an offer to purchase some or all of the Senior Secured Notes with the excess cash flow offer amount (as defined in the indenture) determined for each applicable period, commencing with the annual period ending December 31, 2011, and each June 30 and December 31 thereafter, at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

The Senior Secured Notes and the related guarantees are our and the guarantors’ senior secured obligations.  The Senior Secured Notes (i) rank senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness, (ii) rank equal in right of payment with all of our and the guarantors’ existing and future senior indebtedness other than the obligations of Camping World and its subsidiaries under the credit agreement dated March 1, 2010 (“CW Credit Facility”) and future replacements of that facility, (iii) are structurally subordinated to all future indebtedness of our subsidiaries that are not guarantors of the Senior Secured Notes and (iv) are effectively subordinated to the CW Credit Facility and any future credit facilities in replacement thereof to the extent of the value of the collateral securing indebtedness under such facilities.

CW Credit Facility

On March 1, 2010, our wholly-owned subsidiary, Camping World, Inc. (“Camping World”) entered into the CW Credit Facility providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility initially matured on the earlier of March 1, 2013, 60 days prior to the date of maturity of the 2010 Senior Credit Facility, or 120 days prior to the earlier date of maturity of the AGI Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floated at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  On December 30, 2010, the CW Credit Facility was amended to extend the maturity to September 1, 2014, to decrease the interest rate margin to 2.75%, to remove the 1% LIBOR floor, to increase the revolving loan commitment amount from $12.0 million to $20.0 million, with a $5.0 million sublimit for letters of credit, and to decrease the letters of credit commitment from $10.0 million to $5.0 million.  As of June 30, 2011, the interest rate on the CW Credit Facility was 2.94%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  As of June 30, 2011, $6.4 million of CW Credit Facility remains outstanding and $6.6 million of letters of credit were issued.

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company have entered into the intercreditor agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  We were in compliance with all debt covenants at June 30, 2011.

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

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.273% at June 30, 2011 based upon the April

30, 2011 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The fair value of the swap was zero at inception.  The Company entered into the interest rate swap to limit the effect of increases on our floating rate debt.  The interest rate swap is designated as a cash flow hedge of the variable rate interest payments due on $100.0 million of the term loans issued June 24, 2003 under the 2003 Senior Credit Facility, and accordingly, gains and losses on the fair value of the interest rate swap agreement are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreement expires on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008, with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.273% at June 30, 2011 based upon the April 30, 2011 reset date) and make periodic payments at a fixed rate of 3.43%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap contracts is included in Accrued Liabilities and Other Long-Term Liabilities, and totaled $4.7 million and $1.6 million as of June 30, 2011, and $4.2 million and $3.5 million as of December 31, 2010, respectively.

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

Due to the issuance of fixed rate debt to replace the existing variable rate debt on November 30, 2010, the interest rate swaps no longer qualify as cash flow hedges as the underlying cash flows being hedged were no longer going to occur.  As a result, the net loss on the fair value of the interest rate swap agreements included in other comprehensive loss of $6.5 million related to previously effective cash flow hedges as of November 30, 2010, was reclassified to earnings as gain (loss) on derivative instrument and all future changes in the fair value of the interest rate swaps will be included in earnings as gain (loss) on derivative instrument.

Other Contractual Obligations and Commercial Commitments

For the six months ended June 30, 2011, the Company did not incur deferred executive compensation expense under the phantom stock agreements, and made $0.8 million of payments to terminated employees under the terms of the vested phantom stock agreements.  The Company does not expect to pay any additional phantom stock payments in fiscal 2011.

Capital expenditures for the six months ended June 30, 2011 totaling $2.7 million increased $1.3 million from the first six months of 2010 primarily due to a point-of sale system replacement, telecommunications, computer hardware upgrades and retail warehouse scan guns.  Additional capital expenditures of $1.0 million are anticipated for the balance of 2011 primarily for leasehold improvements, software enhancements, and a point-of-sale system replacement.

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

The Company has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization.  The Company determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary.  The finite-lived purchased intangible assets consist of membership customer lists, non-compete and deferred consulting agreements and deferred financing costs which have weighted average useful lives of approximately 6 years, 15 years and 6 years, respectively.

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

We have evaluated the remaining useful lives of our property and equipment and finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary.  The Company determined that no adjustments to the useful lives of its property and equipment or finite-lived purchased intangible assets were necessary. Future goodwill impairment tests could result in a charge to earnings.  We will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

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

Derivative Financial Instruments

As discussed in Note 8 — Interest Rate Swap Agreements in the Consolidated Financial Statements, we account for derivative instruments and hedging activities in accordance with new accounting guidance for accounting for derivative instruments and hedging activities.  All derivatives are recognized on the balance sheet at their fair value.  On the date that the Company enters into a derivative contract, management formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge (a “swap”), to the extent that the hedge is effective, are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction.  We measure effectiveness of the swap at each quarter end using the Hypothetical Derivative Method.  Under this method, hedge effectiveness is measured based on a comparison of the change in fair value of the actual swap designated as the hedging instrument and the change in fair value of the hypothetical swap which would have the terms that identically match the critical terms of the hedged cash flows from the anticipated debt issuance.  The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the swap over the cumulative change in the fair value of the plain vanilla swap lock, as defined in the accounting literature.  Once a swap is settled, the effective portion is amortized over the estimated life of the hedge item.

We utilize derivative financial instruments to manage our exposure to interest rate risks.  We do not enter into derivative financial instruments for trading purposes.

Due to the issuance of fixed rate debt to replace the existing variable rate debt in November 2010, the interest rate swaps no longer qualify as cash flow hedges.  As a result, the net loss included in other comprehensive loss of $6.5 million as of November 30, 2010 was reclassed to earnings and all future changes in the fair value of the interest rate swaps will be included in earnings.

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

The Company has determined that it utilizes observable (Level 2) inputs in determining the fair value of its interest rate swap agreements.  The Company has determined that it utilizes unobservable (Level 3) inputs in determining the fair value of the preferred interest held by an indirect subsidiary of Camping World in FreedomRoads and Media and Retail segment goodwill.

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

Interest Rate Sensitivity Analysis

At June 30, 2011, the total debt of the Company was $332.9 million, net of $6.5 million of unamortized original issue discount, comprised of $6.4 million of variable rate debt, and $326.5 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of approximately $0.1 million.

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

ITEM 4: CONTROLS AND PROCEDURES

Managements’ Report on Internal Control over Financial Reporting

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15e under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the President and Chief Executive Officer along with the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  Management determined that, as of June 30, 2011, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOD SAM ENTERPRISES, LLC
(fka Affinity Group, LLC)

/s/ Thomas F. Wolfe
Date: August 12, 2011	Thomas F. Wolfe
Executive Vice President and Chief Financial Officer