Form 10-Q
period 2011-09-30
GOOD SAM ENTERPRISES, LLC
filed 2011-11-10
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q REPORT

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
September 30, 2011	333-173290

GOOD SAM ENTERPRISES, LLC

(fka Affinity Group, LLC)

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

2575 Vista Del Mar Drive	(805) 667-4100
Ventura, CA 93001	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES  ☐        NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	November 10, 2011
Membership Units	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2011 and December 31, 2010

(In thousands except shares and par value)

	9/30/2011	12/31/2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,725	$15,363
Accounts receivable, less allowance for doubtful accounts of $2,657 in 2011 and $3,770 in 2010	28,217	30,215
Inventories	59,290	52,673
Prepaid expenses and other assets	19,562	14,594
Total current assets	132,794	112,845

PROPERTY AND EQUIPMENT, net	23,422	27,231
AFFILIATE NOTES AND INVESTMENTS	4,464	4,508
INTANGIBLE ASSETS, net	16,328	20,852
GOODWILL	49,944	49,944
OTHER ASSETS	7,017	6,638
Total assets	$233,969	$222,018

LIABILITIES AND STOCKHOLDER’S OR MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$18,100	$11,041
Accrued interest	13,619	4,148
Accrued income taxes	1,969	1,712
Accrued liabilities	26,705	28,604
Deferred revenues and gains	65,530	56,589
Current portion of long-term debt	12,500	107
Total current liabilities	138,423	102,201

DEFERRED REVENUES AND GAINS	32,365	33,800
LONG-TERM DEBT, net of current portion	314,220	332,124
OTHER LONG-TERM LIABILITIES	2,088	6,066
	487,096	474,191

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S OR MEMBER’S DEFICIT:
Membership units, 2,000 units issued and outstanding	1	—
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	—	1
Stockholder or member contributions	73,030	73,030
Accumulated deficit	(326,158)	(325,204)
Total stockholder’s or member’s deficit	(253,127)	(252,173)
Total liabilities and stockholder’s or member’s deficit	$233,969	$222,018

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	9/30/2011	9/30/2010
REVENUES:
Membership services	$39,151	$38,010
Media	7,288	7,395
Retail	82,166	79,235
	128,605	124,640

COSTS APPLICABLE TO REVENUES:
Membership services	22,852	24,413
Media	6,029	5,851
Retail	48,934	45,831
	77,815	76,095

GROSS PROFIT	50,790	48,545

OPERATING EXPENSES:
Selling, general and administrative	34,559	31,835
Financing expense	—	248
Depreciation and amortization	4,210	4,705
	38,769	36,788

INCOME FROM OPERATIONS	12,021	11,757

NON-OPERATING ITEMS:
Interest income	124	124
Interest expense	(11,321)	(9,895)
Gain (loss) on derivative instrument	1,198	(178)
Gain (loss) on sale of assets	(7)	1
Other non-operating items, net	7	7
	(9,999)	(9,941)

INCOME BEFORE INCOME TAXES	2,022	1,816

INCOME TAX EXPENSE	(43)	(57)

NET INCOME	$1,979	$1,759

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2011	9/30/2010
REVENUES:
Membership services	$113,452	$113,745
Media	30,047	30,087
Retail	218,763	217,824
	362,262	361,656

COSTS APPLICABLE TO REVENUES:
Membership services	64,486	67,706
Media	24,217	23,459
Retail	128,556	127,907
	217,259	219,072

GROSS PROFIT	145,003	142,584

OPERATING EXPENSES:
Selling, general and administrative	97,458	97,601
Financing (gain) expense	(19)	7,578
Depreciation and amortization	12,435	14,149
	109,874	119,328

INCOME FROM OPERATIONS	35,129	23,256

NON-OPERATING ITEMS:
Interest income	374	374
Interest expense	(33,947)	(28,950)
Gain (loss) on derivative instrument	2,676	(698)
Gain on sale of assets	490	24
Other non-operating items, net	17	6
	(30,390)	(29,244)

INCOME (LOSS) BEFORE INCOME TAXES	4,739	(5,988)

INCOME TAX EXPENSE	(163)	(259)

NET INCOME (LOSS)	$4,576	$(6,247)

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2011	9/30/2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,576	$(6,247)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,288	8,413
Amortization	5,147	5,736
(Gain) loss on derivative instrument	(2,676)	698
Loss on debt restructure	—	279
Provision for losses on accounts receivable	829	1,266
Deferred compensation	—	3,874
Gain on sale of assets	(490)	(24)
Accretion of original issue discount	637	931
Changes in operating assets and liabilities:
Accounts receivable	(6,852)	(3,748)
Inventories	(6,617)	(11,804)
Prepaid expenses and other assets	(6,189)	(4,798)
Accounts payable	7,059	(2,706)
Accrued and other liabilities	14,657	(1,230)
Deferred revenues and gains	8,589	5,664
Net cash provided by (used in) operating activities	25,958	(3,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,514)	(3,097)
Net proceeds from sale of assets	208	659
Cash paid on loans to affiliate	44	39
Net cash used in investing activities	(3,262)	(2,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,530)	(2,400)
Release of restricted cash	—	8,058
Borrowings on debt	11,172	153,801
Payment of debt issue costs	(695)	(4,375)
Principal payments on debt	(17,281)	(146,883)
Net cash (used in) provided by financing activities	(12,334)	8,201

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,362	2,106

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,363	8,640

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,725	$10,746

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Principles of Consolidation — The consolidated financial statements include the accounts of Good Sam Enterprises, LLC, and its subsidiaries (collectively the “Company”), presented in accordance with U.S. generally accepted accounting principles, (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission.  Affinity Group Holding, LLC, a Delaware limited liability company (“AGHI”), is the parent of Good Sam Enterprises, LLC.  The ultimate parent company of AGHI is AGI Holding Corp. (“AGHC”), a privately-owned corporation.  On May 2, 2011, Affinity Group, LLC changed its name to Good Sam Enterprises, LLC by filing a Certificate of Amendment to its Certificate of Organization with the Secretary of State of Delaware.

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

In June 2011, a new accounting standard was issued that amends the disclosure requirements for the presentation of other comprehensive income (“OCI”) in the financial statements, including elimination of the option to present OCI in the statement of stockholder’s or member’s deficit.  As a result of this new standard, OCI and its components will be

(2) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

required to be presented for both interim and annual periods in a single continuous financial statement, the statement of comprehensive income, or in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement of OCI.  In addition, items that are reclassified from OCI to net income must be presented on the face of the financial statement.  This new standard is required to be applied retrospectively beginning in 2012.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Media, and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, the Camp Club USA and assorted membership products and services for recreational vehicles (“RV”) owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on the RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters, mail order catalogs and internet sales.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.  Segment profit as presented herein excludes intercompany fees by which interest expense attributable to the Senior Secured Notes is allocated to such segments as management evaluates its lines of business performance before such allocation and this interest expense is evaluated on a consolidated level.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Media	Retail	Consolidated
THREE MONTHS ENDED SEPTEMBER 30, 2011
Revenues from external customers	$39,151	$7,288	$82,166	$128,605
Depreciation and amortization	276	924	2,001	3,201
Loss on sale of property and equipment	(7)	—	—	(7)
Interest income	710	1	—	711
Interest expense	—	—	524	524
Segment operating profit (loss)	14,307	(381)	3,191	17,117

THREE MONTHS ENDED SEPTEMBER 30, 2010
Revenues from external customers	38,010	7,395	79,235	124,640
Depreciation and amortization	604	1,010	2,400	4,014
Gain on sale of property and equipment	—	4	—	4
Interest income	776	—	—	776
Interest expense	—	3	655	658
Segment operating profit (loss)	11,361	(487)	5,907	16,781

NINE MONTHS ENDED SEPTEMBER 30, 2011
Revenues from external customers	113,452	30,047	218,763	362,262
Depreciation and amortization	1,022	2,857	6,249	10,128
Gain (loss) on sale of property and equipment	(2)	520	(28)	490
Interest income	2,181	3	—	2,184
Interest expense	—	1	1,703	1,704
Segment operating profit	43,424	771	5,387	49,582

NINE MONTHS ENDED SEPTEMBER 30, 2010
Revenues from external customers	113,745	30,087	217,824	361,656
Depreciation and amortization	1,722	2,901	7,020	11,643
Gain on sale of property and equipment	—	4	23	27
Interest income	2,371	—	—	2,371
Interest expense	—	(5)	1,773	1,768
Segment operating profit	40,382	455	5,810	46,647

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of profit from operations to the Company’s consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/2011	9/30/2010	9/30/2011	9/30/2010

Income (loss) Before Income Taxes
Total operating profit for reportable segments	$17,117	$16,781	$49,582	$46,647
Unallocated G & A expense	(3,900)	(3,959)	(11,178)	(13,099)
Unallocated depreciation and amortization expense	(1,009)	(691)	(2,307)	(2,506)
Unallocated gain (loss) on derivative instrument	1,198	(178)	2,676	(698)
Unallocated financing charges	—	(248)	19	(6,874)
Unallocated gain on debt restructure	—	—	—	(279)
Elimination of intercompany interest income	(587)	(652)	(1,810)	(1,997)
Unallocated interest expense, net of intercompany elimination	(10,797)	(9,237)	(32,243)	(27,182)
Income (loss) before income taxes	$2,022	$1,816	$4,739	$(5,988)

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of September 30, 2011 and December 31, 2010 (in thousands):

	9/30/2011	12/31/2010
Membership services segment	$264,998	$252,080
Media segment	18,359	20,904
Retail segment	91,346	90,753
Total assets for reportable segments	374,703	363,737
Intangible assets not allocated to segments	11,415	12,409
Corporate unallocated assets	6,196	6,415
Elimination of intersegment receivable	(158,345)	(160,543)
Total assets	$233,969	$222,018

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the nine months ended September 30 (in thousands):

	2011	2010
Cash paid during the period for:
Interest	$23,839	$29,697
Income taxes	177	—

For the nine months ended September 30, 2011, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $2.7 million decrease in Accrued Liabilities and Other Long-Term Liabilities and in the statement of operations as a non-cash gain on derivative instruments of $2.7 million.

(4) STATEMENTS OF CASH FLOWS (continued)

For the nine months ended September 30, 2010, the Company recorded an adjustment to the fair value of the interest rate swap resulting in an $0.8 million increase in Other Long-Term Liabilities and a $0.1 million increase in Other Comprehensive Loss and a $0.7 million non-cash loss in the statement of operations for the ineffective portion.

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

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

The following is a summary of changes in the Company’s goodwill by business segment, for the nine months ended September 30, 2011 and 2010 (in thousands):

	Membership Services	Media	Retail	Consolidated

Gross goodwill	$56,030	$46,884	$47,601	$150,515
Impairment prior to January 1, 2011	(6,086)	(46,884)	(47,601)	(100,571)
Balance as of January 1, 2011	49,944	—	—	49,944
Impairments	—	—	—	—
Balance as of September 30, 2011	$49,944	$—	$—	$49,944

Gross goodwill	$56,030	$46,884	$47,601	$150,515
Impairment prior to January 1, 2010	(6,086)	(46,884)	(47,601)	(100,571)
Balance as of January 1, 2010	49,944	—	—	49,944
Impairments	—	—	—	—
Balance as of September 30, 2010	$49,944	$—	$—	$49,944

The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 3 — Disclosures about Segments of an Enterprise and Related Information.

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at September 30, 2011 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$31,910	$(28,577)	$3,333
Non-compete and deferred consulting agreements	15	18,275	(17,753)	522
Deferred financing costs	6	15,396	(2,923)	12,473
		$65,581	$(49,253)	$16,328

(6) DEBT

Senior Secured Notes

On November 30, 2010, the Company issued $333.0 million of 11.5% senior secured notes due 2016 (the “Senior Secured Notes”) at an original issue discount of $6.9 million, or 2.1%.  Interest on the Senior Secured Notes is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  Beginning with the calendar year ended December 31, 2011 and each six-month period thereafter, the Company is required to offer to redeem Senior Secured Notes at 101% of principal amount tendered for redemption in an aggregate amount of

(6) DEBT (continued)

the Excess Cash Flow Amount (as defined in the indenture governing the Senior Secured Notes (the “Senior Secured Indenture”)) for the respective period.  For the calendar year ended December 31, 2011, the Excess Cash Flow Amount is the greater of $7.5 million or 75% of the Excess Cash Flow (as defined in the Senior Secured Notes Indenture).  For each six month period ending on June 30 beginning June 30, 2012, the minimum Excess Cash Flow Amount is $5.0 million if the then outstanding aggregate principal amount of the Senior Secured Notes exceeds $233.0 million or $1.0 million if the then outstanding aggregate principal amount of the Senior Notes is $233.0 million or less (such amount called the “Minimum Excess Cash Flow”).  For the calendar years commencing with the calendar year ended December 31, 2012, the Excess Cash Flow Amount is the greater of (i) the Minimum Excess Cash Flow Amount, or (ii) (x) 75% of Excess Cash Flow for such annual period, minus (y) the Minimum Excess Cash Flow Amount for the immediately preceding six months period ending on June 30.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the outstanding 9% senior subordinated notes due 2012 (the “AGI Senior Notes”) in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under the Company’s existing senior secured credit facility (the “2010 Senior Credit Facility”) in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to the Company’s direct parent, AGHI, to enable AGHI, together with other funds contributed to the AGHI, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of September 30, 2011, $326.7 million, net of $6.3 million unamortized original issue discount, of Senior Secured Notes remained outstanding.

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

The Senior Secured Notes Indenture limits the Company’s ability to, among other things, incur more debt, pay dividends or make other distributions to the Company’s Parent, redeem membership units, make certain investments, create liens, enter into transactions with affiliates, merge or consolidate, transfer or sell assets and make capital expenditures.

(6) DEBT (continued)

The Senior Secured Notes and the related guarantees are the Company’s and the guarantors’ senior secured obligations.  The Senior Secured Notes (i) rank senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness, (ii) rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness other than the obligations of Camping World and its subsidiaries under the CW Credit Facility (defined below) and future replacements of that facility, (iii) are structurally subordinated to all future indebtedness of the Company’s subsidiaries that are not guarantors of the Senior Secured Notes and (iv) are effectively subordinated to the CW Credit Facility and any future credit facilities in replacement thereof to the extent of the value of the collateral securing indebtedness under such facilities.

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

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The lenders under the CW Credit Facility and trustee under the Senior Secured Notes Indenture have entered into an intercreditor agreement that governs their rights in the collateral that is pledged to secure their respective loans.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company entered into the Intercreditor Agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.  As of September 30, 2011, $0 million of CW Credit Facility remains outstanding and $6.9 million of letters of credit were issued.

(6) DEBT (continued)

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at September 30, 2011.

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

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the nine months ended September 30, 2011 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$17,140	$8,585	$—	$—	$25,725
Accounts receivable - net of allowance for doubtful accounts	9,457	177,105		(158,345)	28,217
Inventories	—	59,290	—	—	59,290
Other current assets	2,262	17,300	—	—	19,562
Total current assets	28,859	262,280	—	(158,345)	132,794

Property and equipment, net	3,095	20,327	—	—	23,422
Intangible assets	11,415	4,913	—	—	16,328
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	740,390	—	—	(740,390)	—
Affiliate note and investments	40,000	4,464	—	(40,000)	4,464
Other assets	4,376	2,641	—	—	7,017
Total assets	$878,079	$294,625	$—	$(938,735)	$233,969

Accounts payable	$2,234	$15,866	$—	$—	$18,100
Accrued and other liabilities	23,675	18,618	—	—	42,293
Current portion of long-term debt	170,845	40,000	—	(198,345)	12,500
Current portion of deferred revenue	646	64,884	—	—	65,530
Total current liabilities	197,400	139,368		(198,345)	138,423

Deferred revenue	2,076	30,289	—	—	32,365
Long-term debt	314,220	—	—	—	314,220
Other long-term liabilities	617,510	(615,422)	—	—	2,088
Total liabilities	1,131,206	(445,765)		(198,345)	487,096

Interdivisional equity	—	740,390	—	(740,390)	—
Member’s deficit	(253,127)	—	—	—	(253,127)

Total liabilities & member’s deficit	$878,079	$294,625	$—	$(938,735)	$233,969

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$5,571	$356,691	$—	$—	$362,262
Costs applicable to revenues	(7,156)	(210,103)	—	—	(217,259)
Operating expenses	(12,576)	(97,298)	—	—	(109,874)
Interest expense, net	(34,053)	480	—	—	(33,573)
Income from investment in consolidated subsidiaries	31,762	—	—	(31,762)	—
Other non operating income (expenses)	21,186	(18,003)	—	—	3,183
Income tax expense	(158)	(5)	—	—	(163)
Net income	$4,576	$31,762	$—	$(31,762)	$4,576

Cash flows from operations	$(25,159)	$51,117	$—	$—	$25,958
Cash flows provided by (used in) investing activities	(560)	(2,702)	—	—	(3,262)
Cash flows provided by (used in) financing activities	40,788	(53,122)	—	—	(12,334)
Cash at beginning of year	2,071	13,292	—	—	15,363
Cash at end of period	$17,140	$8,585	$—	$—	$25,725

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the three months ended September 30, 2011 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$2,958	$125,647	$—	$—	$128,605
Costs applicable to revenues	(3,269)	(74,546)	—	—	(77,815)
Operating expenses	(4,779)	(33,990)	—	—	(38,769)
Interest expense, net	(11,384)	187	—	—	(11,197)
Income from investment in consolidated subsidiaries	1,340	—	—	(1,340)	—
Other non operating income (expenses)	17,151	(15,953)	—	—	1,198
Income tax expense	(38)	(5)	—	—	(43)
Net income	$1,979	$1,340	$—	$(1,340)	$1,979

The following are summarized balance sheet statements setting forth certain financial information concerning the Guarantor Subsidiaries as of December 31, 2010 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$2,071	$13,292	$—	$—	$15,363
Accounts receivable- net of allowance	1,721	189,037		(160,543)	30,215
Inventories	—	52,673	—	—	52,673
Other current assets	2,233	12,361	—	—	14,594
Total current assets	6,025	267,363	—	(160,543)	112,845

Property and equipment, net	3,375	23,856	—	—	27,231
Intangible assets	12,409	8,443	—	—	20,852
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	711,298	—	—	(711,298)	—
Affiliate note and investments	40,000	4,508	—	(40,000)	4,508
Other assets	4,506	2,132	—	—	6,638
Total assets	$827,557	$306,302	$—	$(911,841)	$222,018

Accounts payable	$1,289	$9,752	$—	$—	$11,041
Accrued and other liabilities	14,170	20,294	—	—	34,464
Current portion of long-term debt	160,544	40,106	—	(200,543)	107
Current portion of deferred revenue	507	56,082	—	—	56,589
Total current liabilities	176,510	126,234		(200,543)	102,201

Deferred revenue	2,168	31,632	—	—	33,800
Long-term debt	326,083	6,041	—	—	332,124
Other long-term liabilities	574,969	(568,903)	—	—	6,066
Total liabilities	1,079,730	(404,996)		(200,543)	474,191

Interdivisional equity	—	711,298	—	(711,298)	—
Stockholders’ deficit	(252,173)	—	—	—	(252,173)

Total liabilities & stockholders’ deficit	$827,557	$306,302	$—	$(911,841)	$222,018

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the nine months ended September 30, 2010 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$3,258	$358,398	$—	$—	$361,656
Costs applicable to revenues	(7,507)	(211,565)	—	—	(219,072)
Operating expenses	(22,432)	(96,896)	—	—	(119,328)
Interest expense, net	(29,179)	603	—	—	(28,576)
Income from investment in consolidated subsidiaries	46,270	—	—	(46,270)	—
Other non operating income (expenses)	3,517	(4,185)	—	—	(668)
Income tax expense	(174)	(85)	—	—	(259)
Net income	$(6,247)	$46,270	$—	$(46,270)	$(6,247)

Cash flows from operations	$(45,904)	$42,208	$—	$—	$(3,696)
Cash flows provided by (used in) investing activities	(1,250)	(1,149)	—	—	(2,399)
Cash flows provided (used in) by financing activities	56,670	(48,469)	—	—	8,201
Cash at beginning of year	402	8,238	—	—	8,640
Cash at end of period	$9,918	$828	$—	$—	$10,746

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended September 30, 2010 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$2,333	$122,307	$—	$—	$124,640
Costs applicable to revenues	(3,540)	(72,555)	—	—	(76,095)
Operating expenses	(5,251)	(31,537)	—	—	(36,788)
Interest expense, net	(9,889)	118	—	—	(9,771)
Income from investment in consolidated subsidiaries	16,923	—	—	(16,923)	—
Other non operating income (expenses)	1,213	(1,383)	—	—	(170)
Income tax expense	(30)	(27)	—	—	(57)
Net income	$1,759	$16,923	$—	$(16,923)	$1,759

(8) INTEREST RATE SWAP AGREEMENTS

The Company is exposed to certain risks related to its business operations.  The primary risks that the Company managed by using derivatives is interest rate risk.  The Company uses financial instruments, including interest rate swap agreements, to reduce the Company’s risk to this exposure.  The Company does not use derivatives for speculative

(8) INTEREST RATE SWAP AGREEMENTS (continued)

trading purposes and is not a party to leveraged derivatives.  The Company recognizes all of its derivative instruments as either assets or liabilities at fair value.  Fair value is determined in accordance with the accounting guidance for Fair Value Measurements.  See Note 9 — Fair Value Measurements.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.  For derivatives designated as hedges under the accounting guidance for Derivative Instruments and Hedging Activities, the Company formally assesses, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.  The Company’s derivatives that are not designated and do not qualify as hedges under the accounting guidance for Derivative Instruments and Hedging Activities are adjusted to fair value through current earnings.

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.253% at September 30, 2011 based upon the July 31, 2011 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.253% at September 30, 2011 based upon the July 31, 2011 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of variable interest rates on the Company’s floating rate debt.  The interest rate swap agreements were designated as cash flow hedges of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, the effective portion of gains and losses on the fair value of the interest rate swap agreements are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.

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

Derivatives not designated		Fair Value as of:
as hedging instruments	Balance Sheet Location	9/30/2011	12/31/2010

Interest rate swap contracts	Accrued liabilities	$(4,702)	$(4,238)
Interest rate swap contracts	Other long-term liabilities	(392)	(3,532)

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for nine months ended September 30, 2011 and September 30, 2010 segregated between designated, qualifying hedging instruments and those that are not, and segregated by assets and liabilities as required by the accounting guidance for derivative instruments (in thousands):

	Interest Rate Swap Agreements
	9/30/2011	9/30/2010
Derivatives in Cash Flow Hedging Relationships:
Amount of gain or (loss) recognized in OCI on derivatives	$—	$(376)
Location of gain (loss) recognized on derivatives	Other Comprehensive Loss

	9/30/2011	9/30/2010
Amount of gain or (loss) reclassified from OCI into statement of operations (effective portion)	$—	$(281)
Location of gain (loss) reclassified from accumulated OCI into statement of operations (effective portion)	Gain (loss) on derivative instrument

	9/30/2011	9/30/2010
Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—	$(417)
Location of gain (loss) recognized in statement of operations on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivative instrument

	9/30/2011	9/30/2010
Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in the statement of operations	$2,676	$—
Location of gain (loss) recognized in statement of operations	Gain (loss) on derivative instrument

(8) INTEREST RATE SWAP AGREEMENTS (continued)

The fair value of these swaps included in accrued liabilities and other long-term liabilities was $5.1 million of which $0 is in accumulated other comprehensive loss and $5.1 million has been recorded in the statement of operations in aggregate periods through September 30, 2011.

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

As of September 30, 2011, the Company holds interest rate swap contracts that are required to be measured at fair value on a recurring basis.  The Company’s interest rate swap contracts are not traded on a public exchange.  See Note 8 - Interest Rate Swap Agreements for further information on the interest rate swap contracts.  The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.

The Company’s liabilities at September 30, 2011 and December 31, 2010, measured at fair value on a recurring basis subject to the disclosure requirements of fair value measurements, were as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2011:
Interest Rate Swap Contracts	$(5,094)	$—	$(5,094)	$—

As of December 31, 2010:
Interest Rate Swap Contracts	(7,770)	—	(7,770)	—

The fair value of the interest rate swap contracts was calculated using the income method based on quoted interest rates.

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material remeasurements to fair value during the nine months ended September 30, 2011 and 2010 of assets and liabilities that are not measured at fair value on a recurring basis.

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

	9/30/2011		12/31/2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Notes	$326,720	$311,355	$326,083	$327,173
CW Credit Facility	—	—	6,041	6,041

ITEM 2:

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	9/30/2011	9/30/2010	Inc/(Dec)

REVENUES:
Membership services	30.4%	30.5%	3.0%
Media	5.7%	5.9%	(1.4)%
Retail	63.9%	63.6%	3.7%
	100.0%	100.0%	3.2%

COSTS APPLICABLE TO REVENUES:
Membership services	17.8%	19.6%	(6.4)%
Media	4.7%	4.7%	3.0%
Retail	38.0%	36.8%	6.8%
	60.5%	61.1%	2.3%

GROSS PROFIT	39.5%	38.9%	4.6%

OPERATING EXPENSES:
Selling, general and administrative	26.9%	25.5%	8.6%
Financing expense	—	0.2%	(100.0)%
Depreciation and amortization	3.3%	3.8%	(10.5)%
	30.2%	29.5%	5.4%

INCOME FROM OPERATIONS	9.3%	9.4%	2.2%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	—
Interest expense	(8.7)%	(7.9)%	14.4%
Gain (loss) on derivative instrument	0.9%	(0.1)%	(773.0)%
Gain on sale of assets	—	—	(275.0)%
Other non-operating items, net	—	—	75.0%
	(7.7)%	(7.9)%	0.6%

INCOME BEFORE INCOME TAXES	1.6%	1.5%	11.3%

INCOME TAX EXPENSE	(0.1)%	(0.1)%	(24.6)%

NET INCOME	1.5%	1.4%	12.5%

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	NINE MONTHS ENDED
	9/30/2011	9/30/2010	Inc/(Dec)

REVENUES:
Membership services	31.3%	31.5%	(0.3)%
Media	8.3%	8.3%	(0.1)%
Retail	60.4%	60.2%	0.4%
	100.0%	100.0%	0.2%

COSTS APPLICABLE TO REVENUES:
Membership services	17.8%	18.7%	(4.8)%
Media	6.7%	6.5%	3.2%
Retail	35.5%	35.4%	0.5%
	60.0%	60.6%	(0.8)%

GROSS PROFIT	40.0%	39.4%	1.7%

OPERATING EXPENSES:
Selling, general and administrative	26.9%	27.0%	(0.1)%
Financing expense	—	2.1%	(100.3)%
Depreciation and amortization	3.4%	3.9%	(12.1)%
	30.3%	33.0%	(7.9)%

INCOME FROM OPERATIONS	9.7%	6.4%	51.1%

NON-OPERATING ITEMS:
Interest income	0.1%	0.1%	—
Interest expense	(9.4)%	(8.0)%	17.3%
Gain (loss) on derivative instrument	0.7%	(0.2)%	(483.4)%
Gain on sale of assets	0.2%	—	1714.8%
Other non-operating items, net	—	—	466.7%
	(8.4)%	(8.1)%	3.9%

INCOME (LOSS) BEFORE INCOME TAXES	1.3%	(1.7)%	179.1%

INCOME TAX EXPENSE	—	—	(37.1)%

NET INCOME (LOSS)	1.3%	(1.7)%	173.3%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011

Compared With Three Months Ended September 30, 2010

Revenues

Revenues of $128.6 million for the third quarter of 2011 increased by $4.0 million, or 3.2%, from the comparable period in 2010.

Membership Services revenues of $39.2 million for the third quarter of 2011 increased $1.1 million, or 3.0%, from the comparable period in 2010.  This revenue increase was largely attributable to a $1.2 million increase in extended vehicle warranty program revenue due to a contract price increase, $0.9 million of license fees received from FreedomRoads Holding LLC (“FreedomRoads”) and a $0.2 million increase in emergency road service revenue,  partially offset by a $0.6 million decrease in membership services revenue primarily attributable to reduced advertising revenue in the Good Sam Club publication, a $0.4 million decrease in other ancillary product revenue and a $0.2 million reduction in dealer program marketing revenue.

Media revenues of $7.3 million for the third quarter of 2011 decreased $0.1 million, or 1.4%, from the comparable period in 2010.  This decrease was primarily attributable to the sale of three non-core publications in the second quarter partially offset by increased revenue from consumer shows and from book sales.

Retail revenues of $82.2 million for the third quarter of 2011 increased by $2.9 million, or 3.7%, from the comparable period in 2010.  Store merchandise sales decreased $1.2 million from the third quarter of 2010 due to a same store sales decrease of $1.5 million, or 2.5%, compared to a 1.8% decrease for the third quarter of 2010, and decreased revenue from discontinued stores of $0.5 million, were partially offset by a $0.8 million increase due to the opening of four new stores over the last twenty-one months.  Two stores were closed in the last twenty-one months in order to reduce fixed operating costs and to consolidate operations within the respective trade areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order and internet sales increased $4.0 million, supplies and other revenue increased $0.4 million, and installation and service fees decreased $0.3 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $77.8 million for the third quarter of 2011, an increase of $1.7 million, or 2.3%, from the comparable period in 2010.

Membership Services costs applicable to revenues of $22.9 million for the third quarter of 2011 decreased $1.6 million, or 6.4%, from the comparable period in 2010.  This decrease consisted of a $1.4 million decrease in emergency road service costs primarily due to lower average claims costs, a $0.6 million decrease in expenses primarily attributable to the Good Sam Club publication, a $0.4 million decrease in wage-related costs, primarily the result of headcount reductions in the first and second quarter, and a $0.2 million reduction relating to reduced dealer program marketing  partially offset by a $0.6 million increase in extended vehicle warranty program costs relating to increased revenue from those programs, and a $0.4 million increase in member events costs.

Media costs applicable to revenues of $6.0 million for the third quarter of 2011 increased $0.2 million, or 3.0%, from the comparable period in 2010 primarily related to increased marketing associated with our book sales and increased consumer shows costs, both associated with increased revenue, partially offset by reduced expenses related to the sale of three non-core publications in the first six months of 2011.

Retail costs applicable to revenues for the third quarter of 2011 increased $3.1 million, or 6.8%, to $48.9 million.  The retail gross profit margin of 40.4% for the third quarter of 2011 decreased from 42.2% for the comparable period in 2010 due to incremental merchandise discounts and markdowns, and increased shipping and freight-in costs.

Operating Expenses

Selling, general and administrative expenses of $34.6 million for the third quarter of 2011 increased $2.7 million compared to the third quarter of 2010.  This increase was primarily due to $3.3 million increase in retail selling, general and administrative expenses, primarily related to increased advertising, selling, and rent expense, a $1.0 million reimbursement of legal expenses in 2010 relating to the collection of a 2000 judgment for such expenses that was a lien on real estate owned by the obligor, and $0.5 million of additional wage-related expenses, partially offset by a $2.1 million reduction in deferred executive compensation.

Financing expense of approximately $0.2 million was incurred in the third quarter of 2010 related to closing fees, legal and consulting costs associated with the 2010 Senior Credit Facility entered into on March 1, 2010.

Depreciation and amortization expense of $4.2 million decreased $0.5 million from the prior year primarily due to reduced capital expenditures in prior years.

Income from Operations

Income from operations for the third quarter of 2011 totaled $12.0 million compared to $11.8 million for the third quarter of 2010.  This increase of approximately $0.3 million from the third quarter of 2010 was primarily the result of the following favorable changes in the third quarter of 2011 compared to the third quarter of 2010: an increase in gross profit for the Membership Services segment of $2.7 million, and reduced financing expense of $0.2 million for the third quarter of 2011, that were partially offset by a $2.2 million increase in operating expenses for the third quarter of 2011, and a decrease in gross profit for the Media and Retail segment of $0.3 million and $0.1 million, respectively.

Non-Operating Items

Non-operating expenses of $10.0 million for the third quarter of 2011 increased $0.1 million compared to the third quarter of 2010 due to a $1.4 million increase in interest expense relating to higher interest rates on the Company’s debt, partially offset by a $1.3 million positive change in the loss/gain on derivative instrument related to the interest rate swap agreements.

Income before Income Tax

Income before income tax for the third quarter of 2011 was $2.0 million, compared to $1.8 million for the third quarter of 2010.  This $0.2 million favorable change was attributable to the $0.3 million increase in income from operations in the third quarter of 2011 only partially offset by the increase in non-operating items of approximately $0.1 million mentioned above.

Income Tax Expense

The Company recorded income tax expense of $43,000 for the third quarter of 2011, compared to $57,000 income tax expense for the third quarter of 2010.

Net Income

Net income in the third quarter of 2011 was $2.0 million compared to $1.8 million for the same period in 2010 mainly due to the reasons discussed above.

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

Membership services segment profit of $14.3 million for the third quarter of 2011 increased $2.9 million, or 25.9%, from the comparable period in 2010.  This increase was attributable to a $1.4 million increase in emergency road service segment profit, $0.9 of license fees paid by FreedomRoads and a $0.6 million increase in segment profit from the extended vehicle warranty programs.

Media segment loss of $0.4 million for the third quarter of 2011 was reduced by $0.1 million, or 21.8%, from a $0.5 million loss in the third quarter of 2010 due to increased segment profit of $0.3 million in the consumer shows group partially offset by decreased segment profit in the RV publication group of $0.2 million.

Retail segment profit of $3.2 million for the third quarter of 2011 decreased $2.7 million, or 46.0%, from the comparable period in 2010.  This decrease resulted from a $3.3 million increase in selling, general and administrative expenses, partially offset by a $0.4 million reduction in depreciation and amortization expense, a $0.1 million increase in gross profit, and a $0.1 million decrease in interest expense.

Nine Months Ended September 30, 2011

Compared With Nine Months Ended September 30, 2010

Revenues

Revenues of $362.3 million for the first nine months of 2011 increased by $0.6 million, or 0.2%, from the comparable period in 2010.

Membership Services revenues of $113.5 million for the first nine months of 2011 decreased $0.3 million, or 0.3%, from the comparable period in 2010.  This revenue decrease was largely attributable to a $3.1 million decrease in vehicle insurance program revenue primarily from the $2.5 million fee received in the first nine months of 2010 as a result of waiving our right of first refusal regarding the sale of the third party provider of vehicle insurance, a $1.1 million reduction in membership services revenue primarily attributable to a membership reduction in the Good Sam Club, Coast Club and Golf Card Club, a $1.0 million reduction in dealer program marketing revenue, a $0.3 million reduction in emergency road service revenue and a $0.3 million reduction in member events revenue, partially offset by a $2.8 million increase in license fees received from FreedomRoads, and a $2.7 million increase in extended vehicle warranty program revenue, resulting from an increase in the average price per contract.

Media revenues of $30.0 million for the first nine months of 2011 remained unchanged from the comparable period in 2010.  Revenue increases from corporate sponsorships, and increased book and annual directory sales were offset by the sale of three publications in the first six months of 2011 and two fewer issues published in the motorcycle group.

Retail revenues of $218.8 million for the first nine months of 2011 increased $0.9 million, or 0.4%, from the comparable period in 2010.  Store merchandise sales decreased $4.1 million from the first nine months of 2010 due to a same store sales decrease of $4.8 million, or 2.9%, compared to a 1.5% increase in same store sales for the first nine months of 2010, and decreased revenue from discontinued stores of $1.3 million were partially offset by a $2.0 million increase due to the opening of four new stores over the last twenty-one months.  Two stores were closed in the last twenty-one months in order to reduce fixed operating costs and to consolidate operations within the respective trade areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order and internet sales increased $4.3 million, and supplies and other revenues increased $0.7 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $217.3 million for the first nine months of 2011, a decrease of $1.8 million, or 0.8%, from the comparable period in 2010.

Membership Services costs applicable to revenues of $64.5 million for the first nine months of 2011 decreased $3.2 million, or 4.8%, from the comparable period in 2010.  This decrease consisted of a $3.7 million decrease in emergency road service costs primarily due to lower average claims costs, a $0.9 million reduction relating to reduced dealer program marketing, a $0.5 million decrease in overhead costs, and a $0.2 million reduction in other ancillary product costs, partially offset by a $1.3 million increase in extended vehicle warranty program costs relating to increased revenue from those programs, $0.4 million of severance expense, and a $0.4 million increase in membership services costs relating to increased selling and fulfillment in the President’s Club.

Media costs applicable to revenues of $24.2 million for the first nine months of 2011 increased $0.8 million, or 3.2%, from the comparable period in 2010 primarily due to $0.7 million of incremental promotional costs associated with the book division, $0.4 million of severance costs primarily associated with the sale of various publications, and $0.3 million of incremental annual directory costs, partially offset by a $0.6 million reduction in publication costs, resulting from the sale of various publications in the second quarter.

Retail costs applicable to revenues increased $0.6 million, or 0.5%, to $128.6 million for the first nine months of 2011.  The retail gross profit margin of 41.2% for the first nine months of 2011 decreased from 41.3% for the comparable period in 2010 primarily due to merchandise markdowns.

Operating Expenses

Selling, general and administrative expenses of $97.5 million for the first nine months of 2011 decreased $0.1 million compared to the first nine months of 2010.  This decrease was primarily due to a $3.9 million reduction in deferred executive compensation, a $0.3 million decrease in other general and administrative expenses, partially offset by a $1.9 million increase in retail selling, general and administrative expenses, primarily related to increased advertising and other selling expenses, $1.3 million of incremental wage-related expense in the first nine months of 2011, consisting of $0.9 million of severance and a $0.4 million increase in other wage-related expense, and a $1.0 million reimbursement of legal expenses in 2010 relating to the collection of a 2000 judgment for such expenses that was a lien on real estate owned by the obligor.

Financing expense of $7.6 million was incurred in the first nine months of 2010 related to closing fees, legal and consulting costs associated with the 2010 Senior Credit Facility entered into on March 1, 2010.

Depreciation and amortization expense of $12.4 million decreased $1.7 million from the prior year primarily due to reduced capital expenditures in prior years, and completed amortization of membership software and amortization of finance costs associated with the 2010 Senior Credit Facility entered into on March 1, 2010.

Income from Operations

Income from operations for the first nine months of 2011 totaled $35.1 million compared to $23.3 million for the first nine months of 2010.  This change of $11.9 million from the first nine months of 2010 was primarily the result of the following favorable changes in the first nine months of 2011 compared to the first nine months of 2010: reduced financing expense of $7.6 million for the first nine months of 2011, a $1.9 million reduction in operating expenses for the first nine months of 2011,and increases in gross profit for the Membership Services and Retail segments of $2.9 million and $0.3 million, respectively, for the first nine months of 2011, that were only partially offset by an $0.8 million decrease in gross profit for the Media segment.

Non-Operating Items

Non-operating expenses of approximately $30.4 million for the first nine months of 2011 increased approximately $1.1 million compared to the first nine months of 2010 due to a $5.0 million increase in interest expense relating to higher interest rates on the Company’s debt, partially offset by a $3.4 million positive change in the loss/gain on derivative instrument related to the interest rate swap agreements and a $0.5 million gain on sale of publications in the first nine months of 2011.

Income (loss) before Income Tax

Income before income tax for the first nine months of 2011 was $4.7 million, compared to a loss of $6.0 million for the first nine months of 2010.  This favorable change of $10.7 million favorable change was attributable to the $11.9 million increase in income from operations in the first nine months of 2011 partially offset by an increase in non-operating items of approximately $1.1 million, mentioned above.

Income Tax Expense

The Company recorded income tax expense of $0.2 million for the first nine months of 2011, compared to $0.3 million income tax expense for the first nine months of 2010.

Net Income (loss)

Net income in the first nine months of 2011 was $4.6 million compared to a net loss of $6.2 million for the same period in 2010 mainly due to the reasons discussed above.

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

Membership services segment profit of $43.4 million for the first nine months of 2011 increased $3.0 million, or 7.5%, from the comparable period in 2010.  This increase was largely attributable to a $2.8 million quarterly license fee received from FreedomRoads, a $2.8 million increase in segment profit from emergency road services programs, and a $1.4 million increase in segment profit from the extended vehicle warranty programs, partially offset by a $3.0 million reduction in vehicle insurance program profit primarily relating to the $2.5 million fee received in the first nine months of 2010 as a result of waiving our right of first refusal regarding the sale of the third party partner, a $0.5 million profit reduction in the Good Sam Club relating to reduced membership and increase marketing expense, and a $0.5 million profit reduction in the Coast and Golf Card Clubs, relating to reduced membership.

Media segment profit of $0.8 million for the first nine months of 2011 increased $0.3 million, or 69.5%, from the comparable period in 2010 due to increased segment profit from the consumer shows group of $0.7 million, and increased profit from the outdoor power sport magazine group of $0.4 million primarily due to the $0.7 million gain on sale of assets in the first six months of 2011, partially offset by $0.4 million of additional promotional costs in the books division and $0.4 million of reduced segment profit in the RV magazine group primarily due to increased pages per issue.

Retail segment profit of $5.4 million for the first nine months of 2011 decreased $0.4 million, or 7.3%, from the comparable period in 2010.  This decrease resulted from a $1.9 million increase in selling, general and administrative expenses, partially offset by a $0.3 million increase in gross profit, a $0.4 million reduction in financing expense and a $0.8 million reduction in depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit of $5.6 million as of September 30, 2011 and working capital of $10.6 million as of December 31, 2010, respectively.  The primary reason for the low levels of working capital is the deferred revenue and gains reported under current liabilities of $64.5 million and $56.6 million as of September 30, 2011 and December 31, 2010, respectively.  Deferred revenue is primarily comprised of cash collected for club memberships in advance of services to be provided which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

During the third quarter ended September 30, 2011, the Company made distributions in the aggregate of approximately $5.5 million to our parent, AGHI, of which approximately $2.5 million was a permitted restricted payment under the Company’s Senior Secured Indenture and the balance was a permitted tax distribution.

Contractual Obligations and Commercial Commitments

The following table summarizes our commitments to make long-term debt, lease, deferred compensation and letter of credit payments at September 30, 2011.  This table includes principal and future interest due under our debt agreements based on interest rates as of September 30, 2011 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	2011	2012 and 2013	2014 and 2015	Thereafter

Debt and future interest	$530,683	$20,527	$100,827	$88,828	$320,501
Operating lease obligations	209,990	5,882	42,473	37,279	124,356
Deferred compensation	2,310	—	2,050	260	—
Standby letters of credit	6,891	—	6,891	—	—
Grand total	$749,874	$26,409	$152,241	$126,367	$444,857

11.50% Senior Secured Notes due 2016

On November 30, 2010, the Company issued $333.0 million of 11.5% senior secured notes due 2016 (the “Senior Secured Notes”) at an original issue discount of 2.1%.  Interest on the Senior Secured Notes is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of our outstanding 9% senior subordinated notes due 2012 (the “AGI Senior Notes”) in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under our then senior secured credit facility (the “2010 Senior Credit Facility”) in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to our direct parent, AGHI, to enable AGHI, together with other funds contributed to the AGHI, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of September 30, 2011, an aggregate of $333.0 million of Senior Secured Notes remain outstanding.

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

CW Credit Facility

On March 1, 2010, our wholly-owned subsidiary, Camping World, Inc. (“Camping World”) entered into the CW Credit Facility providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility initially matured on the earlier of March 1, 2013, 60 days prior to the date of maturity of the 2010 Senior Credit Facility, or 120 days prior to the earlier date of maturity of the AGI Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floated at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  On December 30, 2010, the CW Credit Facility was amended to extend the maturity to September 1, 2014, to decrease the interest rate margin to 2.75%, to remove the 1% LIBOR floor, to increase the revolving loan commitment amount from $12.0 million to $20.0 million, with a $5.0 million sublimit for letters of credit, and to decrease the letters of credit commitment from $10.0 million to $5.0 million.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  As of September 30, 2011, $0 million of CW Credit Facility remains outstanding and $6.9 million of letters of credit were issued.

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

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  We were in compliance with all debt covenants at September 30, 2011.

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

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.253% at September 30, 2011 based upon the July 31, 2011 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The fair value of the swap was zero at inception.  The Company entered into the interest rate swap to limit the effect of increases on our floating rate debt.  The interest rate swap is designated as a cash flow hedge of the variable rate interest payments due on $100.0 million of the term loans issued June 24, 2003 under the 2003 Senior Credit Facility, and accordingly, gains and losses on the fair value of the interest rate swap agreement are reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreement expires on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008, with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.253% at September 30, 2011 based upon the July 31, 2011 reset date) and make periodic payments at a fixed rate of 3.43%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap contracts is included in Accrued Liabilities and Other Long-Term Liabilities, and totaled $4.7 million and $0.4 million as of September 30, 2011, and $4.2 million and $3.5 million as of December 31, 2010, respectively.

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

Other Contractual Obligations and Commercial Commitments

For the nine months ended September 30, 2011, the Company did not incur deferred executive compensation expense under the phantom stock agreements, and made $0.8 million of payments to terminated employees under the terms of the vested phantom stock agreements.  The Company does not expect to pay any additional phantom stock payments in fiscal 2011.

Capital expenditures for the nine months ended September 30, 2011 totaling $3.5 million increased $0.4 million from the first nine months of 2010 primarily due to a point-of sale system replacement, telecommunications, computer hardware upgrades and retail warehouse scan guns.  Additional capital expenditures of $1.4 million, including $1.0 million funded through a capital contribution and $0.2 million funded through asset sales during 2011, are anticipated for the balance of 2011 primarily for leasehold improvements and a point-of-sale system replacement.

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

Interest Rate Sensitivity Analysis

At September 30, 2011, the total debt of the Company was $326.7 million, net of $6.3 million of unamortized original issue discount, consisting entirely of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have a $0 impact because this debt is at a fixed interest rate.

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

ITEM 4: CONTROLS AND PROCEDURES

Managements’ Report on Internal Control over Financial Reporting

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15e under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the President and Chief Executive Officer along with the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  Management determined that, as of September 30, 2011, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOD SAM ENTERPRISES, LLC
(fka Affinity Group, LLC)

/s/ James M. DeBruzzi
Date: November 10, 2011	James M. DeBruzzi
Executive Vice President and
Chief Financial Officer