Form 10-K
period 2011-12-31
GOOD SAM ENTERPRISES, LLC
filed 2012-03-16
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number     000-22852

GOOD SAM ENTERPRISES, LLC

(formerly Affinity Group, LLC)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Parkway Drive, Suite 270	(847) 229-6720
Lincolnshire, IL 60069	(Registrant’s telephone
(Address of principal executive offices)	number including area code.)

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

YES                NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	March 16, 2012
Membership Units, $.001 par value	2,000

PART I

ITEM 1: BUSINESS

General

Except where the context indicates otherwise, the term “Company,” or “GSE” means Good Sam Enterprises, LLC and its predecessors, and subsidiaries.  On March 2, 2011, Affinity Group, Inc. converted the form of its organization from a corporation to a limited liability company called Affinity Group, LLC.  On May 2, 2011, Affinity Group, LLC changed its name to Good Sam Enterprises, LLC by filing a Certificate of Amendment to its Certificate of Organization with the Secretary of State of Delaware.

We are a wholly-owned subsidiary of Affinity Group Holding, LLC, (“AGHI”), a privately-owned corporation.  We are a leading direct marketer, specialty retailer and publisher targeting North American recreational vehicle (“RV”) owners and outdoor enthusiasts. Our core audience is the estimated 30 million RV enthusiasts in North America and the approximately nine million households in North America that own at least one RV.  Our unique business model is based on “affinity marketing,” in which our membership club members and retail customers form a receptive audience to which we sell products, services, merchandise and publications targeted to their specific recreational interests.  Through our long operating history dating back approximately 75 years, we have built a rich database of approximately nine million RV enthusiasts who have purchased our products or services, subscribed to our publications or have otherwise indicated an interest in the RV lifestyle.

We operate through three complementary business segments that together provide the most comprehensive product and service suite to the RV and outdoor enthusiast market:

•     Membership Services:

•     Membership Clubs:  Our membership clubs represent approximately 9% of revenues. We operate primarily four membership clubs totaling approximately 1.7 million club members, including the two largest clubs in the RV market - Good Sam Club and President’s Club. These clubs represent some of the most recognizable brands within the RV community and offer a wide variety of discounts and benefits, the average estimated value of which significantly exceeds the cost of membership. These clubs were combined effective January 1, 2012 under the name Good Sam Club, providing greater member benefits, less brand confusion and lower renewal cost.  After combination of the two clubs, total members are approximately 1.3 million. Our membership clubs have experienced an average five year renewal rate of approximately 64%.

•     Ventures:  Our membership services segment includes ventures with third party providers which represent approximately 21% of revenues. Our club members, retail customers and publication subscribers form a receptive audience for us to offer our safety, finance and security products and services that enhance the RV experience, including (i) emergency road services (“ERS”), (ii) property and casualty insurance programs, (iii) mechanical breakdown insurance through our extended service plans (“ESP”), (iv) vehicle financing, (v) credit cards and (vi) emergency assistance services. We have limited liability exposure, as the majority of our products and services are provided by third parties who pay us a marketing fee. Our products and services generate significant value, with an average renewal rate of 83% over the last five years. Through our long operating history dating back approximately 75 years, we have built a rich database of approximately nine million RV enthusiasts who have purchased our products or services, subscribed to our publications or have otherwise indicated an interest in the RV lifestyle.

•     Media:

Our media segment represents approximately 11% of revenues. Through our publications and consumer events, the media segment helps create awareness of our brand in the RV community, attracts RV enthusiasts and owners and builds our customer database. We publish and distribute 27 specialty publications for select markets in the recreation and leisure industry, including general circulation periodicals, club magazines, campground directories, and RV industry trade magazines, with aggregate circulation of approximately 4.0 million and approximately 650,000 paid subscribers. In addition, we operate over 50 websites, primarily as companion sites to print publications that offer more detailed reference information. We believe that the targeted audience of each of our publications is an important factor in attracting advertisers, which include manufacturers of RVs and RV-related products, campground operators and large national RV dealerships as well as manufacturers of power sports vehicles and accessories. We also operate 29 consumer outdoor recreation shows at 23 venues in 19 cities, which are primarily RV, boat and sport shows. The total audience of RV, boating, powersports and outdoor recreation enthusiasts who attend our shows exceeds 250,000 annually.

•     Retail:

Our retail segment, Camping World, represents approximately 59% of revenues. With a nationwide footprint of 82 Camping World retail and service stores in 32 states, we are the only national retailer of aftermarket parts and accessories and the largest national provider of repair and maintenance services exclusively serving the North American RV industry. We believe that Camping World’s leading position in the RV accessory industry results from a high level of brand recognition, an effective triple channel distribution strategy (stores, catalogs and online) that allows us to reach our customers at home or on the road and a commitment to offer a broad selection of specialized RV products and services combined with technical assistance and on-site installation.

Industry Overview

We believe that both the size of the installed base of RVs and RV usage are the most important factors affecting the demand for our membership clubs, merchandise, products, services and publications. Our core audience is the roughly 30 million RV enthusiasts in North America and the approximately nine million installed base of RVs (defined as the total number of RVs currently in operation in the United States), as estimated by the Recreation Vehicle Industry Association (“RVIA”).  According to the National Survey of the RV Consumer published by the University of Michigan in 2011 (the “RV Survey”), during the past forty years, the average yearly sales of traditional RVs was just over 280,000 units.  Additionally, the total number of households owning RVs was approximately 6.9 million in 2001, 7.9 million in 2005 and 8.9 million for 2011.

Another factor attributed by the RVIA to an increase in the installed base of RVs is the positive demographic trend that indicates RV ownership increases with age. According to the RV Survey, the median age of RV owners was 48 in 2011, with ownership rates reaching its highest percentage level among those 45 to 54 years old, or 11.4%.  The Survey revealed that high RV ownership rates now extend across a 40-year span from age 35 to 75.  In addition, we believe the aging of the baby boomers will grow the pool of potential RV enthusiasts and owners.  Furthermore, according to the U.S. Census Bureau, the over-45 population in the United States is expected to grow from approximately 127 million in 2010 to approximately 167 million in 2030, which we believe should have a positive impact on RV ownership and usage. According to the RV Study, RV ownership is also concentrated in the western United States, an area in which the population growth rate continues to be greater than the national average. The RV Survey also indicates that RV ownership is associated with higher than average annual household income, which among RV owners was approximately $75,000 per annum in 2011 as compared to the national average of $67,530 per annum in 2010.

Furthermore, despite fuel price increases, RV trips remain the least expensive type of vacation according to a study entitled “Family Vacation Cost Comparison” conducted by PKF Consulting in 2008 (the “PKF Study”). The PKF Study also noted that an RV vacation is typically 27% to 61% less costly than other comparable types of vacations studied. While fuel costs are a component of overall vacation costs, the PKF Study determined that fluctuations in fuel prices should not be a significant factor affecting a family’s decision to take RV trips.

Our Competitive Strengths

We believe that our key competitive strengths are as follows:

Attractive Industry Demographics and Stable Installed Base.  Favorable demographic trends indicate that RV ownership should increase during the next several years. According to the RV Survey, overall RV ownership rates have historically been highest in the 45-64 age bracket, representing 22.5% of RV ownership. Also, the RV Survey stated that RV owning households reached 8.9 million in 2011. We believe the aging of the baby boomers is projected to generate growth in the pool of potential RV consumers, with the over age 45 population in the U.S. expected to grow from approximately 127 million in 2010 to approximately 167 million in 2030. In addition, RV owners have household incomes that generally exceed the national average. We believe that these demographics are attractive for advertisers and third-party providers of our products and services.

Substantial Barriers to Entry.  We believe we hold a dominant market position within the RV industry due to our existing database of approximately nine million RV enthusiasts and the penetration of our products and service offerings to this customer segment. We believe it would be prohibitively expensive to replicate the size and quality of information contained in our database. Through our marketing channels, we are able to collect valuable data on RV owners and enthusiasts and based on such data, we offer valuable products and services to a targeted audience that we believe will be highly likely to purchase our offerings. By offering products and services to a targeted audience we are able to lower our overall marketing costs, improve our profitability and reduce the price offered to consumers, which improves our value proposition relative to our competitors. Within our membership club segment, Good Sam Club, which was founded in 1966, and President’s Club, founded in 1985, are the largest RV membership clubs in North America. Within our retail segment, Camping World, which has grown to 82 retail stores since inception, is the largest and only national specialty retailer of merchandise accessories and services for RV owners and camping enthusiasts. Through publications and events, we are able to continually create awareness of our brands in the RV community and attract RV owners and enthusiasts.

Nationwide Footprint.  Within our retail segment, Camping World is the largest and only national specialty retailer of merchandise accessories and services for RV owners and outdoor enthusiasts, with 82 retail stores in 32 states. In 2003, we began a strategy of expanding our footprint in order to more effectively serve our customers whether they are at home or on the road. We opened a total of 59 stores since that time, targeting high traffic, convenient sites located adjacent to major interstates, where customers live, or near major RV destinations.

Comprehensive Product and Service Offerings Allow Us to Deliver Substantial Value to Our Members.  We believe our comprehensive suite of product and service offerings relative to our competition is a meaningful advantage that provides us greater leverage to negotiate benefits and discounts with third-party service providers for our members. The savings that are provided to our members as a result of these benefits and discounts have outweighed increases in membership dues. Our approximately 1.7 million club members and the approximately nine million consumers in our proprietary database serve as a unique, receptive audience for direct marketing, which we believe significantly lowers customer acquisition costs relative to our competitors and facilitates cost-effective cross-selling. We believe our leading position within the retail market allows us to leverage our buying power, enabling us to purchase our inventory at what we believe are competitive prices. Our retail pricing strategy is to pass along our low merchandise costs to our customers.

Stable Recurring Cash Flow.  Approximately 76% of our operating income, net of non-recurring, non-cash charges, is generated through our non-retail based businesses, which historically has provided a recurring income stream through a core base of loyal customers. Our four primary membership clubs have an average five year renewal rate of approximately 64%, which we believe compares favorably to other subscription-based businesses. Similarly, our membership-based products and services have historically also experienced high renewal rates, averaging approximately 83% over the past five years for our largest product and service offerings, ERS, RV insurance and extended service plans.

Significant Operating Leverage.  We have implemented a successful strategy to manage operations through the recent economic cycle. Our disciplined cost saving initiatives have included work force, payroll and employee benefit reductions, office consolidations, right sizing magazine titles, and procurement, marketing and selling expense savings, creating significant operating leverage and improving our cost position.

Experienced and Successful Management Team.  With an average of thirteen years with our Company and an average of nineteen years in the industry, our executive management team has a proven track record in direct marketing, retail and media in the RV industry. In addition to the recent successful implementation of cost saving initiatives, the team has developed substantial experience in increasing our target customer base, using strategic alliances to bolster product offerings that create value for our customers and increasing cross-selling opportunities for our high margin product offerings.

Our Business Strategy

Maximize Customer Retention with Value-Added Product Offerings.  A key aspect of our strategy is to develop strong membership loyalty by providing an attractive value proposition for club members and offering add-on products specifically targeted to meet their needs as reflected by our strong customer renewal rates. Each of our four primary membership clubs provides our customers with tangible savings which substantially exceed the membership fee. On average, club members benefit by saving over four times the cost of their annual membership dues as a result of being able to purchase products and services at discounts made available through our clubs. We believe that the participation levels and renewal rates of club members reflect the benefits derived from their membership. To continue to improve customer renewal rates, we regularly evaluate member satisfaction and actively respond to changing member preferences through the enhancement or introduction of new membership benefits including products and services.

Cross-Sell Products and Services to Existing Customers.  We proactively cross-sell our products and services across our customer base. For example, one of our core strategies is to offer our safety, finance and security products and services to our Good Sam Club members. We also use our customer database to cost-efficiently market Camping World products through catalogs and the Internet. At the same time, Camping World stores provide direct customer referrals and sales to our membership clubs, products and services. In addition, we use our publications to communicate with our core customer base and to promote our other business segments to existing club members and magazine readers. Our magazines contain relevant content as well as various forms of advertisements for our membership clubs, products and services.

Continue to Enhance Service Offerings at Camping World.  We recently completed a multi-year capital investment of approximately $31 million in 51 new stores, a distribution center expansion and a systems upgrade, which not only expanded the Company’s nationwide footprint and increased our ability to market products and services, but also enhanced efficiency and lowered distribution costs. We are focused on improving profitability by continuing to shift focus to the higher margin service and repair business while expanding service offerings.

Continue to Enhance Digital Products.  We believe that we have developed the most comprehensive source of RV news and information on vehicles, the industry, trends and campgrounds through our RV.net and related websites. Our digital “companion” websites provide our subscribers with additional relevant information tailored to their interests, while providing us with another profitable advertising channel. We currently operate over 50 websites dedicated to the RV lifestyle including CampingWorld.com, a direct channel business which allows us to reach customers who are on the road or who do not live near a retail store.

Membership Segment

We operate primarily four membership clubs: the Good Sam Club, President’s Club, Coast to Coast Club and Camp Club USA, for RV owners, campers and outdoor vacationers.  In the fourth quarter of 2011, the Company entered into a marketing agreement to transition the operations and members of Camp Club USA to a third party marketing organization.  The marketing agreement transfers the individual memberships to the third party marketing organization upon the end of their current membership period.  The Company will continue to receive a marketing fee upon acquisition and renewal of Camp Club USA members.  Our membership clubs provide a receptive audience to which we market our products and services.  Effective January 1, 2012, the Good Sam Club and the President’s Club were combined to a single club called Good Sam Club.  The combined club has approximately 1.3 million unique members.

The following table sets forth the approximate number of members and annual membership fees as of December 31, 2011, and the approximate average annual renewal rate during the period of 2007 through 2011 for each club:

		Annual	Average
	Members as of	Membership	Annual Renewal
Membership Club	December 31, 2011 (1)	Fee (2)	Rate (3)
Good Sam Club	885,800	$20 - $25	58%
President’s Club	722,200	$15 - $20	71%
Coast to Coast Club	42,200	$90 - $140	65%
Camp Club USA	40,200	$40 - $50	41%

(1)        Includes multi-year and lifetime memberships.

(2)        For a single member, subject to special discounts and promotions.

(3)        Excludes members having lifetime memberships.

In addition to regular annual memberships, we also sell multi-year memberships. We believe that multi-year memberships provide several advantages, including the up-front receipt of dues in cash, reduced membership marketing costs and a stronger member commitment.

Good Sam Club

The Good Sam Club, founded in 1966, is a membership organization for RV owners. The Good Sam Club is the largest RV organization in North America with approximately 885,800 members and over 1,300 local chapters as of December 31, 2011. The average annual renewal rate for Good Sam Club members was approximately 58% during the period 2007 through 2011. We are focused on selling higher margin multi-year memberships which, among other advantages, reduces the cost of renewal membership. The average length of time for participation in the Good Sam Club is almost seven years with most club members purchasing annual memberships.

Membership fees range from $20 to $25, depending on the term and type (acquisition or renewal). The benefits of club membership include: discounts for overnight stays at approximately 1,670 participating RV parks and campgrounds; discounts on the purchase of supplies and accessories for RVs at approximately 158 RV service centers; gas, fuel and food discounts; a free annual subscription to Highways, the club’s regular news magazine; discounts on our other publications; trip routing and mail-forwarding; and access to products and services developed for club members. Based on typical usage patterns, we estimate that Good Sam Club members realize estimated annual savings from discounts of approximately $114.

The Good Sam Club establishes quality standards for RV parks and campgrounds participating in its discount program. Campgrounds and parks participating in the Good Sam Club program benefit from increased occupancy and sales of camping related products. We believe we have established discount programs with a considerable portion of for-profit RV parks and campgrounds that meet our quality standards. We monitor the participating campgrounds and remove substandard facilities from our program to ensure that our brand image and reputation are not harmed.

In 1992, we began selling lifetime memberships for the Good Sam Club. In 2011, the average price for a lifetime membership was $326 with 155,700 lifetime members registered as of December 31, 2011. Based on actuarial tables, we expect the average length of a lifetime membership to be 18 years.

The following table lists the approximate number of club memberships, lifetime club memberships and RV parks and campgrounds at which discounts for members were available as of December 31 for the years 2007 through 2011:

	December 31,
	2011	2010	2009	2008	2007
Good Sam memberships (1)	885,800	866,100	930,000	952,200	1,012,500
Lifetime memberships	155,700	163,200	157,700	150,900	146,400
RV parks and campgrounds offering discounts to Good Sam members	1,670	1,600	1,580	1,520	1,500

(1)        Includes multi-year and lifetime memberships.

President’s Club

The President’s Club program, which was established in 1985, is the discount buyer’s club for Camping World and the second largest RV club in North America (behind only our Good Sam Club). As of December 31, 2011, the President’s Club had 722,200 members. The primary benefit offered to members of the President’s Club is a 10% discount on all retail merchandise at Camping World stores. The President’s Club offers us a cost effective method of acquiring customers who are likely to be receptive to our product and service offerings. We use the significant amount of information gathered when a customer signs up for membership in the President’s Club to tailor product offers to his or her likely needs and interests. Additionally, we believe that the President’s Club, much like a traditional customer loyalty program, serves to bolster sales at our Camping World stores.  Effective January 1, 2012, the Good Sam Club and the President’s Club were combined to a single club called Good Sam Club.

In addition to the 10% discount at Camping World stores, President’s Club members also received RV View, the club magazine, until Highways magazine became the official publication of both the Good Sam Club and the President’s Club in May 2011, and RV View was discontinued.  President’s Club members also receive special mailings, including newsletters and flyers offering selected products and services at special prices.  We are now using the Good Sam brand in the marketing of our products and services to these customers.

President’s Club memberships may initially be obtained for one, two or three years at a cost of $20, $40 or $50, respectively. We estimate that the average President’s Club member realizes annual savings of approximately $34. The average annual renewal rate for members of the President’s Club was 71% during the period from 2007 to 2011.

The following table sets forth the approximate number of President’s Club memberships and Camping World stores as of December 31 for the years 2007 through 2011:

	December 31,
	2011	2010	2009	2008	2007
President’s Club memberships (1)	722,200	745,600	755,300	718,500	738,500
Number of stores	82	79	78	78	77

(1)        Includes multi-year memberships.

Coast to Coast Club

The Coast to Coast Club operates a long-established reciprocal use network of private RV resorts in North America. We offer a series of membership benefits depending upon pricing and program type under the Coast to Coast Club name. Members of the Coast to Coast Club belong to a private RV resort owned and operated by parties unrelated to us. Our club members may use the other resorts in the Coast to Coast Club network on a reservation or space available basis and obtain discounts from other non-private campgrounds. As of December 31, 2011, there were approximately 42,200 members in the Coast to Coast Club which had nationwide access to approximately 218 private RV resorts and a network of 200 public campgrounds that participated in the Coast to Coast Club reciprocal use programs. These private resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins, park models, and condominiums. The private resorts provide an RV site with water, sewer and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities. We have established quality criteria for resorts to join and remain in the Coast to Coast Club networks.

For standard annual renewal dues from $89.95 for a single year membership to $559.80 for a multi-year membership, Coast to Coast Club members receive the following benefits: discounts for overnight stays at participating resorts and campgrounds; an annual subscription to Coast to Coast Magazine; the Coast to Coast Directory, which provides information on the participating resorts; discounts on our other publications; access to discount hotels and travel services; and access to ancillary products and services developed for our club members.

We believe that resorts participating in the Coast to Coast Club networks view access to reciprocating member resorts as an incentive for their customers to join their resort. Because a majority of Coast to Coast Club members own RVs, access to participating resorts throughout North America can be an important complement to local resort membership. Based on typical use patterns, we estimate that Coast to Coast Club members realize estimated annual savings from these discounts of approximately $117.  The average annual renewal rate for members of the Coast to Coast Club after the initial one-year membership (which is generally paid by the member resort not the club member) was approximately 65% during the period 2007 through 2011.

The following table sets forth the approximate number of memberships in the Coast to Coast Club, the approximate number of private resorts participating in the reciprocal use program, and the approximate number of public resorts extending discounts to Coast to Coast Club members as of December 31 for the years 2007 through 2011:

	December 31,
	2011	2010	2009	2008	2007
Coast to Coast Club memberships (1)	42,200	46,400	53,700	60,200	69,600
Participating private resorts	218	231	238	239	241
Participating public resorts	200	190	189	211	210

(1)        Includes multi-year memberships.

Membership Products and Services

Our approximately 1.7 million club members provide a receptive audience to which we market our products and services. We promote products and services which either address special needs arising from the activities of our club members or appeal generally to persons within the demographic of our club members. The two products with the largest enrollment are the ERS and the vehicle insurance programs. Most of our safety, finance and security products and services are provided by third parties who pay us a marketing fee, with the exception of ERS where we assume the risk of incurred claims.

Emergency Road Service (ERS)

We promote various ERS products through our membership clubs, as well as to non-club members. The ERS programs provide towing and roadside assistance for subscribers with annual dues ranging from $69.95 to $139.95. We developed ERS initially for Good Sam Club members in 1984, and, as of December 31, 2011, approximately 31% of Good Sam Club members were enrolled in the Good Sam Club ERS program. We currently market these products through direct mail, advertising in publications, campground directories, space ads, the Internet, telemarketing and direct sales.

The table below sets forth the approximate total enrollment in the various ERS programs as of December 31 for the years 2007 through 2011:

	2011	2010	2009	2008	2007

ERS Enrollment	360,300	352,000	356,200	354,400	388,500

Vehicle Insurance Programs

We offer two vehicle insurance programs that offer cost-effective collision and liability insurance suitable to the demographic characteristics and vehicle usage patterns of our various club members.  The Vehicle Insurance Program (“VIP”) is marketed primarily to the members of Good Sam Club and Coast to Coast Club.  The Motor Vehicle Program (“MVP”) is marketed to President’s Club members.  As of December 31, 2011, approximately 152,900 members participated in the two programs, which represented a 12% and 4% penetration of the Good Sam Club and the President’s Club, respectively. During the period 2007 to 2011, the average renewal rate of members participating in these insurance programs was approximately 91%.  Our marketing fee revenue is based on the amount of written premiums and the insurance provider assumes all claim risks.

The following table sets forth the total number of policies in force as of December 31 for the years 2007 to 2011, and the dollar amount of written premiums paid to insurance providers and the marketing fees generated for such periods:

	2011	2010	2009	2008	2007
Total policies in force	152,900	161,600	168,200	184,100	201,700
Written premiums paid to insurance providers (in millions)	$ 173	$ 187	$ 197	$ 218	$ 243
Marketing fees (in millions)	$ 15	$ 16	$ 17	$ 18	$ 20

Extended Service Plan

Our Extended Service Plan (“ESP”), a private label extended vehicle warranty program for RVs, had total net revenue for 2011 of $40.4 million, increasing 12% over 2010. The program had approximately 49,300 policies in force as of December 31, 2011. Sales of new policies were derived from direct mail marketing, print ads in our magazines, Internet and e-mail solicitations, and promotions in Camping World stores. Policy renewals represented 63% of the total revenue from ESP for 2011.

Other products and services marketed to club members include vehicle financing, credit cards, supplemental health and life insurance, and financial services.  Most of these services are provided to club members by third parties who pay us a marketing fee.

Retail Segment

Stores

Camping World is a national specialty retailer of merchandise and services for RV owners. We currently have 82 Camping World retail locations, which are located in 32 states. These stores accounted for approximately 85% of total revenues from the Retail segment for 2011, and the remaining 15% was derived from catalog and Internet sales.

In the RV accessory industry, we believe that Camping World has a high level of positive brand recognition, an effective triple channel distribution strategy (stores, catalogs, and online), and a commitment to offer a broad selection of specialized RV products and services at competitive prices combined with technical assistance and on-site installation. Camping World’s stores offer approximately 9,200 products, of which we estimate approximately 70% are not regularly available in general merchandise stores. In addition, general merchandise stores do not provide installation or repair services for RV products, which are available at Camping World’s stores. Products sold by Camping World include specialty-sized refrigerators, housewares and other appliances, bedding and furniture, generators and hydraulic leveling systems, awnings, chairs, ladders, cleaning and maintenance products, bicycles, hitch-towing, sanitation products, automotive electronics and lifestyle products. Camping World’s stores are designed to provide one-stop shopping by combining broad product selection, technical assistance and on-site installation and repair services. We strategically locate Camping World stores in areas where many RV owners live, along major Interstates, and/or in proximity to destinations frequented by RV users.

Camping World sources its products from approximately 1,100 vendors. Camping World attends regional, national and international trade shows to determine what products it will offer. The purchasing activities of Camping World are focused on RV parts and accessories, electronics, housewares, hardware, automotive, crafts, clothing, home furnishings, gifts, camping and sporting goods. Camping World uses an automated “plan-o-gram” system to develop and maintain merchandising plans unique to each store and an inventory replenishment system for its operations to improve in stock rates on key items. Camping World believes that the volume of merchandise it purchases from domestic and international suppliers, and its ability to buy direct from manufacturers, enables it to obtain merchandise at costs which compare favorably to local RV dealers and retailers. Camping World does not enter into material long-term contracts or commitments with its vendors.

The retail stores are periodically reset to enhance the customers’ shopping experience as well as to maximize merchandise offerings. New products and services are introduced in order to keep pace with the advances of the RV industry and to address our customers’ needs. Customers take advantage of the state-of-the art performance centers staffed with expert, in-house trained, RV technical consultants and equipped with merchandise demonstrations to assist in educating customers about RV performance products. Finally, store dress, promotional signage and directional signage are periodically refreshed to further enhance our customers’ shopping experience at Camping World’s stores.

Camping World’s stores generally range in size from approximately 10,000 to 64,000 square feet. Approximately 40% of each store is devoted to a retail sales floor, a customer service area, and a technical information counter; 40% is comprised of an installation facility, which contains 4 to 16 drive-through installation bays; and 20% is allocated to office and warehouse space. Large parking areas provide sufficient space to facilitate maneuvering of RVs. Camping World maintains toll-free telephone numbers for customers to schedule installation and repair appointments. All stores are open seven days a week.

Camping World has developed dealer partnerships across North America through which Camping World has established Camping World stores alongside or within existing RV dealerships. This marketing strategy has provided an expanded number of customers with access to the vast array of products and services that we offer and generated traffic for our dealer partners. Camping World has established 60 stores alongside or within RV dealerships. Of the Camping World stores that are located alongside or within RV dealerships, 49 are located within dealerships indirectly owned or operated by FreedomRoads. FreedomRoads is indirectly owned and controlled by Stephen Adams, our Chairman.

Mail Order Operations and Internet

Camping World initiated its catalog operations in 1967. Camping World currently has a proprietary mailing list of approximately 2.5 million RV owners, all of whom have made a purchase or requested a catalog from Camping World within the prior 60 months. Camping World maintains a database of these names, which includes information such as order frequency, size of order, date of most recent order and type of merchandise purchased. Camping World analyzes its database to determine which customers are most likely to order from Camping World’s catalogs. As a result, Camping World is able to target customers for catalog mailings more effectively than direct marketers of catalogs offering general merchandise. Camping World continually expands its proprietary mailing list through in-store subscriptions and requests for catalogs in response to advertisements in regional publications directed at RV owners. In addition, Camping World rents mailing lists of RV owners from third parties.

During 2011, Camping World distributed 5.6 million high-quality, full-color catalogs, 4.8 million of which were mailed in six separate mailings, and the remaining 800,000 catalogs were distributed in stores, at campgrounds and other RV locations, and as package inserts. During the same period, Camping World processed approximately 320,000 catalog orders with an average net order amount of $111, excluding postage and handling charges. Camping World distributed six high-quality, full-color catalogs during 2011; the Master Catalog, plus the Early Spring, May, Summer, Late Summer and Fall catalogs.

Media Segment

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

The following chart sets forth the circulation and frequency of our publications:

	Average Circulation
	for the Year Ended	Number of Issues
	December 31,	Published
Publication	2011	Annually
PAID CIRCULATION MAGAZINES (1)
Camping Life	74,104	8
MotorHome	125,455	12
Powerboat	10,545	6
Rider	135,829	12
SnowGoer	59,948	7
Trailer Boats	25,477	9
Trailer Life	211,136	12
CONTROLLED CIRCULATION- Business (2)
Boating Industry	23,585	11
Campground Management	13,071	12
PowerSports Business	12,070	14
PowerSports Business Dealer Directory	12,100	1
PowerSports Business Market Data Book	12,100	1
RV Business	7,391	6
CONTROLLED CIRCULATION- Consumer (3)
ATV Magazine	132,177	6
FREE DISTRIBUTION (4)
Thunder Press- North	23,230	12
Thunder Press- South	19,610	12
Thunder Press- West	29,909	12
ANNUALS (1)
Trailer Life RV Parks and Campgrounds Directory	158,071	1
Trailer Life’s RV Buyers Guide	60,904	1
Towing Guides	354,505	1
Woodall’s Campground Directory	460,181	1
Woodall’s Tenting Directory	89,649	1
CLUB MAGAZINES (5)
Camp Club USA Directory	51,865	1
Coast to Coast Magazine	54,978	4
Golf Traveler (6)	23,167	1
Highways (7)	1,018,947	7
RV View (7)	775,686	5

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

(7)   Highways magazine became the official publication of both Good Sam Club and President’s Club in May 2011, and RV View was discontinued.

Paid Circulation Magazines

Camping Life appeals to family-style campers and other outdoor enthusiasts with articles about destinations, products and activities to enhance their outdoor lifestyles.

MotorHome is a monthly periodical for owners and prospective buyers of motorhomes which has been published since 1968 and features articles on subjects such as product tests, travel and tourist attractions.

Powerboat is a leading performance boating magazine which was founded in 1968 and acquired by us in 2005.  This magazine focuses on performance boats, engines, as well as race coverage. The magazine is well known for its “Performance Trials,” regarded as one of the industry’s most comprehensive and authoritative testing programs while boasting some of the marine industry’s finest photography and writing.  Powerboat was sold May, 2011.

Rider is a monthly magazine for motorcycle touring enthusiasts and has been published since 1974.  Each issue focuses on motorcycles, personalities, technical subjects, travel notes and other features of interest to this recreational affinity group.

SnowGoer is designed for highly active snowmobiling participants and provides detailed equipment and product critiques, and maintenance tips.

Trailer Boats magazine, the country’s only trailer boating magazine, is dedicated to the hard-core enthusiast of trailerable boats, marine propulsion, accessory installations and use, maintenance and repair, tow vehicles, boat trailering, seamanship, water sports and cruising.  Trailer Boats was sold in May, 2011.

Trailer Life, initially published in 1941, is the leading consumer magazine for the RV industry, featuring articles on subjects including product tests, travel and tourist attractions.

Controlled Circulation Magazines- Business

Boating Industry is the leading source of news and information for dealers, manufacturers, aftermarket vendors and other professionals in the marine industries through its magazine and daily web site.

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

RV Business is the leading trade magazine covering industry news and trends for RV dealers, manufacturers, suppliers, associations and others.  RV Business was sold March, 2011.

Controlled Circulation Magazines- Consumer

ATV Magazine’s first issue was published in October 1995.  The publication is designed to reach large numbers of active ATV owners with comprehensive product information during the peak periods when equipment is purchased.  ATV Magazine was sold in October, 2011.

Free Distribution Publications

Thunder Press newspapers are published monthly in three separate editions to reach the country’s motorcycling public and are available primarily through motorcycle dealers.  This tell-it-like-it-is magazine is designed for the ultra-active motorcycle enthusiast who feels passionate about the lifestyle.

Annual Publications

Trailer Life RV Parks and Campgrounds Directory, initially published in 1972, is an annually updated directory which provides comprehensive information on approximately 12,000 public and private campgrounds, approximately 1,000 RV service centers, and approximately 1,000 tourist attractions in North America.  It is the official directory of the Good Sam Club and is the premier source to find all the Good Sam discount locations.  This directory is sold primarily to Good Sam Club members and RV enthusiasts via direct mail, e-commerce, at RV dealerships, RV Parks and in bookstores.

Trailer Life’s RV Buyers Guide, issued annually, features more than 400 listings with photos, floorplans and specifications on new RVs including travel trailers, fifth-wheel trailers, folding camping trailers, motorhomes and truck campers.  The publication is sold at newsstands and by mail order from magazine advertisements.

The Towing Guides are booklets dedicated to meeting the needs of all camping and boating enthusiasts that are towing a trailer.  These booklets serve as a step-by-step tutorial for newcomers and a refresher course for trailer-towing veterans to ensure that maximum enjoyment of their trailer by making informed decisions.

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

Club or Trade Magazines and Books

Each of our membership clubs has its own publication which provides information on club activities and events, feature stories and other articles.  We publish Highways for the Good Sam Club, Coast to Coast Magazine for the Coast to Coast Club, The Golf Traveler for the Golf Card Club, the Camp Club USA Directory for Camp Club USA members, and RV View for the President’s Club.  We also periodically publish books targeted to our club membership which address the RV lifestyle.

Consumer Shows

We also operate 29 consumer outdoor recreation shows at 23 venues in 19 cities, which are primarily RV, boat and sport shows. These shows provide us with the opportunity to reach new customers and interact with them on a face-to-face basis.  Revenues are recognized primarily from the sale of exhibitor booth space and admission fees.  The total audience of RV, boating, powersports and outdoor recreation enthusiasts who attend these shows exceeds 250,000 annually.

Guest Services Campground Guides

We produced local campground guides distributed free of charge to campgrounds across the U.S., with limited distribution in Canada.  These guides include paid advertisements for local attractions, restaurants and services and also include a site map of the campground.  The guest services campground guides were sold in June, 2011.

Marketing

We market our club memberships and related products and services through direct mail, e-mail, inserts, ride-alongs, space advertisements, promotional events, point of sale, member-get-a-member campaigns, and telemarketing. Direct response marketing efforts account for approximately 48% of new enrollments with the remaining 52% derived from other sources. We use a variety of commercially available mailing lists of RV owners along with our proprietary database in our direct mail efforts. Currently, the most widely used list databases are provided by three commercial list compilers, and direct response lists are prepared from RV industry participants, RV consumer surveys, and proprietary in-house lists.

Our publications segment solicits advertisements through an internal sales force and by paying commissions to advertising agencies and independent contractors who place advertisements. We believe that the targeted audience for each of our publications is an important factor in attracting advertisers, which include manufacturers of RVs and RV-related products, campground operators and large national RV dealerships as well as manufacturers of powersports vehicles and accessories. Many advertisers are repeat customers with whom we have long-standing relationships.

We market our retail products through mail order catalogs, direct mail retail flyers, advertisements in national and regional industry publications, vendor co-op advertising programs, promotional events, the President’s Club direct mailings and personal solicitations and referrals. Camping World’s principal marketing strategy is to capitalize on its broad name recognition among RV owners.

The Internet is proving to be a significant, low-cost source for new club members, subscriptions and other ancillary product sales. We maintain over 50 websites, which are accessible through http://www.rv.net, and are experiencing significant growth. Online sales increased 22.7% to $51.7 million for 2011 compared to 2010.

Operations

Our customer service operations are located in Denver, Colorado and Bowling Green, Kentucky. The primary focus of these groups is to improve our customers’ experience with our products and services and to maintain customer satisfaction with our company. On average, these member service operations process approximately 4,400 telephone calls daily. Approximately 41% of the calls into these centers originate from our catalog mailings or relate to membership acquisition and membership renewals. Customers can contact our customer service operations using toll-free numbers that we provide in our mailings.

Camping World’s catalog and Internet operations, located at its headquarters in Bowling Green, Kentucky, are supported by the customer contact center in the same location. Orders are usually processed and shipped within 24 hours of receipt.

Fulfillment operations involve the processing of orders and checks principally received by mail. Certain fulfillment operations are performed by third parties. Our publications operations develop the layout for publications and outsource printing to third parties.

Information Support Services

We utilize integrated computer systems to support our membership club and publishing operations. A database containing all customer activity across our various businesses and programs has been integrated into our websites and call centers. Comprehensive information on each member, including a profile of the purchasing activities of members, is available to customer service representatives when responding to member requests and when marketing our products and services. We employ publishing software for publication makeup and content and for advertising to support our publications operations. A wide-area network facilitates communication within and between our offices. We also utilize information technology, including list segmentation and merge and purge programs, to select prospects for direct mail solicitations and other direct marketing efforts.

Camping World’s management information systems and electronic data processing systems consist of an extensive range of retail, mail order, financial and merchandising systems, including purchasing, inventory distribution and logistics, sales reporting, accounts payable and merchandise management. Camping World’s management information system includes point-of-sale registers that are equipped with bar code readers in each store. These registers are polled nightly by a central computer. With this point-of-sale information and the information from Camping World’s on-line distribution centers, Camping World compiles comprehensive data, including detailed sales volume and inventory information by product, merchandise transfers and receipts, special orders, supply orders and returns of product purchases to vendors. In conjunction with its nightly polling, Camping World’s central computer sends price changes to registers at the point of sale. The registers capture President’s Club member numbers and associated sales and references to specific promotional campaigns. Management monitors the performance of each store and mail order operation to evaluate inventory levels, determine markdowns and analyze gross profit margins by product.

Regulation

Our operations are subject to varying degrees of federal, state and local regulation. Specifically, our outbound telemarketing, direct mail, and ERS, as well as certain safety, finance and security products and services provided by third parties, including insurance, RV financing, and extended warranty programs, are currently subject to certain regulation, and may be subject to increased regulation in the future. We do not believe that such federal, state and local regulations currently have a material impact on our operations. However, new regulatory efforts impacting our operations may be proposed from time to time at the federal, state and local level. There can be no assurance that such regulatory efforts will not have a material adverse effect on our ability to operate our businesses or on our results of operations.

Competition

We face strong competition in all of our business segments.  Our competitors vary in size and the breath of their product offerings.  Many of our competitors have a larger of number of financial, distribution, marketing and other resources, and some of them have greater market presence and name recognition.  We compete directly or indirectly with the following types of companies:

•                  other specialty retailers that compete with us across a significant portion of our merchandising categories through retail store or direct businesses, such as individual RV dealerships, RV Supply Warehouse and JC Whitney;

•                  mass merchandisers, warehouse clubs, discount stores and department stores, such as Wal-Mart;

•                  direct marketer competitors through all media, including the Internet; and

•                  major national insurance companies and providers of roadside assistance such as AAA.

By offering significant membership benefits at a reasonable cost and actively marketing to club members, we believe that we have been able to maintain a loyal following for our membership organizations as evidenced by the renewal rates of our membership clubs. We also believe that we are able to use the large volume of purchases by our club members to secure attractive pricing for the products and services marketed by us, which also helps to maintain our loyal customer base.

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

Employees

As of December 31, 2011, we had 1,477 full-time and 73 part-time or seasonal employees, consisting of 11 executives, 1,095 employees in retail operations, 297 employees in administrative and club operations, 98 employees in publishing and advertising sales, 6 employees in resort services and 43 employees in marketing. No employees are covered by a collective bargaining agreement. We believe that our employee relations are good.

ITEM 1A:  RISK FACTORS

The risks described below are not the only risks we face.  Any of the following risks could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business operations.

Risks Related to Our Business

We depend on our ability to attract and retain active members in our membership clubs.

Our future success depends in large part upon continued demand for our membership club programs by consumers. Any number of factors could affect the frequency with which consumers participate in our programs or whether they enroll in a membership club at all. These factors include (1) consumer preferences, (2) the frequency with which members participate in club activities, (3) general economic conditions, (4) weather conditions, (5) the availability of alternative discount programs in the region in which consumers live and work, (6) significant increases in gasoline prices, and (7) the disposable income of consumers available for discretionary expenditures. Any significant decline in usage of our club programs or increase in program cancellations, without a corresponding increase in new member enrollments, could have a material adverse effect on our business.

We depend on our relationships with third party providers of products and services and a disruption of these relationships or of these providers’ operations could have an adverse effect on our business and results of operations.

Our business depends in part on developing and maintaining productive relationships with third party providers of products and services that we market to our customers. Many factors outside our control may harm these relationships. For example, financial difficulties that some of our providers may face adversely affect our marketing program with them and could result in their inability to service, manufacture or deliver products to us in a timely manner. Camping World sources its products from approximately 1,100 domestic and international vendors. If any of our key vendors or manufacturers fail to supply us with merchandise, we may not be able to meet the demands of our customers and our sales could decline. The loss of any key vendor or manufacturer for any reason could limit our ability to offer products that our customers want to purchase. A disruption of our relationships with our marketing partners or a disruption in our marketing partners’ operations could have a material adverse effect on our business and results of operations.

Our business could be adversely affected by deteriorating general economic conditions or any decrease in disposable income spent on leisure merchandise and activities.

In general, our sales from our membership clubs, retail and catalog operations and publications result from discretionary spending by our consumers, and discretionary spending is particularly vulnerable to declines in disposable income and actual or perceived unfavorable economic conditions. Our business, therefore, is sensitive to general economic conditions affecting the willingness of consumers to purchase club memberships and related products and services and of advertisers to place advertisements in our publications. The economic slowdown has negatively impacted consumer confidence, consumer spending and, consequently, our business. Our 2009 total revenue experienced a 10.3% drop from 2008, and our 2010 total revenue experienced a 0.2% drop from 2009 primarily as a result of the recession.  In particular, during the gasoline shortages and resulting price increases in 1973, 1980 and 1990, there was a reduction in advertising revenues for our publications.

In addition, the success of the membership club portion of our business depends on our members’ use of certain RV sites and/or golf courses or the purchase of goods through participating merchants. If the economy slows, our members may perceive that they have less disposable income to permit them to pursue leisure activities. As a consequence, they may travel less frequently, spend less when they travel and use the benefits of their club memberships less often, if at all. Any decline in program usage would hurt our business. Furthermore, the products and services we market compete with similar products, services, publications and retail businesses offered by other providers. Increased competition from these and other sources could require us to respond to competitive pressures by establishing pricing, marketing and other programs or seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain. In addition, the current decline in the national economy could cause some of the merchants who participate in our programs to go out of business. It is likely that, should the number of merchants entering bankruptcy rise, the number of uncollectible accounts would also rise. This would have an adverse effect on our business and financial results.

We are subject to varying degrees of federal, state and local regulations which may affect our operations and costs of doing business.

Our operations are subject to varying degrees of federal, state and local regulation, including our outbound telemarketing, direct mail, ERS program, and insurance activities. New regulatory efforts may be proposed from time to time that have an adverse effect on our ability to operate our businesses or our results of operations. For example, a principal source of leads for our direct response marketing efforts was new vehicle registrations provided by motor vehicle departments in various states. Currently, all states restrict access to motor vehicle registration information.

Changes in laws or regulations relating to the sourcing or reselling of products, Internet and e-commerce transactions, environmental protection and health and safety and federal or state wage requirements could increase our costs of compliance and adversely impact our ability to achieve anticipated operating results.

Increases in paper costs, postage costs and shipping costs may have an adverse impact on our future financial results.

The price of paper is a significant expense relating to our publications and direct mail solicitations. Postage for publication distribution and direct mail solicitations is also a significant expense. In addition, shipping costs are a significant expense for our business. In 2011, we spent $25.7 million on paper, postage and shipping costs, which was approximately 9% of total costs applicable to revenues. Paper, postage and shipping costs have increased in the past and may be expected to increase in the future. Such increases could have an adverse effect on our business if we are unable to pass them on to our customers.

We face competition in the markets in which we operate, including competition from companies with significantly greater resources than ours. If we are unable to compete effectively with these companies, our business, financial condition and results of operations could be harmed.

We face strong competition in all of our business segments. Our competitors vary in size and the breadth of their product offerings. Many of our competitors have a larger number of financial, distribution, marketing and other resources and some of them have greater market presence and name recognition. We compete directly or indirectly with the following types of companies:

•                  other specialty retailers that compete with us across a significant portion of our merchandising categories through retail store or direct businesses, such as individual RV dealerships, RV Supply Warehouse and JC Whitney;

•                  mass merchandisers, warehouse clubs, discount stores and department stores, such as Wal-Mart;

•                  direct marketer competitors through all media, including the Internet; and

•                  major national insurance companies and providers of roadside assistance such as AAA.

Additional competitors may enter the businesses in which we operate and further competition. It is also possible that additional competitors may enter the direct and website publishing business, where competition is centered on advertising rates, the nature and size of the audience, effectiveness of sales teams and editorial quality. If any of our competitors successfully provides a broader, more efficient or attractive combination of products and services to our target customers, our business results could be materially adversely affected. Our inability to compete effectively with existing or potential competitors could have a material adverse effect on our business, financial condition and results of operations.

The interests of the holders of our debt instruments may conflict with the interests of our principal owner and the interests of our directors or executive officers that have relationships with certain of our affiliates or other companies.

We are a wholly-owned subsidiary of AGHI (or the “Parent”) which also converted to a limited liability company on March 2, 2011, which is an indirectly wholly-owned subsidiary of AGI Holding Corp. (“AGHC”), a privately held company. Stephen Adams, our Chairman, indirectly beneficially owns 100% of the outstanding shares of AGHC. Accordingly, Mr. Adams will be able to elect our board of directors and to control matters submitted to the vote of our shareholders. In addition, Mr. Adams has numerous other business interests including FreedomRoads Holding Company, LLC (“FreedomRoads”), which is also indirectly owned 100% by AGHC. We and our Camping World subsidiary are parties to a long term Cooperative Resources Agreement with FreedomRoads pursuant to which, among other things, each party shares certain data with the other and each agrees to market and advertise certain aspects of the other’s businesses. Under such agreement, FreedomRoads has in the past and will (pursuant to an amendment and restatement of such agreement entered into in October 2010), pay us a licensing fee for the use of the Camping World name, beginning with the quarter ended December 31, 2010.  Payments under such agreement are expected to aggregate $3.7 million annually; however, there can be no assurance that, in the future, FreedomRoads will have the funds available to satisfy its obligations under such agreement or that in the event of a breach or default by FreedomRoads of its obligations under the agreement, we would be able to recover any damages or losses. See “Summary—Summary Historical and As Adjusted Consolidated Financial Data” and “Certain Relationships and Related Transactions—FreedomRoads Cooperative Resources Agreement.”

In January 2011, Marcus Lemonis was appointed Chief Executive Officer of the Company. In addition, he also serves as Chief Executive Officer and President of FreedomRoads, and Chief Executive Officer and President of our Camping World subsidiary. Certain other officers and key employees of the Company are also officers or employees of FreedomRoads.  Certain executive officers of the Company, including Messrs. Adams, Lemonis, Wolfe and Moody, are also officers of one or more of the holding companies between our immediate parent, AGHI, and AGHC. Certain of our directors, including Messrs. Adams and Baltins, are also directors of one or more of the holding companies between our immediate parent, AGHI, and AGHC. With some of our executive officers or directors holding these positions with different entities, transactions may occur in the future between us and FreedomRoads or other companies which could give rise to a conflict of interest on the part of such officers or directors.

Dealerships controlled by subsidiaries of FreedomRoads share facilities with many of our Camping World stores, allocating expenses in a manner that is believed by management to be fair and reasonable to both. There can also be no assurance that FreedomRoads will continue to sell RVs at Camping World retail locations or other locations affiliated with us or our restricted subsidiaries, the result of which could have an adverse effect on our business operations and/or financial condition. In addition, transactions may occur in the future between us and FreedomRoads or other companies which could give rise to a conflict of interest on the part of Mr. Adams, Mr. Lemonis, other directors or executive officers of the Company who also serve as officers or directors of such other companies. Any such conflict of interest could have a material adverse effect on our business, results of operations or financial condition.

Although we believe that the relationship between us and FreedomRoads is beneficial to us and provides us with competitive advantages that would be otherwise unavailable to us, circumstances may occur in which the interests of Mr. Adams or FreedomRoads could be in conflict with the interests of the holders of our debt instruments. For example, Mr. Adams may have an interest in pursuing acquisitions, divestitures or other transactions that, in his judgment, could enhance the value of his equity investment or one or more of the holding companies above AGHI may have need for funds so there could be pressure on the Company to make distributions up the holding company structure, even though such transactions and distributions may not benefit us or may involve risks to the holders of our debt instruments.

For more information regarding related party transactions, see “Certain Relationships and Related Transactions.”

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully and, in such an event, our business could be materially and adversely affected. Our success also depends to a significant extent on the continued service and performance of our senior management team. The loss of any member of our senior management team could impair our ability to execute our business plan and could therefore have a material adverse effect on our business, results of operations and financial condition. We do not currently maintain key-man life insurance policies on any member of our senior management team or other key employees.

We must successfully order and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends or our operating results could suffer.

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and consumer demands in a timely manner. The retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions and general economic conditions. None of these factors are within our control. We cannot predict consumer preferences with certainty, and consumer preferences often change over time. We usually must order merchandise well in advance of the following selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases in consumer demand or changes in prices. We have recorded changes in required reserves in recent periods due to changes in strategic direction, such as discontinuances of product lines as well as changes in market conditions due to changes in demand requirements. If we misjudge either the market for our merchandise or our consumers’ purchasing habits in the future, our revenues may decline significantly and we may not have sufficient quantities of merchandise to satisfy consumer demand or we may be required to mark down excess inventory, either of which could harm our operating results.

Reliance on our management information systems and electronic data processing systems exposes us to potential risks.

Reliance on our management information systems and electronic data processing systems exposes us to potential risks of interruptions due to natural disasters, cyber-attacks, unplanned outages, fraud perpetrated by malicious individuals or other causes. Our customer service and data processing operations are located in Denver, Colorado and Bowling Green, Kentucky. We rely on information technology systems to support our membership club, publishing and catalog operations and for purchasing, inventory distribution and control, sales reporting, accounts payable and merchandise management. We use these systems to monitor the performance of each store and mail order operation, to evaluate inventory levels, determine markdowns, analyze gross profit margins by product and to improve our business processes and supply chain efficiencies. Any unmitigated interruption of our information technology systems may have a negative impact on future financial results.

We primarily rely on two fulfillment and distribution centers for our retail, Internet and catalog businesses, and if there is a natural disaster or other serious disruption at either facility, we may be unable to deliver merchandise effectively to our stores or consumers.

We rely on two distribution and fulfillment centers located in Franklin, Kentucky and Bakersfield, California for our retail, Internet and catalog businesses. We handle almost all of our Internet and catalog orders through these two facilities. Any serious disruption at either facility due to a natural disaster or any other cause could damage our on-site inventory or impair our ability to use such distribution and fulfillment center. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to adequately stock our stores or fulfill consumer orders and harm our operating results.

We lease all of our store locations. If we are unable to maintain those leases or locate alternative sites for our stores in our target markets and on terms that are acceptable to us, our net revenues and profitability could be adversely affected.

We lease all of the real properties where we have operations, including 82 Camping World store retail locations in 32 states and our two distribution centers. Our real property leases generally provide for fixed monthly rentals with annual escalation clauses. Since 2007, we have closed one store and relocated two other stores when the leases for those locations expired. We cannot assure you that we will be able to maintain our existing store locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms. If we cannot maintain our existing store locations, extend the leases or locate alternative sites on favorable or acceptable terms, our business, results of operations and financial condition could be adversely affected.

Dealerships controlled by subsidiaries of FreedomRoads share facilities with many of our Camping World stores.  As of December 31, 2011, the Company leased 40 properties from FreedomRoads and sub-leased three properties to FreedomRoads, and Camping World was a joint tenant with FreedomRoads under six leases.  There can also be no assurance that FreedomRoads will continue to sell RVs at Camping World retail locations or other locations affiliated with us or our restricted subsidiaries, the result of which could have an adverse effect on our business operations and/or financial condition.

We may be unable to enforce our intellectual property rights and we may be accused of infringing intellectual property rights of third parties which could adversely affect our business.

We own a variety of registered trademarks and service marks for the names of our clubs, magazines and other publications. We also own the copyrights to certain articles in our publications. We believe that our trademark and copyrights have significant value and are important to our marketing efforts. If we are unable to continue to protect the trademarks and service marks for our proprietary brands, if such marks become generic or if third parties adopt marks similar to our marks, our ability to differentiate our products and services may be diminished. In the event that our trademarks or service marks are successfully challenged by third parties, we could lose brand recognition and be forced to devote additional resources to advertising and marketing new brands for our products.

From time to time, we may be compelled to protect our intellectual property, which may involve litigation. Such litigation may be time-consuming, expensive and distract our management from running the day-to-day operations of our business, and could result in the impairment or loss of the involved intellectual property. There is no guarantee that the steps we take to protect our intellectual property, including litigation when necessary, will be successful. The loss or reduction of any of our significant intellectual property rights could diminish our ability to distinguish our products from competitors’ products and retain our market share for our proprietary products. If we are unable to effectively protect our proprietary intellectual property rights our business, results of operations and financial condition could be adversely affected.

Other parties also may claim that we infringe their proprietary rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages.

We may be subject to product liability claims if people or property are harmed by the products we sell.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that our products caused property damage or personal injury could damage our brand identity and our reputation with existing and potential consumers and have a material adverse effect on our business, financial condition and results of operations.

Failure to protect the integrity and security of our customers’ information could expose us to litigation and materially damage our reputation.

We maintain a database with information about our approximately 1.7 million club members and a proprietary database of our approximately nine million customers, which includes information such as order frequency, size of order, date of most recent order and type of merchandise purchased. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential customer information, such as customer’s payment cards and personal information. There can be no assurance that our efforts to protect customer and confidential information will be successful. If any compromise of our information security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition and may increase the costs we incur to protect against such information security breaches or subject us to fines, penalties or litigation.

Our failure to comply with certain environmental regulations could adversely affect our business.

The storage, distribution, transportation and disposal of some of the products that we sell are subject to a variety of federal and state environmental regulations. Our failure to comply with these regulations could have an adverse impact on our business. In addition, we have indemnified certain of our landlords for any hazardous waste which may be found on or about property we lease. If any such hazardous waste were to be found on property that we occupy, a significant claim giving rise to our indemnity obligation could adversely impact our operating results.

We may be named in litigation, which may result in substantial costs and divert management’s attention and resources.

We face legal risks in our business, including claims from disputes with our employees and our former employees and claims associated with general commercial disputes, product liability and other matters. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While we maintain director and officer insurance, as well as general and product liability insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. We may in the future be the target of litigation and this litigation may result in substantial costs and divert management’s attention and resources.

Risks Related to Our Debt

Our substantial debt could adversely affect our financial health.

We have a significant amount of debt, which requires significant interest payments.  As of December 31, 2011, we had approximately $337.4 million of total debt outstanding, net of original issue discount, of which $333.0 million (without deduction for original issue discount in connection with the issuance of the Senior Secured Notes) consisted of our 11.5% senior secured noted due 2016 (“Senior Secured Notes”) and $10.5 million was owed by Camping World and its subsidiaries under the Camping World credit facility (the “CW Credit Facility”).  In addition, the borrowers under the CW Credit Facility had $7.4 million of available borrowings.  The Senior Secured Notes are secured by substantially all of our assets and the CW Credit Facility is secured by the assets of Camping World and its subsidiaries.

Our ability to satisfy our debt service obligations depends primarily on our operating performance. Future debt repayments by us, including the interest and principal on the Senior Secured Notes and the CW Credit Facility, may require funds in excess of our available cash flow.  We cannot assure our stakeholders that we will be able to raise additional funds, if necessary, through future financings.  The indenture pursuant to which the Senior Secured Notes were issued (the “Senior Secured Notes Indenture”) and the CW Credit Facility impose several restrictions upon our ability to incur additional indebtedness, pledge assets and make dividends and distributions.

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

Despite our current indebtedness level, we may still be able to incur significantly more debt, which could exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness in the future.  Although certain covenants under the Senior Secured Notes Indenture and the CW Credit Facility limit our ability to incur additional indebtedness, the terms of the Senior Secured Notes Indenture and the CW Credit Facility permit us to incur significant additional indebtedness, including the replacement of the CW Credit Facility.  If we incur additional indebtedness or such other obligations, the risks associated with our substantial indebtedness described above, including our possible inability to service our debt, could increase.

We will require a significant amount of cash to service our indebtedness, including the Senior Secured Notes and the CW Credit Facility. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness, including the Senior Secured Notes and the CW Credit Facility, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future.  Our ability to generate cash from operations is dependent on our financial and operating performance, which in turn is affected by general economic, financial, competitive, business, legislative, regulatory and other factors, including the availability of financing in the banking and capital markets that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, including the Senior Secured Notes and the CW Credit Facility, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations.  In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all.  Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our existing or future debt instruments, including the Senior Secured Notes Indenture and the CW Credit Facility, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all and negatively impact the market value of the Senior Secured Notes.

In addition, if we are unable to meet our debt service obligations under the Senior Secured Notes, including with respect to excess cash flow offers on the Senior Secured Notes or under the CW Credit Facility, the holders of our debt would have the right, following a cure period, to cause the entire principal amount of the indebtedness to become immediately due and payable. If the amounts outstanding under any of our debt instruments are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to our debt holders.

The Senior Secured Notes Indenture and the CW Credit Facility impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

The Senior Secured Notes Indenture and the CW Credit Facility contain operating and financial restrictions that limit or prohibit, among other things, our ability to:

•                  incur or guarantee additional indebtedness;

•                  pay dividends on, redeem or repurchase capital stock;

•                  make investments or repay subordinated indebtedness;

•                  make capital expenditures;

•                  engage in sale and leaseback transactions;

•                  enter into transactions with affiliates;

•                  sell assets;

•                  create liens; and

•                  engage in a consolidation, amalgamation or merger, or sell, transfer or otherwise dispose of all or substantially all of our or their assets.

These restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.  We may also incur future debt obligations, including any future credit facilities permitted under the Senior Secured Notes Indenture in replacement of the CW Credit Facility, which might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default under the agreements governing our indebtedness, including the Senior Secured Notes Indenture, the CW Credit Facility and any future credit facilities. An event of default under our debt agreements could permit our lenders or other debt holders to declare all amounts borrowed from them to become due and payable.

ITEM 2:  PROPERTIES

We lease all of the real properties where we have operations.  Our real property leases generally provide for fixed monthly rentals with annual escalation clauses.  The table below sets forth certain information concerning our properties and the lease expiration date includes all stated option periods.

	Square Feet	Acres	Lease Expiration
Office Facilities:
Ventura, CA (corporate and media)	74,100		2039
Denver, CO (customer service, warehousing fulfillment, and information system functions)	60,000		2039
Bowling Green, KY (retail administrative headquarters and mail order operations)	31,278		2039
Chesterfield, VA (media sales office)	5,900		2013
Plymouth, MN (media headquarters)	15,871		2021
Retail Distribution Centers:
Bakersfield, California	164,747	14.827	2037
Franklin, Kentucky	250,000	33.000	2035

	Square Feet	Acres	Lease Expiration
Retail Store Locations:
Calera, AL (1)	11,190	10.064	2016
Dothan, AL(1)	18,906	11.275	2025
Oxford, AL(2)	11,828	23.940	2027
Robertsdale, AL(1)	19,670	18.360	2026
North Little Rock, AR(3)	20,592	10.000	2030
Avondale, AZ (1)	8,323	6.070	2017
Earnhardt, AZ(1)	4,690	24.000	2027
Flagstaff, AZ(3)	23,110	7.350	2044
Tucson, AZ	12,145	2.000	2020
Mesa, AZ	27,500	3.140	2047
Bakersfield, CA(1)	23,325	9.940	2023
La Mirada, CA	33,479	5.501	2037
San Marcos, CA	25,522	2.212	2015
Rocklin, CA	29,085	4.647	2024
San Bernardino, CA	18,126	1.665	2017
San Martin, CA	30,698	5.000	2024
Vacaville, CA(3)	35,917	8.700	2030
Valencia, CA(3)	64,410	9.231	2037
Colorado Springs, CO(1)	11,672	26.430	2027
Denver, CO	27,085	4.132	2037
Longmont, CO(1)	5,003	6.750	2026
Bartow, FL (1)	2,808	40.000	2018
Ft. Myers, FL	22,886	4.217	2012
Gulf Breeze, FL(1)	5,747	13.897	2026
Jacksonville, FL(1)	6,777	3.921	2016
Kissimmee, FL (3)	58,382	6.043	2037
Ocala, FL (1)	1,012	7.656	2017
St. Augustine, FL(1)	21,875	20.000	2026
Tampa, FL(2)	40,334	3.711	2026
Tallahassee, FL(1)	8,494	12.630	2024
Byron, GA	23,400	7.000	2042
Oakwood, GA(1)	4,510	7.681	2026
Savannah, GA(1)	6,285	4.898	2026
Woodstock, GA(1)	4,510	7.715	2026
Council Bluffs, IA	23,620	5.770	2043
Boise, ID(1)	6,033	12.690	2018

	Square Feet	Acres	Lease Expiration
Island Lake, IL(1)	8,657	17.028	2026
Indianapolis, IN(1)	7,690	30.000	2027
Bowling Green, KY	37,615	2.750	2042
Hammond, LA(2)	27,096	68.454	2034
Belleville, MI	44,248	7.260	2037
Grand Rapids, MI(2)	4,618	9.180	2037
Houghton Lake, MI(1)	6,840	9.500	2018
Rogers, MN	24,700	6.303	2025
Strafford, MO(3)	20,592	8.510	2030
Colfax, NC(1)	6,371	8.094	2026
Statesville, NC(1)	39,050	7.412	2024
Chichester, NH(1)	10,447	1.572	2026
Bridgeport, NJ	24,581	6.920	2031
Lakewood, NJ(1)	3,800	9.912	2027
Albuquerque, NM(1)	20,412	31.434	2026
Henderson, NV	25,850	4.400	2024
Las Vegas, NV(1)	3,422	15.840	2027
Bath, NY(1)	4,356	5.500	2026
Churchville, NY(1)	7,193	10.380	2026
Syracuse, NY(1)	12,242	8.190	2026
Akron, OH(1)	9,025	9.622	2026
Oklahoma City, OK(2)	12,500	8.219	2023
Hillsboro, OR(1)	2,400	6.070	2046
Junction City, OR(2)	21,401	1.970	2036
Wilsonville, OR	32,850	4.653	2021
Wood Village, OR(1)	6,495	11.070	2027
Columbia, SC	23,450	4.140	2025
Myrtle Beach, SC	38,962	5.410	2037
Myrtle Beach, SC(1)	2,298	18.940	2026
North Charleston, SC(1)	13,142	7.690	2027
Spartanburg, SC(1)	11,900	19.263	2033
Chattanooga, TN(1)	9,400	10.840	2024
Knoxville, TN(2)	10,763	24.580	2037
Nashville, TN	34,478	3.238	2037
Anthony, TX(1)	7,061	32.000	2025
Denton, TX	22,984	6.887	2024
Fort Worth, TX(2)	12,102	16.000	2026
Katy, TX(1)	25,913	38.861	2025
Mission, TX	23,094	3.430	2015
New Braunfels, TX(3)	43,397	19.100	2035
Draper, UT	27,675	8.031	2024
Roanoke, VA(3)	35,796	7.690	2043
Winchester, VA	19,400	4.120	2042
Burlington, WA(1)	23,033	6.500	2025
Fife, WA	35,659	5.840	2032
Madison, WI	20,400	4.866	2043

(1)                              This store is leased from a FreedomRoads dealership and the acreage reflects the total dealership property. The square footage reported is the portion of the building leased by Camping World, Inc.

(2)                              This store is located with an RV dealership (other than a FreedomRoads dealership) and the acreage reflects the total dealership property. The square footage reported is the portion of the building leased by Camping World, Inc.

(3)                              The store is co-located with a FreedomRoads dealership wherein Camping World, Inc. and the dealership are co-tenants or the dealership subleases space from Camping World, Inc. The square footage reported is the portion of the building leased by Camping World, Inc.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising in the normal course of business operations. We are not party to any pending legal proceedings that we believe are material to our business.

ITEM 4:  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data of our company for each of the five years ended December 31 are derived from our audited consolidated financial statements.  This information is only a summary and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Capitalization” and our consolidated financial statements and the Notes thereto included herein.

	Year ended
	(dollars in thousands)
Statement of Operations Data:	2011	2010	2009	2008	2007
REVENUES:
Membership services	$147,806	$146,274	$142,147	$152,643	$149,937
Media	51,232	53,844	59,061	82,424	90,537
Retail	282,366	270,551	270,573	291,070	321,730
	481,404	470,669	471,781	526,137	562,204

COSTS APPLICABLE TO REVENUES:
Membership services	81,521	85,211	84,826	90,758	94,840
Media	39,803	40,584	46,079	61,126	62,258
Retail	167,431	157,574	164,510	170,911	194,940
	288,755	283,369	295,415	322,795	352,038

GROSS PROFIT	192,649	187,300	176,366	203,342	210,166

OPERATING EXPENSES:
Selling, general and administrative	130,845	126,577	128,917	142,757	145,556
Goodwill impairment	-	-	46,884	47,601	-
Impairment of investment in affiliate	-	-	-	81,005	-
Financing expense (recovery)	(19)	14,364	2,607	-	-
Depreciation and amortization	16,512	18,536	21,076	19,798	18,948
	147,338	159,477	199,484	291,161	164,504

INCOME (LOSS) FROM OPERATIONS	45,311	27,823	(23,118)	(87,819)	45,662

NON-OPERATING ITEMS:
Interest expense, net	(44,671)	(38,732)	(30,356)	(23,649)	(24,227)
Gain (loss) on derivative instrument (1)	3,899	(6,680)	745	(2,394)	-
Gain (loss) on debt restructure	-	(2,678)	4,678	-	(775)
Gain (loss) on sale of assets	632	1	(604)	(321)	(150)
Other non-operating income (expense), net	-	-	(659)	(2)	1
	(40,140)	(48,089)	(26,196)	(26,366)	(25,151)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	5,171	(20,266)	(49,314)	(114,185)	20,511

INCOME TAX (EXPENSE) BENEFIT	(1,264)	1,493	10,366	2,213	(1,583)

NET INCOME (LOSS)	$3,907	$(18,773)	$(38,948)	$(111,972)	$18,928

SELECTED FINANCIAL DATA (continued)

	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007

Balance Sheet Data (at period end):
Working capital (deficiency)	$ 5,601	$ 10,644	$ (7,609)	$ (10,494)	$ (21,064)
Total assets	222,963	222,018	221,569	294,352	421,611
Deferred revenues and gains (2)	85,849	90,389	96,335	96,424	104,390
Total debt	337,450	332,231	278,414	292,146	287,173
Total stockholders’ deficit	(253,796)	(252,173)	(221,525)	(186,514)	(66,910)

(1) The 2011 gain on derivative instrument was due to the change in value of the $100 million and $20 million interest rate swap agreements. The 2010 loss on derivative instrument was due to the $100.0 million and $20.0 million interest rate swap agreements no longer meeting the requirements for hedge accounting as the Company replaced its variable rate debt with fixed rate debt on December 1, 2010 and reclassed the amounts recorded in Other Comprehensive Loss to earnings. The 2009 gain on derivative instrument is due to the change in value of the $35.0 million interest rate swap agreement effective April 30, 2008, and $20.0 million of the $100.0 million interest rate swap agreement effective October 15, 2007.  The 2008 loss on derivative instrument relates solely to the change in value of the $35.0 million interest rate swap.

(2) Deferred revenues represent cash received by us in advance of the recognition of revenues in accordance with accounting principles generally accepted in the United States.  Deferred revenues primarily reflect club membership dues, annual ERS fees, advances on third party credit card fee revenues and publication subscriptions.  These revenues are recognized at the time the goods or services are provided or over the membership period, which averages approximately 17 months.  The deferred revenue balance for 2011, 2010, 2009, 2008 and 2007 also include deferred gains of $7.5 million, $7.9 million, $8.4 million, $8.9 million, and $9.3 million, respectively, from the real estate sale-leaseback transactions which occurred in December 2001.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following tables set forth the components of the statements of operations for the years ended December 31, 2011, 2010, and 2009 as a percentage of total revenues, and the comparison of those components from period to period.  The following discussion is based on our Consolidated Financial Statements included elsewhere herein.  Our revenues are derived principally from membership services, including club membership dues and marketing fees paid to us for services provided by third parties, from publications, including subscriptions and advertising, and from retail sales.

	Percentage of						Percentage Increase/
	Total Revenues						(Decrease)

							Year 2011	Year 2010
	2011		2010		2009		over 2010	over 2009

REVENUES:
Membership services	30.7%		31.1%		30.1%		1.0%	2.9%
Media	10.6%		11.4%		12.5%		(4.9%)	(8.8%	)
Retail	58.7%		57.5%		57.4%		4.4%	-
	100.0%		100.0%		100.0%		2.3%	(0.2%	)

COSTS APPLICABLE TO REVENUES:
Membership services	16.9%		18.1%		18.0%		(4.3%)	0.5%
Media	8.3%		8.6%		9.8%		(1.9%)	(11.9%	)
Retail	34.8%		33.5%		34.8%		6.3%	(4.2%	)
	60.0%		60.2%		62.6%		1.9%	(4.1%	)

GROSS PROFIT	40.0%		39.8%		37.4%		2.9%	6.2%

OPERATING EXPENSES:
Selling, general and administrative	27.2%		26.9%		27.3%		3.4%	(1.8%	)
Goodwill impairment	-		-		9.9%		-	(100.0%	)
Financing expense (recovery)	-		3.1%		0.6%		(100.1%)	100.0%
Depreciation and amortization	3.4%		3.9%		4.5%		(10.9%)	(12.1%	)
	30.6%		33.9%		42.3%		(7.6%)	(20.1%	)

INCOME (LOSS) FROM OPERATIONS	9.4%		5.9%		(4.9%	)	(62.9%)	220.4%

NON-OPERATING ITEMS:
Interest income	0.1%		0.1%		0.1%		10.2%	(3.5%	)
Interest expense	(9.4%	)	(8.3%	)	(6.5%	)	15.3%	27.1%
Gain (loss) on derivative instrument	0.8%		(1.4%	)	0.2%		(158.4%)	(996.6%	)
Gain (loss) on debt restructure	-		(0.6%	)	1.0%		(100.0%)	(157.2%	)
Gain (loss) on sale of assets	0.2%		-		(0.2%	)	nm	(100.2%	)
Other non-operating (expense) income, net	-		-		(0.2%	)	nm	(100.0%	)
	(8.3%	)	(10.2%	)	(5.6%	)	(16.5%)	83.6%
INCOME (LOSS) FROM OPERATIONS
BEFORE INCOME TAXES	1.1%		(4.3%	)	(10.5%	)	125.5%	58.9%

INCOME TAX (EXPENSE) BENEFIT	(0.3%	)	0.3%		2.2%		(184.7%)	(85.6%	)

NET INCOME (LOSS)	0.8%		(4.0%	)	(8.3%	)	120.8%	51.8%

Year Ended December 31, 2011 compared with Year Ended December 31, 2010

Revenues

Revenues of $481.4 million for 2011 increased by $10.7 million, or 2.3%, from 2010.

Membership Services revenues for 2011 of $147.8 million increased $1.5 million, or 1.0%, from 2010.  This revenue increase was largely attributable to a $4.3 million increase in extended vehicle warranty program revenue, due to an increase in the average price per contract, and a $2.8 million increase in license fees received from FreedomRoads.  These increases were partially offset by a $3.4 million decrease in vehicle insurance program revenue primarily from the $2.5 million fee received in 2010 as a result of waiving our right of first refusal regarding the sale of the third party provider of vehicle insurance, a $1.0 million reduction in dealer program marketing revenue, a $0.8 million revenue reduction from the Coast to Coast Club and Golf Card Club primarily attributable to decreased membership, and a $0.4 million reduction in member events revenue.

Media revenues of $51.2 million for 2011 decreased $2.6 million, or 4.9%, from 2010.  This decrease was primarily attributable to a $3.5 million revenue reduction related to the sale of five publication businesses in 2011 (RV Business magazine in March 2011, Powerboat magazine in May 2011, Trailer Boats magazine in May 2011, guest services campground guides in June 2011, and ATV Magazine in October 2011).  In addition, two fewer issues of motorcycle magazines were published in 2011, resulting in reduced revenue of $0.4 million, and other conferences and internet revenue decreased by $0.4 million.  These decreases were partially offset by a $1.2 million increase in corporate sponsorships in the consumer shows group, and a $0.5 million increase in annual directory revenue.

Retail revenues of $282.4 million for 2011 increased $11.8 million, or 4.4%, from 2010.  Store merchandise sales decreased $0.7 million from 2010 due to a same store sales decrease of $2.1 million, or 1.1%, (compared to a 0.5% decrease in same store sales for 2010), and decreased revenue from discontinued stores of $1.4 million, partially offset by a $2.8 million revenue increase from the opening of six new stores over the past twenty-four months  Two stores were closed in the last twenty-four months in order to reduce fixed operating costs and to consolidate operations within the respective trade areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order and internet sales increased $10.6 million, supplies and other sales increased $1.8 million, and installation and service fees increased $0.1 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $288.8 million, an increase of $5.4 million, or 1.9%, from the comparable period in 2010.

Membership Services costs applicable to revenues of $81.5 million decreased $3.7 million, or 4.3%, from 2010.  This decrease consisted of a $4.7 million decrease in emergency road service costs primarily due to lower average claim costs, a $0.9 million reduction in the dealer program marketing, a $0.7 million reduction in other ancillary product costs, a $0.4 million reduction in overhead costs, and a net $0.2 million reduction in wage-related costs ($0.7 million of wage savings partially offset by $0.5 million of severance expense), partially offset by a $2.2 million increase in extended vehicle warranty program costs relating to increased revenue from those programs, and incremental Good Sam Club sponsorship fees and member publication costs of $1.0 million.

Media costs applicable to revenues of $39.8 million for 2011 decreased $0.8 million, or 1.9%, from 2010 due to a $1.7 million expense reduction from the sale of five publication businesses in 2011, and a net $0.5 million reduction in wage-related costs (consisting of $1.1 million in wage savings partially offset by $0.6 million of severance expense), partially offset by a $0.9 million increase in annual directory costs and $0.5 million of incremental promotional costs related to the book division.

Retail costs applicable to revenues increased $9.9 million, or 6.3%, to $167.4 million.  The retail gross profit margin of 40.7% for 2011 decreased from 41.8% for 2010 primarily due to an increase in merchandise markdowns in order to drive increased retail traffic to provide greater opportunity to sell Good Sam memberships and other membership services to customers at retail stores.

Operating Expenses

Selling, general and administrative expenses of $130.8 million for 2011 increased $4.3 million compared to 2010.  This increase was due a $5.0 million increase in retail selling, general and administrative expenses, primarily related to increased advertising and other selling expenses, $2.0 million of incremental wage-related expense, consisting of $1.2 million of severance and $0.8 million of other wage-related expense, and a $1.0 million reimbursement of legal expenses in 2010 related to the collection of a prior favorable judgment.  These increases were partially offset by a $3.1 million decrease in deferred executive compensation under the deferred compensation agreements, and a $0.6 million decrease in professional fees.

Financing expense of $14.4 million was incurred in 2010 primarily for closing fees, premiums, legal and consulting costs related to the 2010 Senior Credit Facility entered into on March 1, 2010 which were expensed in accordance with accounting guidance for debtors accounting for a modification or exchange of debt instruments.  The Company did not incur similar financing expenses in 2011.

Depreciation and amortization expense of $16.5 million in 2011 decreased $2.0 million from the prior year primarily due to reduced capital expenditures in prior years, and completed amortization of membership software and amortization of finance costs associated with the 2010 Senior Credit Facility entered into on March 1, 2010.

Income from Operations

Income from operations for 2011 totaled $45.3 million compared to $27.8 million for 2010.  This $17.5 million increase was primarily the result of decreased financing expense of $14.4 million, decreased deferred executive compensation expense of $3.1 million, and increased gross profit for Membership Services and Retail segments of $5.2 million and $1.9 million, respectively.  These favorable changes were partially offset by increased other operating expenses of $5.3 million and reduced gross profit of $1.8 million for the Media Segment.

Non-Operating Items

Non-operating expenses of $40.1 million for 2011 decreased $7.9 million compared to 2010 due to a $10.6 million positive change in the loss/gain on derivative instruments related to the interest rate swap agreements, a $2.7 million loss on extinguishment of the 2010 Senior Credit Facility and the GSE Senior Notes in 2010, and a $0.6 million gain on sale of assets in 2011, primarily media businesses, partially offset by a $6.0 million increase in interest expense relating to the higher incremental interest rate on the Company’s debt in 2011.

Income (loss) before Income Tax

Income from operations before income tax for 2011 was $5.2 million, compared to a loss of $20.3 million for 2010.  This $25.4 million favorable change was attributable to the $17.5 million increase in income from operations, and the decrease in non-operating items of $7.9 million discussed above.

Income Tax (Expense) Benefit

The Company recorded an income tax expense of $1.3 million for 2011, compared to a benefit of $1.5 million for 2010.  This change was primarily the result of the Company’s recognition of current tax expense in 2011 for federal alternative minimum tax and state income taxes, the recognition of tax benefit in 2010 from previously unrecognized tax benefits, as well as reversal of accrued interest and penalties related to unrecognized tax benefits and a decrease in the valuation allowance against deferred tax assets in 2010.

Net Income (Loss)

Net income for 2011 was $3.9 million compared to a net loss of $18.8 million for 2010 mainly due to the reasons discussed above.

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

Membership services segment profit of $58.4 million for 2011 increased $4.5 million, or 8.4%, from the comparable period in 2010.  This increase was largely attributable to a $4.2 million increase in segment profit from emergency road services programs, $2.8 million of incremental license fees received from FreedomRoads, and a $2.1 million increase in segment profit from the extended vehicle warranty programs.  These increases were partially offset by a $3.4 million reduction in vehicle insurance program profit primarily relating to the $2.5 million fee received in 2010 as a result of waiving our right of first refusal regarding the sale of the third party partner, a $0.6 million profit reduction in the Coast and Golf Card Clubs relating to reduced membership, and a $0.6 million reduction in member events segment profit.

Media segment profit of $4.8 million for 2011 decreased $0.2 million, or 4.2%, from 2010.  This decrease was due to $0.6 million of reduced segment profit in the RV magazine group primarily related to severance costs, and $0.5 million of reduced segment profit in the annual directories, partially offset by increased segment profit from the consumer shows group of $0.9 million.

Retail segment profit of $2.2 million for 2011 decreased $0.7 million, or 25.7%, from 2010.  This decrease was the result of a $4.9 million increase in selling, general and administrative expenses, partially offset by a $1.1 million reduction in depreciation and amortization expense, a $2.7 million increase in gross profit margin, and a $0.4 million reduction in financing expense from 2010.

Year Ended December 31, 2010 compared with Year Ended December 31, 2009

Revenues

Revenues of $470.7 million for 2010 decreased by $1.1 million, or 0.2%, from 2009.

Membership Services revenues for 2010 of $146.3 million increased $4.1 million, or 2.9%, from 2009.  This revenue increase was largely attributable to an incremental $1.5 million fee received in the first quarter of 2010 related to vehicle insurance products as a result of our waiving our right of first refusal regarding the sale of the vehicle insurance business by a third party provider, a $1.2 million increase in extended vehicle warranty program revenue resulting from continued policy growth, a $0.9 million license fee from FreedomRoads agreed upon in the Second Amended and Restated Cooperative Resources Agreement dated October 2010 which provides for, among other items, an annual license fee of $3.75 million paid in quarterly installments, an $0.8 million increase in marketing fee revenue from health and life insurance products, a $0.6 million increase in member events revenue, a $0.6 million increase in emergency road service revenue primarily due to a price increase, and a $0.4 million revenue increase in credit card royalties.  These increases were partially offset by a $1.2 million revenue decrease related to reduced enrollment in the Coast to Coast Club and the Golf Card Club and a $0.7 million reduction in marketing fees from the vehicle insurance business.

Media revenues of $53.8 million for 2010 decreased $5.2 million, or 8.8%, from 2009.  This decrease was primarily attributable to a $3.8 million reduction in revenue from our outdoor power sports magazines.  Anticipated declining advertising revenues resulted in management reducing total power sports issues published by nineteen issues in 2010 versus 2009.  Declining exhibitor revenue commitments resulted in management canceling ten consumer shows, resulting in a $1.3 million reduction in exhibitor revenue in 2010 compared to 2009.  In addition, advertising and circulation revenue decreased $0.6 million for the RV magazine group, and annual directory revenue decreased $0.3 million.  These decreases were partially offset by an $0.8 million increase in revenue from outdoor power sports conferences and online ad sales.

Retail revenues of $270.6 million for 2010 remained unchanged from 2009.  Store merchandise sales decreased $3.8 million from 2009 due to a same store sales decrease of $1.0 million, or 0.5%, compared to a 4.5% decrease in same store sales for 2009, and decreased revenue from discontinued stores of $2.9 million, were partially offset by a $0.1 million revenue increase from the opening of four new stores over the past twenty-four months  Three stores were closed in the last twenty-four months in order to reduce fixed operating costs and to consolidate operations within the respective trade areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, installation and service fees increased $1.7 million, mail order and internet sales increased $1.1 million, and supplies and other sales increased $1.0 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $283.4 million, a decrease of $12.0 million, or 4.1%, from the comparable period in 2009.

Membership Services costs applicable to revenues of $85.2 million increased $0.4 million, or 0.5%, from 2009.  This increase consisted of a $1.3 million increase in costs associated with the extended vehicle warranty program, a $0.5 million increase in vehicle insurance marketing costs and a $0.3 million increase in emergency road services costs, all related to increased revenue, partially offset by a $1.0 million reduction in marketing and program costs related to reduced membership in the Coast to Coast Club and the Golf Card Club, and a $0.7 million reduction in wage-related expenses due to a reduction in personnel.

Media costs applicable to revenues of $40.6 million for 2010 decreased $5.5 million, or 11.9%, from 2009 primarily related to a $4.3 million reduction in magazine expenses resulting from reduced issues published and reduced magazine sizes, a $1.2 million reduction in costs related to reduced consumer shows revenue related to the reduced number of shows and $0.5 million reduction in annual directory costs.  These reductions were taken as a cost saving strategy because expected revenues from these products were not anticipated to cover expected costs.  These decreases were partially offset by a $0.5 million increase in costs associated with increased revenue from outdoor power sports conferences.

Retail costs applicable to revenues decreased $6.9 million, or 4.2%, to $157.6 million due to improved gross margin.  The retail gross profit margin of 41.8% for 2010 increased from 39.2% for 2009 primarily due to price increases on select high volume products.

Operating Expenses

Selling, general and administrative expenses of $126.6 million for 2010 decreased $2.3 million compared to 2009.  This decrease was due a $3.1 million decrease in retail general and administrative expenses consisting primarily of decreases in labor and advertising expense, a $1.8 million reduction in professional fees and a $1.0 million reimbursement of legal expenses related to the collection of a prior year favorable judgment for such expenses that was lien on real estate owned by the obligor that was received in the third quarter.  These decreases were partially offset by a $3.1 million increase in deferred executive compensation under the 2010 Phantom Stock agreements and $0.5 million annual general and administrative support fee paid to the Company’s ultimate parent.

The Company recorded a non-cash goodwill impairment charge of $46.9 million in the third quarter of 2009 related to our RV and powersports publications, which is part of the Media segment.  No impairment charges were recorded in 2010.

Financing expense of $14.4 million was incurred in 2010 primarily for closing fees, premiums, legal and consulting costs related to the 2010 Senior Credit Facility entered into on March 1, 2010 which were expensed in accordance with accounting guidance for debtors accounting for a modification or exchange of debt instruments.  Financing expense of $2.6 million for 2009 related to legal and other costs incurred associated with the amendment dated June 5, 2009 to the then senior credit facility.

Depreciation and amortization expense of $18.5 million decreased $2.5 million from the prior year primarily due to completed amortization of intangible assets associated with prior acquisitions, and the reduced level of capital expenditures since 2008.

Income (Loss) from Operations

Income from operations for 2010 totaled $27.8 million compared to loss from operation of $23.1 million for 2009.  This $50.9 million change was primarily the result the $46.9 million goodwill impairment charge in the third quarter of 2009.  In addition, the following favorable changes were experienced in 2010 compared to 2009: increased gross profit for the Retail, Membership Services and Media segments of $6.9 million, $3.7 million, and $0.3 million, respectively; and reduced operating expenses of $8.0 million.  These favorable changes were only partially offset by increased financing expense of $11.8 million, and a $3.1 million increase in deferred executive compensation in 2010.

Non-Operating Items

Non-operating expenses of approximately $48.1 million for 2010 increased $21.9 million compared to 2009 due to an $8.4 million increase in net interest expense relating to higher interest rates and increased debt, a $7.4 million negative change in the loss/gain on derivative instruments related to the interest rate swap agreements, a $7.4 million negative change in the loss/gain related to debt restructurings resulting from a $2.7 million loss on extinguishment of the 2010 Senior Credit Facility and the GSE Senior Notes in 2010, and the $4.7 million gain on purchase of the $14.6 million GSE Senior Notes in the second quarter of 2009.  The Company replaced its variable debt with fixed debt in November 2010 and the amounts included in Other Comprehensive Income were reclassed to the income statement as the interest rate swaps no longer qualify as cash flow hedges as the underlying cash flows being hedged were no longer going to occur.  These increases were partially offset by a $0.7 million decrease in other non-operating expenses and a $0.6 million loss on sale of retail assets in 2009.

Loss before Income Tax

Loss before income tax for 2010 was $20.3 million, compared to a loss of $49.3 million for 2009.  This $29.0 million favorable change was attributable to the $50.9 million increase in income from operations, partially offset by the increase in non-operating items mentioned above of approximately $21.9 million.

Income Tax Benefit

The Company recorded an income tax benefit of $1.5 million for 2010, compared to $10.4 million for 2009.  This change was the result of a favorable change in loss before income tax discussed above as well as a reversal of unrecognized tax benefits, reversal of accrued interest and penalties related to unrecognized tax benefits and a decrease in the valuation allowance against deferred tax assets in 2010.

Net loss

Net loss for 2010 was $18.8 million compared to a loss of $38.9 million for 2009 mainly due to the reasons discussed above.

Segment Profit (Loss)

The Company’s three principal lines of business are Membership Services, Media and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, the Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters, mail order catalogs and the internet.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business required different technology, management expertise and marketing strategies.

Membership services segment profit of $53.9 million for 2010 increased $6.2 million, or 13.1%, from the comparable period in 2009.  This increase was largely attributable to a $1.4 million increase in segment profit in the Good Sam Club related to reduced marketing and administrative expenses, a $1.3 million increase in profit related to reduced overhead, marketing and wage-related expenses, a $0.9 million increase in segment profit relating to licensing fees paid by FreedomRoads, a $0.9 million increase in segment profit from various other club and ancillary product segment profit, a $0.8 million increase in marketing fee revenue from credit cards and health and life insurance products, a $0.7 million increase in profit related to the member events, and a $0.2 million increase in marketing fees related to vehicle insurance primarily related to an incremental $1.5 million fee received as a result of waiving our right of first refusal regarding the sale of the third party partner combined with reduced marketing fee revenue partially offset by increased expenses.

Media segment profit improved to $5.0 million for 2010 from a loss of $43.9 million for 2009.  This $48.9 million improvement resulted primarily from the $46.9 million goodwill impairment charge in 2009 in the Media segment.  In addition, the following favorable changes were experienced in 2010 from 2009: a $0.9 million increase in segment profit in the powersports magazine group, a $0.4 million increase in segment profit in the RV magazine group, a $0.3 million increase in profit for outdoor power sports conferences and online ad sales, a $0.2 million increase in segment profit from the consumer shows group, and a $0.2 million decrease in publishing overhead.

Retail segment profit was $2.9 million for 2010 compared to a loss of $11.4 million for 2009.  This $14.3 million improvement was the result of a $5.5 million decrease in allocated interest expense due to lower borrowings, a $5.1 million increase in gross profit margin, a $3.1 million decrease in selling, general and administrative expenses, and a $0.6 million of loss on sale of assets in 2009.

Liquidity and Capital Resources

We had working capital of $5.6 million and $10.6 million, respectively, as of December 31, 2011 and December 31, 2010.  The primary reason for the low levels of working capital is the deferred revenue and gains reported under current liabilities of $54.9 million and $56.6 million as of December 31, 2011 and 2010, respectively, which reduce working capital.  Deferred revenue is primarily comprised of cash collected for club memberships in advance of services to be provided which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

Contractual Obligations and Commercial Commitments

The following table summarizes our commitments to make long-term debt, lease, deferred compensation and letter of credit payments at December 31, 2011.  This table includes principal and future interest due under our debt agreements based on interest rates as of December 31, 2011 and assumes debt obligations will be held to maturity.

	Payments Due by Period (in thousands)
	Total	2012	2013	2014	2015	2016	Thereafter

Debt and future interest	$524,540	$54,866	$46,558	$55,808	$43,940	$323,368	$-
Operating lease obligations	224,591	23,139	22,652	21,691	20,442	17,351	119,316
Deferred compensation	2,298	1,034	1,021	243	-	-	-
Other commercial commitments Letters of credit	7,091	5,081	2,010	-	-	-	-

Grand total	$758,520	$84,120	$72,241	$77,742	$64,382	$340,719	$119,316

11.50% Senior Secured Notes due 2016

On November 30, 2010, the Company issued $333.0 million of 11.5% senior secured notes due 2016 (the “Senior Secured Notes”) at an original issue discount of 2.1%.  Interest on the Senior Secured Notes is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of our outstanding 9% senior subordinated notes due 2012 (the “GSE Senior Notes”) in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under our then senior secured credit facility (the “2010 Senior Credit Facility”) in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to our direct parent, Affinity Group Holding, LLC, (“Parent”), to enable Parent, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of December 31, 2011, an aggregate of $333.0 million of Senior Secured Notes remain outstanding.

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

Subject to certain conditions, we must make an offer to purchase some or all of the Senior Secured Notes with the excess cash flow offer amount (as defined in the indenture) determined for each applicable period, commencing with the annual period ending December 31, 2011, and each June 30 and December 31 thereafter, at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.  On February 27, 2012, the Company completed an excess cash flow offer to purchase of $7.4 million in principal amount of the Senior Secured Notes.  These Senior Secured Notes were purchased by the Company and retired on February 27, 2012.

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

The CW Credit Facility

On March 1, 2010, our wholly-owned subsidiary, Camping World, Inc. (“Camping World”) entered into the CW Credit Facility providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility initially matured on the earlier of March 1, 2013, 60 days prior to the date of maturity of the 2010 Senior Credit Facility, or 120 days prior to the earlier date of maturity of the GSE Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floated at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  On December 30, 2010, the CW Credit Facility was amended to extend the maturity to September 1, 2014, to decrease the interest rate margin to 2.75%, to remove the 1% LIBOR floor, to increase the revolving loan commitment amount from $12.0 million to $20.0 million, with a $5.0 million sublimit for letters of credit, and to decrease the letters of credit commitment from $10.0 million to $5.0 million.  As of December 31, 2011, the average interest rate on the CW Credit Facility was 3.02%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  As of December 31, 2011, $10.5 million of CW Credit Facility remains outstanding and $7.1 million of letters of credit were issued.

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

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  We were in compliance with all debt covenants at December 31, 2011.

Interest Rate Swap Agreements

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.428% at December 31, 2011 based upon the October 31, 2011 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The fair value of the swap was zero at inception.  The Company entered into the interest rate swap to limit the effect of increases on our floating rate debt.  The interest rate swap was initially designated as a cash flow hedge of the variable rate interest payments due on $100.0 million of the term loans issued June 24, 2003 under the 2003 Senior Credit Facility, and accordingly, gains and losses on the fair value of the interest rate swap agreement were previously reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.  The interest rate swap agreement expires on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008, with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.428% at December 31, 2011 based upon the October 31, 2011 reset date) and make periodic payments at a fixed rate of 3.43%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  As of December 31, 2011, the fair value of the swap contracts is included in Accrued Liabilities totaled $3.9 million.  As of December 31, 2010, the fair value of the swap contracts included in Accrued Liabilities and Other Long-Term Liabilities was $4.2 million and $3.5 million, respectively.

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

Due to the issuance of the Senior Secured Notes representing fixed rate debt to replace the existing variable rate debt on November 30, 2010, the interest rate swaps no longer qualify as cash flow hedges as the underlying cash flows being hedged were no longer going to occur.  As a result, the net loss on the fair value of the interest rate swap agreements included in other comprehensive loss of $6.5 million related to previously effective cash flow hedges as of November 30, 2010, was reclassified to earnings as gain (loss) on derivative instrument and all future changes in the fair value of the interest rate swaps will be included in earnings as gain (loss) on derivative instrument.

Other Contractual Obligations and Commercial Commitments

During 2011, deferred executive compensation under our deferred compensation agreements was earned and the Company made payments of $0.8 million on mature deferred compensation plans.  The Company expects to pay $1.0 million on the mature deferred compensation plans in 2012.

Capital expenditures for 2011 totaled $5.1 million, compared to capital expenditures of $4.5 million in 2010.  For 2011, $3.6 million of capital expenditures were funded through operations, $970,000 through a capital contribution, $277,000 through proceeds of asset sales, and $230,000 paid by lessor.  Capital expenditures are anticipated to be approximately $5.0 million for 2012, primarily for new retail stores, a Point Of Sale system, existing retail store upgrades, leasehold improvements, software enhancements, and information technology upgrades.

Factors Affecting Future Performance

Our financial operations have been affected by the recent economic downturn.  Other factors that could adversely affect our operations include increases in operating costs, fuel shortages and substantial increases in propane and gasoline prices.  Such events could cause declines in advertisements, club enrollment and retail spending.  We are unable to predict at what point fluctuating fuel prices may begin to adversely impact revenues or cash flow.  We believe we will be able to partially offset any cost increases with price increases to our members along with certain cost reducing measures.

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

Accounts Receivable

We estimate the collectability of our trade receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer.  Changes in required reserves have been recorded in recent periods and may occur in the future due to the market conditions and the economic environment.

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

Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with accounting guidance on accounting for the impairment or disposal of long-lived assets.  We assess the fair value of the assets based on the future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.  When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.

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

We performed an annual goodwill impairment test as required and there were no goodwill impairment indicators for our other reporting units.  Based on the results of the annual impairment tests, we determined that no indicators of goodwill impairment existed for the other reporting units as of December 31, 2011.  However, future goodwill impairments tests could result in a charge to earnings.  We will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

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

Derivative Financial Instruments

The Company accounts for derivative instruments and hedging activities in accordance with accounting guidance for accounting for derivative instruments and hedging activities.  All derivatives are recognized on the balance sheet at their fair value.  On the date that the Company enters into a derivative contract, management formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

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

Due to the issuance of fixed rate date to replace the existing variable rate debt in November 2010, the interest rate swaps no longer qualify as cash flow hedges.  As a result, the net loss included in other comprehensive loss of $6.5 million as of November 30, 2010 was reclassed to earnings and all future changes in the fair value of the interest rate swaps will be included in earnings.

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

Interest Rate Sensitivity Analysis

At December 31, 2011, we had debt totaling $337.4 million, net of $6.1 million in original issue discount, comprised of $10.5 million of variable rate debt, and $326.9 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact less than $0.1 million.

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

Disclosure Regarding Forward Looking Statements

This filing contains statements that are “forward looking statements,” and includes, among other things, discussions of our business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions.  Forward looking statements are included in “Business- General,” “Business- Industry Overview,” “Business- Our Competitive Strengths,” “Business- Our Strategy,” “Business- Membership Clubs,” “Business- Membership Products and Services,” “Business- Retail,” “Business- Marketing,” “Business- Operations,” “Business- Information Support Services,” “Business- Media,” “Business- Regulation,” “Business- Competition,” “Risk Factors,” “Legal Proceedings,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Although we believe that the expectations reflected in such forward looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, the number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results.  All phases of our operations are subject to a number of uncertainties, risks and other influences, including consumer spending, fuel prices, general economic conditions, regulatory changes, changes in interest rates, availability of debt financing in capital markets and competition, many of which are outside our control, any one of which, or a combination of which, could materially affect the results of our operations and whether the forward looking statements made by us ultimately prove to be accurate.  Reference is made to Item 1A relating to Risk Factors applicable to us.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statement schedules have been omitted since the required information is included in the consolidated financial statements, the Notes thereto or because such information is not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Good Sam Enterprises, LLC

We have audited the accompanying consolidated balance sheets of Good Sam Enterprises, LLC and its subsidiaries (the “Company,” as described in Note 1), a wholly owned subsidiary of Affinity Group Holdings, LLC, as of December 31, 2011 and 2010, and the related consolidated statement of operations, stockholders’ or member’s deficit and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Good Sam Enterprises, LLC and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 16, 2012

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010 (IN THOUSANDS, EXCEPT SHARE/UNIT AMOUNTS)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,275	$15,363
Accounts receivable, less allowance for doubtful accounts of $2,086 in 2011 and $3,770 in 2010	32,972	30,215
Note from affiliate	3,117	-
Inventories	56,558	52,673
Prepaid expenses and other assets	11,792	14,594
Total current assets	124,714	112,845

PROPERTY AND EQUIPMENT, net	22,563	27,231
NOTE FROM AFFILIATE	4,587	4,508
INTANGIBLE ASSETS, net	14,715	20,852
GOODWILL	49,944	49,944
OTHER ASSETS	6,440	6,638
Total assets	$222,963	$222,018

LIABILITIES AND STOCKHOLDER’S OR MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$18,050	$11,041
Accrued interest	3,989	4,148
Accrued income taxes	2,263	1,712
Accrued liabilities	27,519	28,604
Deferred revenues and gains	54,870	56,589
Current portion of long-term debt	12,422	107
Total current liabilities	119,113	102,201

DEFERRED REVENUES AND GAINS	30,979	33,800
LONG-TERM DEBT, net of current portion	325,028	332,124
OTHER LONG-TERM LIABILITIES	1,639	6,066
	476,759	474,191

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S OR MEMBER’S DEFICIT:
Membership units, 2,000 units issued and outstanding	1	-
Common stock, $.001 par value, 2,000 shares authorized, 2,000 shares issued and outstanding	-	1
Stockholder or member contributions	74,000	73,030
Accumulated deficit	(327,797)	(325,204)
Total stockholder’s or member’s deficit	(253,796)	(252,173)
Total liabilities and stockholder’s or member’s deficit	$222,963	$222,018

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (IN THOUSANDS)

	2011	2010	2009

REVENUES:
Membership services	$147,806	$146,274	$142,147
Media	51,232	53,844	59,061
Retail	282,366	270,551	270,573
	481,404	470,669	471,781

COSTS APPLICABLE TO REVENUES:
Membership services	81,521	85,211	84,826
Media	39,803	40,584	46,079
Retail	167,431	157,574	164,510
	288,755	283,369	295,415

GROSS PROFIT	192,649	187,300	176,366

OPERATING EXPENSES:
Selling, general and administrative	130,845	126,577	128,917
Goodwill impairment	-	-	46,884
Financing expense (recovery)	(19)	14,364	2,607
Depreciation and amortization	16,512	18,536	21,076
	147,338	159,477	199,484

INCOME (LOSS) FROM OPERATIONS	45,311	27,823	(23,118)

NON-OPERATING ITEMS:
Interest income	550	499	517
Interest expense	(45,221)	(39,231)	(30,873)
Gain (loss) on derivative instrument	3,899	(6,680)	745
Gain (loss) on debt restructure	-	(2,678)	4,678
Gain (loss) on sale of assets	632	1	(604)
Other non-operating income (expense), net	-	-	(659)
	(40,140)	(48,089)	(26,196)

INCOME (LOSS) FROM OPERATIONS BEFORE
INCOME TAXES	5,171	(20,266)	(49,314)

INCOME TAX (EXPENSE) BENEFIT	(1,264)	1,493	10,366

NET INCOME (LOSS)	$3,907	$(18,773)	$(38,948)

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S OR MEMBER’S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(IN THOUSANDS, EXCEPT SHARE/UNIT AMOUNTS)

							Accumulated
					Stockholder		Other
	Common Stock		Member Units		or Member	Accumulated	Comprehensive
	Units	Amount	Units	Amount	Contributions	Deficit	Loss	Total
BALANCES AT JANUARY 1, 2009	2,000	$1	-	$-	$81,005	$(257,183)	$(10,337)	$(186,514)

Dividends	-	-	-	-	-	(7,900)	-	(7,900)
Contributions	-	-	-	-	8,500	-	-	8,500

Unrealized gain on interest rate swap	-	-	-	-	-	-	3,337	3,337
Net loss	-	-	-	-	-	(38,948)	-	(38,948)
Total comprehensive loss	-	-	-	-	-	-	-	(35,611)

BALANCES AT DECEMBER 31, 2009	2,000	1	-	-	89,505	(304,031)	(7,000)	(221,525)

Dividends	-	-	-	-	(34,073)	(2,400)	-	(36,473)
Contributions	-	-	-	-	17,598	-	-	17,598

Unrealized gain on interest rate swap	-	-	-	-	-	-	191	191
Gain on interest rate swap reclassified into earnings	-	-	-	-	-	-	6,809	6,809
Net loss	-	-	-	-	-	(18,773)	-	(18,773)
Total comprehensive loss	-	-	-	-	-	-	-	(11,773)

BALANCES AT DECEMBER 31, 2010	2,000	1	-	-	73,030	(325,204)	-	(252,173)

Dividends	-	-	-	-	-	(6,500)	-	(6,500)
Contributions	-	-	-	-	970	-	-	970
Net income	-	-	-	-	-	3,907	-	3,907
Change in form of organization from a corporation to a limited liability company	(2,000)	(1)	2,000	1	-	-	-	-

BALANCES AT DECEMBER 31, 2011	-	$-	2,000	$1	$74,000	$(327,797)	$-	$(253,796)

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 (IN THOUSANDS)

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,907	$(18,773)	$(38,948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax provision	-	-	4,569
Depreciation	9,748	10,927	12,358
Amortization	6,764	7,609	8,718
Impairment loss on goodwill	-	-	46,884
(Gain) loss on derivative instrument	(3,899)	6,680	(745)
Provision for losses on accounts receivable	808	1,754	2,945
Deferred compensation	-	3,074	-
Gain on sale of publications	(667)	-	-
(Gain) loss on sale of assets	35	(1)	604
(Gain) loss on debt restructure	-	2,678	(4,678)
Accretion of original issue discount	861	1,277	-
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	(3,365)	352	4,925
Inventories	(3,885)	(2,752)	7,216
Prepaid expenses and other assets	1,976	(1,398)	(4,254)
Accounts payable	7,009	(12,754)	(155)
Accrued and other liabilities	(1,451)	(3,649)	(19,943)
Deferred revenues and gains	(3,278)	(5,946)	(89)
Net cash provided by (used in) operating activities	14,563	(10,922)	19,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,900)	(4,543)	(3,190)
Net proceeds from sale of assets	277	662	29
Cash (paid) received on loans to affiliate	(3,196)	329	-
Net cash used in investing activities	(7,819)	(3,552)	(3,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(6,500)	(36,473)	(7,900)
Contribution from parent	970	-	8,500
Restricted cash	-	8,058	(8,058)
Borrowings on long-term debt	21,678	485,887	28,089
Payment of debt issue costs	(699)	(17,481)	(2,541)
Principal payments of long-term debt	(17,281)	(418,794)	(36,304)
Net cash (used in) provided by financing activities	(1,832)	21,197	(18,214)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,912	6,723	(1,968)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,363	8,640	10,608

CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,275	$15,363	$8,640

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.         Principles of Consolidation – The consolidated financial statements include the accounts of Good Sam Enterprises, LLC (“GSE”), its predecessors, and its subsidiaries (collectively the “Company”), presented in accordance with U.S. generally accepted accounting principles, (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission.  Affinity Group Holding, LLC, a Delaware corporation (“AGHI”), is the direct parent of the Company.  Certain balances in the prior year consolidated financial statements were reclassified to conform with the current year presentation.  The ultimate parent company of AGHI is AGI Holding Corp. (“AGHC”), a privately-owned corporation.  On March 2, 2011, Affinity Group, Inc. (“AGI”) and AGHI converted the form of their organization from corporations to limited liability companies, and their names were changed to Affinity Group, LLC and Affinity Group Holding, LLC, respectively.  On May 2, 2011, Affinity Group, LLC changed its name to Good Sam Enterprises, LLC by filing a Certificate of Amendment to its Certificate of Organization with the Secretary of State of Delaware.

Description of the Business – The Company is a membership-based direct marketing company which sells club memberships, products, services, and publications to selected affinity groups primarily in North America.  The Company markets club memberships, merchandise and services to RV owners, and camping and golf enthusiasts.  In addition, the Company operates 82 retail stores and a mail order business selling RV accessories, supplies and services through its wholly-owned subsidiary, Camping World, Inc. (“Camping World”).  The stores are located throughout the United States.  The Company also operates consumer shows and publishes magazines, directories and books.

Use of Estimates – The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Fair Value Measurement – Fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.  See Note 9 – Fair Value Measurements.

Cash, Cash Equivalents and Restricted Cash – The Company considers all short-term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents.  The carrying amount approximates fair value because of the short-term maturity of these instruments.  At December 31, 2009, the Company had restricted cash of $8.1 million.  The restricted cash included $6.1 million held in escrow to backstop the letters of credit and $2.0 million held in escrow in lieu of issuing a letter of credit and was released from restriction in 2010.  The restricted cash is treated as financing activities in the Company’s Consolidated Statement of Cash Flows.  There were no restrictions on cash at December 31, 2011 or 2010.

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

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment – Property and equipment are recorded at cost.  The Company reviews its property, plant and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Depreciation of property and equipment is provided using the straight-line method over the following estimated useful lives of the assets:

Years
Leasehold improvements	3-27
Furniture and equipment	3-12
Software	3-5

Leasehold improvements are amortized over the useful lives of the assets or the remaining term of the respective lease, whichever is shorter.

Goodwill and Other Intangible Assets – Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present (See Note 3 – Goodwill and Intangible Assets).  The finite-lived intangible assets consisting of membership customer lists, non-compete and deferred consulting agreements, and deferred financing costs with weighted average useful lives of approximately 6 years, 15 years and 6 years, respectively.

Long-lived Assets - Long-lived assets, including capitalized software costs, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the asset is less than the carrying value.

Self-insurance Program – Self-insurance accruals for workers compensation and general liability programs are calculated by a third party and are based on claims filed and include estimates for claims incurred but not yet reported.  Projections of future loss are inherently uncertain because of the random nature of insurance claims occurrences and could be substantially affected if future occurrences and claims differ significantly from these assumptions and historical trends.

Long-term Debt – The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.  The fair value of the Company’s total long-term debt was $326.3 million as of December 31, 2011.

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

Membership revenue is generated from annual, multi-year and lifetime memberships.  The revenue and expenses associated with these memberships are deferred and amortized over the membership period.  For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit, typically three months based on historical actual response rates.  Renewal expenses are expensed at the time related materials are mailed.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.  At December 31, 2011 and 2010, $5.6 million and $5.8 million of advertising expenses have been capitalized as direct-

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

response advertising, of which $3.0 million and $3.1 million, respectively, were reported as assets and $2.6 million and $2.7 million, respectively, were reported net of related deferred revenue.  Advertising expenses for 2011, 2010 and 2009 were $28.4 million, $24.6 million, and $25.1 million, respectively.

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

Shipping and Handling Fees and Costs – The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of cost applicable to revenues.  At December 31, 2011, 2010 and 2009, $7.0 million $5.7 million and $5.2 million of shipping and handling fees, respectively, were included in the Retail segment as revenue.

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

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge (a “swap”), to the extent that the hedge is effective, are recorded in accumulated other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction.  The Company measures effectiveness of the swap at each quarter end using the Hypothetical Derivative Method.  Under this method, hedge effectiveness is measured based on a comparison of the change in fair value of the actual swap designated as the hedging instrument and the change in fair value of the hypothetical swap which would have the terms that identically match the critical terms of the hedged cash flows from the underlying debt.  The amount of ineffectiveness, if any, recorded in earnings would be equal to the excess of the cumulative change in the fair value of the swap over the cumulative change in the fair value of the plain vanilla swap, as defined in the accounting literature.  The Company’s derivatives that are not designated and do not qualify as hedges are adjusted through current earnings.  See Note 8 - Interest Rate Swap Agreements.

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

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes the tax benefit from an uncertain tax position in accordance with accounting guidance on accounting for uncertainty in income taxes.  The Company reversed $13.2 million of its liability for unrecognized tax benefits in the third quarter of 2009 and the remainder in the third and fourth quarter of 2010 due to statute expirations.  See Note 7 – Income Taxes.

Major Customers – Included in the Membership Services segment is revenue of $14.6 million, $18.1 million, and $16.8 million, for the years 2011, 2010 and 2009, respectively, which was received under contracts from one customer of the Company.

Recent Accounting Pronouncements - In January 2011, the Company was required to adopt a newly issued accounting standard which requires additional disclosure requiring an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than a single amount.  As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position, results of operations or cash flows.

In June 2011, a new accounting standard was issued that amends the disclosure requirements for the presentation of other comprehensive income (“OCI”) in the financial statements, including elimination of the option to present OCI in the statement of stockholder’s or member’s deficit.  As a result of this new standard, OCI and its components will be required to be presented for both interim and annual periods in a single continuous financial statement, the statement of comprehensive income, or in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement of OCI.  In addition, items that are reclassified from OCI to net income must be presented on the face of the financial statement.  This new standard is required to be applied retrospectively beginning in 2012.  The Company does not anticipate the adoption of this standard will have a significant impact on its financial statements.

2.        PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2011	2010

Building and improvements	$17,520	$16,442
Furniture and equipment	72,768	71,211
Software	26,830	25,549
Systems development and construction in progress	2,261	1,713
	119,379	114,915
Less: accumulated depreciation and amortization	(96,816)	(87,684)
	$22,563	$27,231

3.        GOODWILL AND INTANGIBLE ASSETS

The following is a summary of changes in the Company’s goodwill by business segment, for the years ended December 31, 2011 and 2010 (in thousands):

	Membership Services	Media	Retail	Consolidated

Gross goodwill	$56,030	$46,884	$47,601	$150,515
Impairment prior to January 1, 2010	(6,086)	(46,884)	(47,601)	(100,571)
Balance as of January 1, 2010	$49,944	$-	$-	$49,944
Impairment	-	-	-	-
Balance as of December 31, 2010	49,944	-	-	49,944
Impairment	-	-	-	-
Balance as of December 31, 2011	$49,944	$-	$-	$49,944

Finite-lived intangible assets and related accumulated amortization consisted of the following at December 31 (in thousands):

		2011
		Accumulated
	Gross	Amortization	Net

Membership and customer lists	$31,909	$(29,288)	$2,621
Non-compete and deferred consulting agreements	18,275	(18,014)	261
Deferred financing costs	15,400	(3,567)	11,833
	$65,584	$(50,869)	$14,715

		2010
		Accumulated
	Gross	Amortization	Net

Membership and customer lists	$35,355	$(29,556)	$5,799
Non-compete and deferred consulting agreements	18,650	(17,302)	1,348
Deferred financing costs	14,701	(996)	13,705
	$68,706	$(47,854)	$20,852

The aggregate future five-year amortization of finite-lived intangibles at December 31, 2011 is as follows (in thousands):

2012	$5,325
2013	2,675
2014	2,473
2015	2,213
2016	2,029
Thereafter	-
Total	$14,715

Under accounting guidance for goodwill and other intangible assets, goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value.  The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 15 - Segment Information.  The determination of fair value for a reporting unit involves the use of assumptions and estimates such as the future

3.                        GOODWILL AND INTANGIBLE ASSETS (continued)

performance of the operations of the reporting unit and discount rates used to determine the current value of expected future cash flows of the reporting unit.  Any change in these assumptions and estimates, and other factors such as inflation rates, competition and general economic conditions, could cause the calculated fair value of the operating unit to decrease significantly.

The Company performed an annual goodwill impairment test as required and determined that no indicators of goodwill impairment existed in any reporting units as of December 31, 2011.  However, future goodwill impairments tests could result in a charge to earnings.  The Company will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

4.                        LONG-LIVED ASSETS

In 2005, the Company’s immediate parent, Affinity Group Holding, LLC (“AGHI” or “Parent”) issued $88.2 million principal amount of its 10-7/8% Senior Notes due 2012 (the “AGHI Notes”) and contributed the net proceeds, approximately $81.0 million, to the Company and in turn, the Company made an equity contribution to Camping World.  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. that created a new wholly-owned subsidiary named CWFR Capital Corp. (“CWFR”) which was an “unrestricted subsidiary” under the indenture governing the GSE Senior Notes (“GSE Senior Notes Indenture”) pursuant to which the Company issued the GSE Senior Notes (see Note 6 – Long-Term Debt), and made an equity capital contribution to CWFR in an equal amount to the capital contribution that it received from Camping World.  Since CWFR continues as an unrestricted subsidiary under the indenture governing the Senior Secured Notes (“Senior Secured Notes Indenture”) pursuant to which the Senior Secured Notes were issued on November 30, 2010 (see Note 6 – Long-Term Debt), its operations are not restricted by the Senior Secured Notes Indenture.  CWFR used the proceeds from the equity capital contribution to acquire the FreedomRoads Preferred Interest.  FreedomRoads Holding Company, LLC (FreedomRoads”) was then owned 90% by the Stephen Adams Living Trust, which also indirectly owns 100% of the outstanding capital stock of AGHC and indirectly AGHI.

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

5.                        ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2011	2010

Compensation and benefits	$8,448	$9,174
Other accruals	19,071	19,430
	$27,519	$28,604

6.                         LONG-TERM DEBT

The following reflects outstanding long-term debt as of December 31 (in thousands):

	2011	2010

11.5% Senior Secured Notes	$ 326,944	$ 326,083
Camping World Credit Facility	10,506	6,041
Other long-term obligations	-	107
	337,450	332,231
Less: current portion	(12,422)	(107)
	$ 325,028	$ 332,124

Senior Secured Notes

On November 30, 2010, the Company issued $333.0 million of 11.5% senior secured notes due 2016 (the “Senior Secured Notes”) at an original issue discount of $6.9 million, or 2.1%.  Interest on the Senior Secured Notes is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the outstanding 9% senior subordinated notes due 2012 (the “GSE Senior Notes”) in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under the Company’s existing senior secured credit facility (the “2010 Senior Credit Facility”) in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to the Company’s direct parent, Affinity Group Holding, LLC, (“Parent”), to enable Parent, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of December 31, 2011, an aggregate of $333.0 million of Senior Secured Notes remain outstanding.

The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries.  All of the Company’s subsidiaries other than CWFR are designated as restricted subsidiaries, and CWFR constitutes our only “unrestricted subsidiary”.  In the event of a bankruptcy, liquidation or reorganization of an unrestricted subsidiary, holders of the indebtedness of an unrestricted subsidiary and their trade creditors are generally entitled to payment of their claims from the assets of an unrestricted subsidiary before any assets are made available for distribution to us.  As a result, with respect to assets of unrestricted subsidiaries, the Senior Secured Notes are structurally subordinated to the prior payment of all of the debts of such unrestricted subsidiaries.

The Senior Secured Notes Indenture limits the Company’s ability to, among other things, incur more debt, pay dividends or make other distributions to the Company’s Parent, redeem stock, make certain investments, create liens, enter into transactions with affiliates, merge or consolidate, transfer or sell assets and make capital expenditures.

Subject to certain conditions, the Company is required to offer to redeem Senior Secured Notes at 101% of principal amount tendered for redemption in an aggregate amount of the Excess Cash Flow Amount (as defined in the indenture governing the Senior Secured Notes (the “Senior Secured Indenture”)) for the respective period.  For the calendar year ended December 31, 2011, the Excess Cash Flow Amount is the greater of $7.5 million or 75% of the Excess Cash Flow (as defined in the Senior Secured Notes Indenture).  For each six month period ending on June 30 beginning June 30, 2012, the minimum Excess Cash Flow Amount is $5.0

6.                         LONG-TERM DEBT (continued)

million if the then outstanding aggregate principal amount of the Senior Secured Notes exceeds $233.0 million or $1.0 million if the then outstanding aggregate principal amount of the Senior Secured Notes is $233.0 million or less (such amount called the “Minimum Excess Cash Flow”).  For the calendar years commencing with the calendar year ended December 31, 2012, the Excess Cash Flow Amount is the greater of (i) the Minimum Excess Cash Flow Amount, or (ii) (x) 75% of Excess Cash Flow for such annual period, minus (y) the Minimum Excess Cash Flow Amount for the immediately preceding six months period ending on June 30.  On February 27, 2012, the Company completed an excess cash flow offer to purchase $7.4 million in principal amount of the Company’s outstanding Senior Secured Notes.  The Senior Secured Notes were purchased by the Company and retired on February 27, 2012.

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

CW Credit Facility

On March 1, 2010, our wholly-owned subsidiary, Camping World, Inc. entered into the CW Credit Facility providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility initially matured on the earlier of March 1, 2013, 60 days prior to the date of maturity of the 2010 Senior Credit Facility, or 120 days prior to the earlier date of maturity of the GSE Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floated at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  On December 30, 2010, the CW Credit Facility was amended to extend the maturity to September 1, 2014, to decrease the interest rate margin to 2.75%, to remove the 1% LIBOR floor, to increase the revolving loan commitment amount from $12.0 million to $20.0 million, with a $5.0 million sublimit for letters of credit, and to decrease the letters of credit commitment from $10.0 million to $5.0 million.

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  As of December 31, 2011, the average interest rate on the CW Credit Facility was 3.02%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company entered into the Intercreditor Agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.  As of December 31, 2011, $10.5 million of CW Credit Facility remains outstanding and $7.1 million of letters of credit were issued.

6.                           LONG-TERM DEBT (continued)

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at December 31, 2011.

2010 Senior Credit Facility

On March 1, 2010, the Company entered into the Second Amended and Restated Credit Agreement (the “2010 Senior Credit Facility”) to refinance the Amended and Restated Credit Agreement and the Senior Secured Floating Rate Note Purchase Agreement dated June 24, 2003, as amended, (“2003 Senior Credit Facility”) ($128.9 million aggregate principal amount outstanding as at December 31, 2009) which was scheduled to mature on March 31, 2010, the second lien loan (“Second Lien Loan”) ($9.7 million aggregate principal amount outstanding as at December 31, 2009) due July 31, 2010, and the loans from SA Holding, LLC (“SA Loans”) ($1.0 million aggregate principal amount outstanding as at December 31, 2009).  The 2010 Senior Credit Facility provided for term loans aggregating $144.3 million, including an original issue discount of 2%, that were payable in quarterly installments of $360,750 beginning March 1, 2011.  On November 30, 2010, the 2010 Senior Credit Facility was paid in full from a portion of the proceeds of the Senior Secured Notes.

2003 Senior Credit Facility

On June 24, 2003, the Company entered the 2003 Senior Credit Facility.  The 2003 Senior Credit Facility was subsequently amended on March 3, 2006, June 8, 2006, February 27, 2007 and June 5, 2009, and provides for term loans (“Term Loans”) in the aggregate of $140.0 million and a revolving credit facility of $25.0 million.  The 2003 Senior Credit Facility was secured by virtually all of the Company’s assets and a pledge of the Company’s stock and the stock of its subsidiaries.  On March 1, 2010, the 2003 Senior Credit Facility was paid in full from a portion of the borrowings under the 2010 Senior Credit Facility.

Second Lien Loan

Concurrent with the June 5, 2009 amendment to the 2003 Senior Credit Facility, the Company obtained the Second Lien Loan, the net proceeds of which were used to purchase $14.6 million in principal amount of GSE Senior Notes.  The Second Lien Loan carried an interest rate of 9.0% and was scheduled to mature on July 31, 2010.  On March 1, 2010, the Second Lien Loan was paid in full from the proceeds of the 2010 Senior Credit Facility.

Shareholder Loans

The June 2009 Amendment to the 2003 Senior Credit Facility also requires the commitment of Stephen Adams, AGHI’s ultimate shareholder, to cause loans to be made to the Company in amounts equal to the cash interest payments on $16.0 million in aggregate principal amount of the term loans.  In connection with that requirement, on June 10, 2009, the Company entered into a loan agreement with SA Holding, LLC, (“SA Holding”), which is owned by Stephen Adams, pursuant to which SA Holding agreed to loan to the Company the SA Loans in amounts equal to the cash interest payments on $16.0 million in aggregate principal amount of term loans.  The SA Loans matured and were repaid on March 1, 2010 from the proceeds of the 2010 Senior Credit Facility.

GSE Senior Notes

In February 2004, the Company issued $200.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2012 (the “GSE Senior Notes”).  The Company completed a registered

6.                             LONG-TERM DEBT (continued)

exchange of the GSE Senior Notes under the Securities Act of 1933 in August 2004.  On June 8, 2006, the Company amended the 2003 Senior Credit Facility to permit the Company to purchase up to $30.0 million of the GSE Senior Notes from time to time as and when the Company determines.  The Company purchased $29.9 million of the GSE Senior Notes at various times from June 2006 through August 2006.  On February 27, 2007, the Company amended the 2003 Senior Credit Facility to extend the maturity of the revolving credit facility from June 24, 2008 to June 24, 2009, increase the consolidated senior leverage ratio from 1.9 to 3.5 times EBITDA, as defined, and fix the consolidated total leverage ratio at 5.0 times EBITDA, as defined.  Further, the amendment permitted the Company to repurchase up to an additional $50.0 million of the GSE Senior Notes from time to time as and when the Company determines through the issuance of additional term loans of up to $50.0 million.  On March 8, 2007, the Company purchased $17.7 million of the GSE Senior Notes.  The Company funded the purchase through the issuance of the $25.0 million in additional incremental term loans as permitted under the February 27, 2007 amendment to the 2003 Senior Credit Facility.  The balance of the $25.0 million issued was used to pay down the Company’s revolving credit facility by $6.5 million and to pay associated loan fees and transaction expenses.  The GSE Senior Notes were repaid in full on November 30, 2010 from a portion of the proceeds of the Senior Secured Notes.

AGHI Notes

On March 24, 2005 in a private placement, the Company’s parent, AGHI, issued $88.2 million principal amount of its 10-7/8% senior notes due 2012 (the “AGHI Notes”) at a $3.2 million original issue discount.  AGHI completed a registered exchange of the AGHI Notes under the Securities Act of 1933 on June 8, 2005.  The AGHI Notes were unsecured obligations of AGHI, and neither the Company nor its subsidiaries had guaranteed payment of principal or interest on the AGHI Notes.  On November 30, 2010, the Company made a distribution to AGHI, to enable AGHI, together with other funds contributed to AGHI, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding AGHI Notes.

Total Long-Term Debt - The aggregate future maturities of long-term debt at December 31, 2011 were as follows (in thousands):

2012	$ 12,422
2013	10,000
2014	20,506
2015	10,000
2016	284,522
Thereafter	-
Total	$ 337,450

7.                        INCOME TAXES

The components of the Company’s income tax expense (benefit) from operations for the year ended December 31, consisted of (in thousands):

	2011	2010	2009
Current:
Federal	$ 396	$ 102	$ -
State	671	92	20
Deferred:
Federal	181	(1,477)	(9,548)
State	16	(210)	(838)
Income tax expense (benefit)	$ 1,264	$ (1,493)	$ (10,366)

A reconciliation of income tax expense (benefit) from operations to the federal statutory rate for the year ended December 31 is as follows (in thousands):

	2011	2010	2009

Income taxes computed at federal statutory rate	$1,810	$(7,093)	$(17,260)
State income taxes - net of federal benefit	826	(516)	(1,479)
Other differences:
Federal alternative minimum tax	396	102	-
Book (income) loss for S-corporation not subject to tax	(4,397)	9,771	15,579
Change in reserve in uncertain tax positions including related interest	-	(1,839)	(15,154)
Goodwill written off	-	-	-
Increase (decrease) of valuation allowance	2,432	(2,069)	7,710
Other	197	151	238
Income tax expense (benefit)	$1,264	$(1,493)	$(10,366)

7.                        INCOME TAXES (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards.  Significant items comprising the net deferred tax asset at December 31 are (in thousands):

	2011	2010
Deferred tax liabilities:
Accelerated depreciation	$(1,717)	$(2,600)
Prepaid expenses	(287)	(219)
Deferred tax gain	(1,620)	(11,790)
Other	(84)	(80)
	(3,708)	(14,689)

Deferred tax assets:
Investment impairment	30,784	30,784
Gift cards	592	749
Deferred revenues	1,008	952
Accrual for employee benefits and severance	444	505
AMT credit	498	-
Net operating loss carryforward	2,928	11,364
Claims reserves	379	496
Intangible assets	358	399
Deferred book gain	1,997	2,128
Other reserves	2,556	2,414
	41,544	49,791

Valuation allowance	(37,836)	(35,102)

Net deferred tax liabilities	$-	$-

Effective January 1, 2006, the Company received approval from the Internal Revenue Service for a change in tax status to an S corporation which included AGHC and all its subsidiaries with the exception of Camping World and its wholly-owned subsidiaries, which are to remain Subchapter C corporations.  At December 31, 2011, Camping World and its subsidiaries had a net operating loss carryforward of approximately $7.7 million, which will be able to offset future taxable income.  If not used, the net operating loss carryforward will expire in 2029 and 2030.  The valuation allowance for deferred taxes was increased by $2.7 million as the Company’s net deferred tax assets increased during the year and the Company continues to maintain a full valuation allowance as it was determined that the Company would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement.  The amount of unrecognized tax benefits (“UTBs”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination.  At the date of adoption, the Company had $14.2 million of unrecognized tax benefits.  The Company reversed its remaining liability for unrecognized tax benefits in the third and fourth quarter of 2010 due to statute expirations.

7.                        INCOME TAXES (continued)

The following table summarizes the activity related to unrecognized tax benefits:

	2011	2010	2009
Balance at January 1, 2011	$-	$1,339	$14,493
Gross increases in unrecognized tax benefits due to prior year positions	-	-	-
Gross decreases in unrecognized tax benefits due to prior year positions	-	-	-
Gross increases in unrecognized tax benefits due to current year positions	-	-	-
Gross decreases in unrecognized tax benefits due to current year positions	-	-	-
Gross decreases in unrecognized tax benefits due to settlements with taxing authorities	-	-	-
Gross decreases in unrecognized tax benefits due to statute expirations	-	(1,339)	(13,154)
Other	-	-	-
Unrecognized tax benefits at December 31, 2011	$-	$-	$1,339

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision.  The Company reversed accrued interest and penalties of $0.5 million and $2.0 million related to decreases in unrecognized tax benefits during 2010 and 2009, respectively, due to statute expirations.  The amount was included in Other Long-term Liabilities.

The Company and its subsidiaries file income tax returns in the U.S. and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2007.

8.                        INTEREST RATE SWAP AGREEMENTS

The Company is exposed to certain risks related to its business operations.  The primary risks that the Company managed by using derivatives is interest rate risk.  The Company uses financial instruments, including interest rate swap agreements, to reduce the Company’s risk to this exposure.  The Company does not use derivatives for speculative trading purposes and are not a party to leveraged derivatives.  The Company recognizes all of their derivative instruments as either assets or liabilities at fair value.  Fair value is determined in accordance with the accounting guidance for Fair Value Measurements.  See Note 9 – Fair Value Measurements.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.  For derivatives designated as hedges under the accounting guidance for derivative instruments and hedging activities, the Company formally assesses, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.  The Company’s derivatives that are not designated and do not qualify as hedges under the accounting guidance for derivative instruments and hedging activities are adjusted to fair value through current earnings.

Effective January 1, 2009, the Company adopted the provisions of the new accounting guidance for disclosures about derivative instruments and hedging activities.  The guidance requires that the objectives for using derivative instruments be disclosed to better convey the purpose of

8.                        INTEREST RATE SWAP AGREEMENTS (continued)

derivative use in terms of the risks that the Company is intending to manage.  This standard also requires disclosure of how derivatives and related hedged items are accounted for and how they affect the Company’s financial statements.  The adoption of the new guidance did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.428% at December 31, 2011 based upon the October 31, 2011 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.428% at December 31, 2011 based upon the October 31, 2011 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of variable interest rates on the Company’s floating rate debt.  The interest rate swap agreements were originally designated as cash flow hedges of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, the effective portion of gains and losses on the fair value of the interest rate swap agreements were previously reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.

Due to the potential sale of Camping World, in the fourth quarter of 2008, a highly effective hedge on the cash flows related to the $35.0 million outstanding debt by the $35.0 million notional amount interest rate swap agreement was deemed to be no longer probable.  As a result, changes in the value of the $35.0 million interest rate swap agreement are included in earnings as a gain (loss) on derivative instrument beginning on October 1, 2008.  Included in other comprehensive loss at December 31, 2009 is $0.4 million related to changes in the fair value of the $35.0 million interest rate swap prior to October 1, 2008 which was being amortized over the remaining life of the interest rate swap and included in earnings as a gain (loss) on derivative instrument.  On June 11, 2009, the Company partially terminated the $35.0 million interest rate swap, subject to a partial termination fee of $0.6 million which was expensed.  The notional amount was reduced to $20.0 million.  All other terms of the interest rate swap agreement remained unchanged.  As a result, the amount included in other comprehensive income related to the $35.0 million interest rate swap was reduced prorata and included in earnings as a gain (loss) on derivative instrument.

Due to the issuance of an option to the shareholder of the ultimate parent of the Company to purchase Camping World, in the second quarter of 2009, which was subsequently terminated, a portion of the highly effective hedge on the cash flow related to the $100.0 million outstanding debt by the $100.0 million notional amount interest rate swap agreement was deemed to be no longer probable.  As a result, changes in the value of the last $20.0 million of the $100.0 million interest rate swap agreement were included in earnings beginning on June 5, 2009.

Due to the issuance of fixed rate debt to replace the existing variable rate debt on November 30, 2010, the interest rate swaps no longer qualify as cash flow hedges as the underlying cash flows being hedged were no longer going to occur.  As a result, the net loss on the fair value of the

8.                        INTEREST RATE SWAP AGREEMENTS (continued)

interest rate swap agreements included in other comprehensive loss of $6.5 million as of November 30, 2010 related to previously effective cash flow hedges was reclassified to earnings as gain (loss) on derivative instrument and all future changes in the fair value of the interest rate swaps will be included in earnings as gain (loss) on derivative instrument.

The following is the location and amounts of derivative instruments fair values in the statement of financial position for derivatives not designated as hedging instruments.

Derivatives not designated		Fair Value as of:
as hedging instruments	Balance Sheet Location	12/31/2011	12/31/2010

Interest rate swap contracts	Accrued liabilities	$(3,871)	$(4,238)
Interest rate swap contracts	Other long-term liabilities	-	(3,532)

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for the years ended December 31, 2011 and 2010 segregated between designated, qualifying hedging instruments and those that are not, and segregated by assets and liabilities as required by the accounting guidance for derivative instruments (in thousands):

	Interest Rate Swap Agreements
	12/31/2011	12/31/2010
Derivatives in Cash Flow Hedging Relationships:
Amount of Gain or (Loss) recognized in OCI on Derivatives	$-	$191
Location of Gain (Loss) recognized on Derivatives	Other Comprehensive Loss

	12/31/2011	12/31/2010
Amount of Gain or (Loss) reclassified from OCI into Statement of Operations (effective portion)	$-	$(345)
Location of Gain (Loss) reclassified from Accumulated OCI into Statement of Operations (effective portion)	Gain (loss) on derivative instrument

	12/31/2011	12/31/2010
Amount of Gain or (Loss) recognized in income on Derivatives (ineffective portion and amount excluded from effectiveness testing)	$-	$(173)

Location of Gain (Loss) recognized in Statement of Operations on Derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) on derivative instrument

	12/31/2011	12/31/2010
Derivatives not designated as hedging instruments:
Amount of Gain (Loss) recognized in income on Statement of Operations	$3,899	$(6,162)
Location of Gain (Loss) recognized in Statement of Operations	Gain (loss) on derivative instrument

8.                        INTEREST RATE SWAP AGREEMENTS (continued)

The fair value of these swaps included in accrued liabilities was $3.9 million, which has also been recorded in the statement of operations in aggregate periods through December 31, 2011.

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

As of December 31, 2011, the Company holds interest rate swap contracts that are required to be measured at fair value on a recurring basis.  The Company’s interest rate swap contracts are not traded on a public exchange.  See Note 8 - Interest Rate Swap Agreements for further information on the interest rate swap contracts.  The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.

In the third quarter of 2009, the Company performed an impairment test of the goodwill and intangible assets of the reporting units of the Company’s RV and powersports publications in the Media segment.  The impairment test indicated that the estimated fair value of these reporting units were less than book value.  The excess of the carrying value over the estimated fair value of these reporting units was primarily due to a decline in advertising revenue leading to lower expected future cash flows for the business. In determining the fair value, the Company used an income valuation approach.  In performing the second step of the goodwill impairment test, the Company allocated the estimated fair values of the reporting units of the Company’s RV and powersports publications determined in step one of the impairment test, to the assets and liabilities of the respective reporting unit in accordance with the accounting guidance for business combinations. The Company measured the impairment for these units to be equal to the carrying value of its goodwill, or $46.9 million.  The fair value of the goodwill in the Media segment is measured on a non-recurring basis, and therefore, the Company has categorized this asset as Level 3.  The Company recorded an impairment charge of $46.9 million in the third quarter of 2009 related to these units, which is part of the Media segment.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the extent of such charge. The Company’s estimates of fair value utilized in goodwill impairment test may be based upon a number of factors, including assumptions about the projected future cash flows, discount rate, growth rate, determination of market comparables, economic conditions, or changes to the Company’s business operations. Such changes may result in impairment charges recorded in future periods.

9.                         FAIR VALUE MEASUREMENTS (continued)

The Company’s liability at December 31, 2011, measured at fair value on a recurring basis subject to the disclosure requirements from accounting guidance, was as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)		Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)

As of December 31, 2011:
Interest Rate Swap Contracts	$(3,871)	$-	$(3,871)	$-
FreedomRoads Preferred Interest	-	-	-	-

As of December 31, 2010:
Interest Rate Swap Contracts	$(7,770)	$-	$(7,770)	$-
FreedomRoads Preferred Interest	-	-	-	-

The fair value of the interest rate swap contracts was calculated using the income method based on quoted interest rates.

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re-measurements to fair value during 2011 and 2010 of assets and liabilities that are not measured at fair value on a recurring basis.

The following table presents the reported carrying value and fair value information for the Company’s Senior Secured Notes, CW Credit Facility.  The fair values shown below for the Senior Secured Notes is based on quoted prices in the market for identical assets (Level 1), and the CW Credit Facility is based on indirect observable inputs (Level 2) (in thousands):

	12/31/2011		12/31/2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
11.5% Senior Secured Notes	$326,944	$326,340	$326,083	$327,173
CW Credit Facility	10,506	10,506	6,041	6,041

10.               COMMITMENTS, CONTINGENCIES

Leases — The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates.  Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 2011 are as follows (in thousands):

	Third Party	Related Party	Total
2012	$17,165	$5,974	$23,139
2013	16,660	5,992	22,652
2014	16,158	5,533	21,691
2015	15,472	4,970	20,442
2016	14,472	2,879	17,351
Thereafter	115,536	3,780	119,316
Total	$195,463	$29,128	$224,591

During 2011, 2010 and 2009, respectively, approximately $23.6 million, $23.2 million and $23.7 million of rent expense was charged to costs and expenses.

10.               COMMITMENTS, CONTINGENCIES (continued)

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s ultimate parent, AGI Holding Corp., for $52.3 million in cash and a note receivable.  The properties have been leased back to the Company on a triple net basis.  Both the sales price and lease rates were based on market rates determined by third party independent appraisers engaged by the mortgage lender and approved by the GSE Senior Credit Facility agent bank.  These leases have an initial term of 25 to 27 years with two five-year options at the then current market rent.  The leases are classified as operating leases in accordance with accounting guidance for accounting for leases.  Land and buildings with a net book value totaling $45.8 million have been removed from the balance sheet.  The transaction resulted in a net gain of $6.1 million consisting of a $12.1 million gain on certain properties and a $6.0 million loss on other properties.  In accordance with accounting principles generally accepted in the United States, the $6.0 million loss was recognized upon the date of sale in 2001 in the statement of operations and the $12.1 million gain was deferred and will be credited to income as rent expense adjustments over the lease terms.  The average net annual lease payments over the lives of the leases were $3.4 million.  As of December 31, 2011, a $7.5 million gain remains and will be recognized over the future lease terms.

On December 29, 2011, AGRP Holding Corp. sold six of the eleven real estate properties to a third party.  The sale of the properties had no affect on the terms of the lease or the associated deferred gain.  The average net annual lease payments over the lives of the five remaining property leases is $1.0 million.

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

11.                   RELATED PARTY TRANSACTIONS

In connection with the Company’s effort to expand the number of Camping World stores by developing retail alliances with RV dealerships across North America, the Company has established 49 Camping World stores alongside or within RV dealerships owned by FreedomRoads, which is controlled by the Chairman of the Company’s Board of Directors,

11.   RELATED PARTY TRANSACTIONS (continued)

Stephen Adams, and the Company expects additional Camping World stores alongside or within such RV dealerships in the future.  At December 31, 2011, the Company leased 40 properties from FreedomRoads, sub-leased three properties to FreedomRoads, and Camping World and FreedomRoads are joint tenants under six leases.  Total payments by the Company to FreedomRoads under these leased properties for 2011 and 2010 were $5.5 million and $5.5 million, respectively, and future commitments under these leases total approximately $24.5 million.  The leases expire at various dates from August 2013 through August 2026.  For 2011 and 2010, lease payments received from FreedomRoads for the three subleased properties were approximately $0.4 million and $0.4 million, respectively, and future payments to be received under this sublease total approximately $1.7 million.  The Company paid FreedomRoads approximately $24.6 million and $21.0 million in 2011 and 2010, respectively, and FreedomRoads paid the Company approximately $32.9 million and $30.8 million in 2011 and 2010, respectively, under the product marketing and sales agreements.  The Company had an outstanding Accounts Receivable balance from FreedomRoads of $8.8 million, consisting of $8.8 million in Accounts Receivable and $0 million in Accounts Payable, at December 31, 2011.

Cooperative Resources Agreement — Pursuant to the terms of the Amended and Restated Cooperative Resources Agreement (“Cooperative Resources Agreement”) dated January 1, 2008, by and between the Company and FreedomRoads Holding Company, Inc. (“FreedomRoads”) and Camping World, FreedomRoads obtained the right to use the Camping World logos, trademarks, and trade names (“CW Marks”).  The Cooperative Resources Agreement provides for a term of twenty-five years, commencing January 1, 2008 and terminating December 31, 2032, and requires payment by FreedomRoads of an annual fee based on revenue, as defined, in exchange for the right to use the CW Marks granted by the Company.  The fee for 2008 was $5.0 million and was paid by FreedomRoads to the Company in the first quarter of 2009.  On December 14, 2009, the Second Amendment to the Amended and Restated Cooperative Resources Agreement eliminated the annual fee payment by FreedomRoads to the Company, provided that FreedomRoads exclusively offer the Company products and services in point of sale customer transactions, and FreedomRoads has agreed to purchase their parts from Camping World.

On December 1, 2009, the Company’s parent company entered into an agreement which grants the Company the right and option (“the “Option”) to purchase FreedomRoads’ “choice model” insurance business for a $2.5 million deposit, paid by the Company, with $2.5 million due on or before December 15, 2011.  The Option shall be exercised on or after May 15, 2012 but before May 15, 2013.  In the event the Option is not exercised, the Company shall have the right to return of the deposit, less costs incurred.  The $2.5 million deposit is reported in Other Assets on the accompanying balance sheet as of December 31, 2011.

On December 14, 2009, the Company paid to FreedomRoads, by agreement, a one-time fee of $1.8 million for the non-exclusive license to access the FreedomRoads database for use in connection with the sale and promotion of RV produces and services for ten years.  Approximately $1.3 million of the access fee remains in Other Non-current Assets and the current portion of $180,000 is reported in prepaid expenses on the accompanying balance sheet as of December 31, 2011.

In October 2010, the Company, Camping World and FreedomRoads Holding Company, LLC (“FreedomRoads”), entered into the Second Amended and Restated Cooperative Resources Agreement pursuant to which the parties, subject to the terms of the amended agreement, make their databases available to the other parties for their respective businesses, and market and

11.    RELATED PARTY TRANSACTIONS (continued)

advertise each other’s businesses in their respective marketing channels.  Pursuant to the amended agreement, for the quarterly license fee specified in the agreement, the Company licenses the use of its Camping World trademarks to FreedomRoads in the United States in connection with the RV sales, service and parts operations of FreedomRoads.  The term of the agreement is for 25 years, subject to certain early termination provisions, including a change of control of any of the parties.  The parties made the amended agreement effective January 1, 2010.

The law firm of Kaplan, Strangis and Kaplan, P.A. (“KSK”) provides ongoing legal services to the Company and certain subsidiaries in connection with various matters. Andris A. Baltins, a member of the Board of Directors, is a member of that firm.  During 2011, 2010 and 2009, KSK received $225,000, $1,117,000, and $920,000 in legal fees from the Company, respectively.

On July 1, 2010, Camping World and Adams Outdoor Advertising Marketing Company entered into an agreement pursuant to which Camping World has the right to use outdoor advertising space at cost on billboards that become available because the billboards would otherwise be vacant. Camping World made a deposit of $1.0 million and, as remnant boards are utilized by Camping World, the usage cost is applied against the deposit. Any unused portion of the deposit is to be returned to Camping World upon termination of the agreement. The agreement may be terminated by either party on 30 days notice.  Adams Outdoor Advertising Marketing Company is controlled by the Chairman of our Board of Directors, Stephen Adams.  No remnant space was used by Camping World and the $1.0 million is included in prepaid expenses as of December 31, 2011.

In 2001, the Company sold certain real estate (the “AGRP Sites”) to subsidiaries of AGRP Holding Corp. (“AGRP”), an entity controlled by Stephen Adams, who indirectly owns a controlling interest in the Company.  The Company leased back the AGRP Sites pursuant to leases (the “Leases”) with initial terms expiring in 2037 through 2039.  As part of such sale and leaseback transaction, (i) the Company and AGRP entered into to a management agreement (the “Management Agreement”) pursuant to which the Company agreed to manage the AGRP Sites on behalf of AGRP and AGRP agreed to pay the Company a management fee (the “Management Fee”) equal in amount to the difference between the base rent payable under the Leases and the amount of AGRP’s debt service for the AGRP Sites and (ii) AGRP issued to the Company its note due December 2011 in the original amount of $4,835,000 (the “Leaseback Note”).

On November 14, 2011, as part of an agreement to amend the Lease pertaining to the Company’s Ventura facility, which amendment affords the Company the right to early termination of its obligations under the Ventura Lease, the Company made a $3.1 million investment in 12% notes of FreedomRoads repayable in November and December 2012.

AGRP’s debt service was scheduled to increase on January 1, 2012 by $506,563 annually, which would have resulted in an annual increase of $506,563 in net rent payable by the Company on the Leases. On December 29, 2011, in consideration of AGRP’s agreement to amend the Management Agreement to provide that the Management Fee payable to the Company by AGRP not be reduced on account of changes in debt service on AGRP’s indebtedness, the Company agreed to extend payment of principal and interest on the Leaseback Note until maturity, whether by acceleration or otherwise, of the Company’s 11.50% Senior Secured Notes Due 2016.

12.               STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for December 31 (in thousands):

	2011	2010	2009
Cash paid (received) during the year for:
Interest	$44,519	$39,494	$32,131
Income taxes	929	226	5

The Company entered into the following non-cash investing and financing transactions:

2011:

In 2011, the Company completed the sales of various publications for approximately $0.5 million, of which $0.3 million was paid at closing date, resulting in a gain of approximately $0.7 million.  Included in the sales were $1.2 million of deferred revenue and $1.0 million of prepaid and other assets related to the sold publications.

In December 2011, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $3.9 million decrease in Accrued Liabilities and Other Long-Term Liabilities and in the statement of operations as a non-cash gain on derivative instruments of $3.9 million.

In the fourth quarter of 2011, the Company incurred $230,000 of leasehold improvements for its media headquarters which was paid by the lessor.  The Company recorded the amount as deferred rent which will be amortized as a reduction to rent expense over the term of the lease and as a leasehold improvement.

2010:

In November 2010, the Company’s parent contributed $14.5 million of the GSE Senior Notes which were subsequently redeemed.  The contribution was recorded as additional paid in capital.

In December 2010, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $0.3 million decrease in Other Long-Term Liabilities and Accrued Liabilities, and a $7.0 million decrease in Other Comprehensive Loss as the interest rate swaps no longer qualify as cash flow hedges due to the issuance of fixed rate date to replace the existing variable rate debt in November 2010.  The decrease in fair value and decrease in other comprehensive loss were included in the statement of operations as a non-cash loss on derivative instruments of $6.7 million.

In December 2010, the Company’s parent contributed the Tax Benefit Receivable of $3.1 million to the Company. The contribution was recorded as additional paid in capital.

2009:

In February 2009, AGHC paid the interest on the AGHI Notes of $6.2 million representing a contribution from AGHC and a payment of interest on the AGHI Notes.

In December 2009, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $4.6 million decrease in Other Long-Term Liabilities and a $3.3 million decrease in Other Comprehensive Loss and ineffective portion in the statement of operations as a non-cash gain on derivative instruments of $0.7 million.

13.   BENEFIT PLAN

Good Sam Enterprises, LLC

The Company sponsored a 401(k) Plan qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over age twenty-one, including the Executive Officers, are eligible to participate in the 401(k) Plan.  Employees who have completed one year of service (minimum of 1,000 hours) are eligible for matching contributions.  For the plan year 2008, the Company elected a Safe Harbor Matching Contribution for the employer match and set the employer match, which vests upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution through July 2, 2008.  Effective July 3, 2008, the Company suspended the employer matching contributions.  Employees may defer up to 60% of their eligible compensation up to Internal Revenue Service limits electing pre-tax contributions or post-tax contributions (Roth contributions). The Company’s did not contribute to the plan in 2011, 2010 or 2009.

Camping World, Inc.

Beginning January 1, 2007, Camping World elected to no longer participate in the Good Sam Enterprises, LLC 401(k) Plan and elected to begin participating in the FreedomRoads 401(k) Defined Contribution Plan, FreedomRewards 401(k) Plan, qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over the age of eighteen, including the Executive Officers are eligible to participate in the 401(k) Plan.  Employees who have completed twelve months of consecutive service are eligible for company match.  For the plan year 2008, the matching contribution schedule was 50% up to the first 6% of eligible compensation.  Company matching contributions followed a six (6) year graded vesting schedule.  Effective June 6, 2008, the Company suspended the employer matching contributions. Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits.  Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits.  The Company’s did not contribute to the plan in 2011, 2010 or 2009.

14.   DEFERRED PHANTOM STOCK COMPENSATION

The Company has deferred compensation agreements with certain officers.  The agreements provide for payment to the officers upon their termination, death, disability, or sale of the Company, and other agreed upon events.  Deferred compensation is included in other long-term liabilities except for amounts expected to be paid in 2012, which have been classified in current liabilities.  This deferred compensation is subject to vesting under the terms of the individual agreements.  Vesting periods range from 33% per year over a three-year period to immediate vesting upon entering an agreement.  The Company incurred deferred compensation expense of $0 million and $3.1 million for 2011 and 2010, respectively.

15.   SEGMENT INFORMATION

The Company’s three principal lines of business are Membership Services, Media, and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories and RV and powersports industry trade magazines.  In addition, the Media segment operates 29 consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes.

15.                SEGMENT INFORMATION (continued)

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

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Media	Retail	Consolidated
YEAR ENDED DECEMBER 31, 2011
Revenues from external customers	$147,806	$51,232	$282,366	$481,404
Gain (loss) on sale of assets	-	668	(38)	630
Interest income	2,874	5	1	2,880
Interest expense	-	1	2,220	2,221
Depreciation and amortization	1,287	3,724	8,199	13,210
Segment profit	58,388	4,799	2,170	65,357
Segment assets	268,944	16,695	92,117	377,756
Expenditures for segment assets	1,357	476	2,280	4,113

YEAR ENDED DECEMBER 31, 2010
Revenues from external customers	$146,274	$53,844	$270,551	$470,669
Gain (loss) on sale of assets	-	4	(3)	1
Interest income	3,131	-	-	3,131
Interest expense	-	(5)	2,252	2,247
Depreciation and amortization	2,227	3,908	9,275	15,410
Segment profit	53,866	5,009	2,922	61,797
Segment assets	252,080	20,904	90,753	363,737
Expenditures for segment assets	682	1,031	2,155	3,868

YEAR ENDED DECEMBER 31, 2009
Revenues from external customers	$142,147	$59,061	$270,573	$471,781
Gain (loss) on sale of assets	-	-	(558)	(558)
Interest income	3,370	-	4	3,374
Interest expense	-	80	7,786	7,866
Depreciation and amortization	3,077	5,307	9,128	17,512
Goodwill impairment	-	46,884	-	46,884
Segment profit (loss)	47,645	(43,898)	(11,375)	(7,628)
Segment assets	237,597	26,876	95,193	359,666
Expenditures for segment assets	379	62	2,669	3,110

15.                SEGMENT INFORMATION (continued)

The following is a summary of the reconciliations of reportable segments to the consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Gain (Loss) on Sale of Assets
Total gain (loss) on sale for reportable segments	$630	$1	$(558)
Other non-allocated loss	2	-	(46)
Total gain (loss) on sale of assets	$632	$1	$(604)

Interest Income
Total interest income for reportable segments	$2,880	$3,131	$3,374
Elimination of intersegment interest income	(2,874)	(3,131)	(3,370)
Other non-allocated interest income	544	499	513
Total interest income	$550	$499	$517

Interest Expense
Total interest expense for reportable segments	$2,221	$2,247	$7,866
Elimination of intersegment interest expense	(1,206)	(1,201)	(7,071)
Other non-allocated interest expense	44,206	38,185	30,078
Total interest expense	$45,221	$39,231	$30,873

Depreciation and Amortization
Total depreciation and amortization for reportable segments	$13,210	$15,410	$17,512
Unallocated depreciation and amortization expense	3,302	3,126	3,564
Total consolidated depreciation and amortization	$16,512	$18,536	$21,076

Income (Loss) From Operations Before Taxes
Total income (loss) for reportable segments	$65,357	$61,797	$(7,628)
Unallocated depreciation and amortization expense	(3,302)	(3,126)	(3,564)
Unallocated G & A expense	(15,474)	(16,024)	(14,984)
Unallocated interest expense, net	(43,662)	(37,686)	(29,565)
Unallocated gain (loss) on sale of property and equipment	2	-	(46)
Unallocated gain (loss) debt restructure expense	-	(2,678)	4,678
Unallocated gain (loss) on derivative instrument	3,899	(6,680)	745
Unallocated financing expense	19	(13,939)	(1,997)
Unallocated other expense	-	-	(654)
Elimination of intersegment interest expense, net	(1,668)	(1,930)	3,701
Income (loss) from operations before income taxes	$5,171	$(20,266)	$(49,314)

Assets
Total assets for reportable segments	$377,756	$363,737	$359,666
Restricted cash	-	-	8,058
Intangible assets not allocated to segments	10,881	12,409	2,185
Corporate unallocated assets	8,602	6,415	6,654
Elimination of intersegment receivable	(174,276)	(160,543)	(154,994)
Consolidated total assets	$222,963	$222,018	$221,569

Capital Expenditures
Total expenditures for assets for reportable segments	$4,113	$3,868	$3,110
Other asset expenditures	787	675	80
Total capital expenditures	$4,900	$4,543	$3,190

16.                SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of selected quarterly information for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011

Total revenue	$104,567	$129,090	$128,605	$119,142
Gross profit	41,686	52,527	50,790	47,646
Net income (loss)	(2,593)	5,190	1,979	(669)

	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Total revenue	$105,934	$131,082	$124,640	$109,013
Gross profit	42,003	52,036	48,545	44,716
Net income (loss)	(9,727)	1,721	1,759	(12,526)

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total revenue	$105,053	$129,899	$124,944	$111,885
Gross profit	39,703	48,518	44,827	43,318
Goodwill impairment	-	-	-	46,884
Net income (loss)	(1,224)	4,917	(37,850)	(4,791)

The Company incurred financing expense of $6.8 million, $0.3 million $0.2 million, and $7.1 million in the first, second, third and fourth quarters of 2010, respectively, for legal and other costs related to the amendment to the 2010 Senior Credit Facility and the Senior Secured Notes.

For the quarter ended June 30, 2009, the Company recorded a $4.7 million gain on purchase of the $14.6 million GSE Senior Notes.

For the quarter ended September 30, 2009, the Company recorded an impairment charge of $46.9 million relating to Media segment.  See Note 3- Goodwill and Intangible Assets.

The Company incurred financing expense of $1.5 million, $0.4 million and $0.7 million in the second, third and fourth quarters of 2009, respectively, for legal and other costs related to the 2010 Senior Credit Facility.

17.                VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
(in thousands)	of Period	Expenses	(a)	of Period

Description:

Year ended December 31, 2011:
Allowance for doubtful accounts receivable	$3,770	$808	$2,492	$2,086

Year ended December 31, 2010:
Allowance for doubtful accounts receivable	$3,128	$1,754	$1,112	$3,770

Year ended December 31, 2009:
Allowance for doubtful accounts receivable	$2,147	$2,945	$1,964	$3,128

(a)      Accounts determined to be uncollectable and charged against allowance account, net of collection on accounts previously charged against allowance account.

18.              NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION

In November 2010, the Company completed an offering of $333.0 million 11.5% Senior Secured Notes (“Senior Secured Notes”) due in 2016.  Interest is payable on the Senior Secured Notes twice a year on June 1 and December 1, beginning June 1, 2011.  The Company’s present and future restricted subsidiaries guarantee the Senior Secured Notes with unconditional guarantees of payment.

All of the Company’s restricted subsidiaries have jointly and severally guaranteed the indebtedness under the Senior Secured Notes.  Full financial statements of the Guarantors have not been included because, pursuant to their respective guarantees, the Guarantors are jointly and severally liable with respect to the Senior Secured Notes.  The Company’s unrestricted subsidiary, CWFR Capital Corp. is a not a guarantor of the Senior Secured Notes.

18.                NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the year ended December 31, 2011 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$7,749	$12,526	$-	$-	$20,275
Accounts receivable - net of allowance for doubtful accounts	1,295	205,953		(174,276)	32,972
Inventories	-	56,558	-	-	56,558
Other current assets	5,204	9,705	-	-	14,909
Total current assets	14,248	284,742	-	(174,276)	124,714

Property and equipment, net	2,906	19,657	-	-	22,563
Intangible assets	10,881	3,834	-	-	14,715
Goodwill	49,944	-	-	-	49,944
Investment in subsidiaries	749,224	-	-	(749,224)	-
Affiliate note and investments	40,000	4,587	-	(40,000)	4,587
Other assets	3,960	2,480	-	-	6,440
Total assets	$871,163	$315,300	$-	$(963,500)	$222,963

Accounts payable	$1,638	$16,412	$-	$-	$18,050
Accrued and other liabilities	14,110	19,661	-	-	33,771
Current portion of long-term debt	186,698	40,000	-	(214,276)	12,422
Current portion of deferred revenue	861	54,009	-	-	54,870
Total current liabilities	203,307	130,082		(214,276)	119,113

Deferred revenue	2,045	28,934	-	-	30,979
Long-term debt	314,522	10,506	-	-	325,028
Other long-term liabilities	605,085	(603,446)	-	-	1,639
Total liabilities	1,124,959	(433,924)		(214,276)	476,759

Interdivisional equity	-	749,224	-	(749,224)	-
Members’ deficit	(253,796)	-	-	-	(253,796)

Total liabilities & member’s deficit	$871,163	$315,300	$-	$(963,500)	$222,963

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$6,924	$474,480	$-	$-	$481,404
Costs applicable to revenues	(8,696)	(280,059)	-	-	(288,755)
Operating expenses	(17,821)	(129,517)	-	-	(147,338)
Interest expense, net	(45,330)	659	-	-	(44,671)
Income from investment in consolidated subsidiaries	40,596	-	-	(40,596)	-
Other non operating income (expenses)	28,451	(23,920)	-	-	4,531
Income tax expense	(217)	(1,047)	-	-	(1,264)
Net income	$3,907	$40,596	$-	$(40,596)	$3,907

Cash flows from operations	$(35,271)	$49,834	$-	$-	$14,563
Cash flows provided by (used in) investing activities	(3,978)	(3,841)	-	-	(7,819)
Cash flows provided by (used in) financing activities	44,927	(46,759)	-	-	(1,832)
Cash at beginning of year	2,071	13,292	-	-	15,363
Cash at end of period	$7,749	$12,526	$-	$-	$20,275

18.                NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the year ended December 31, 2010 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$2,071	$13,292	$-	$-	$15,363
Accounts receivable - net of allowance for doubtful accounts	1,721	189,037		(160,543)	30,215
Inventories	-	52,673	-	-	52,673
Other current assets	2,233	12,361	-	-	14,594
Total current assets	6,025	267,363	-	(160,543)	112,845

Property and equipment, net	3,375	23,856	-	-	27,231
Intangible assets	12,409	8,443	-	-	20,852
Goodwill	49,944	-	-	-	49,944
Investment in subsidiaries	711,298	-	-	(711,298)	-
Affiliate note and investments	40,000	4,508	-	(40,000)	4,508
Other assets	4,506	2,132	-	-	6,638
Total assets	$827,557	$306,302	$-	$(911,841)	$222,018

Accounts payable	$1,289	$9,752	$-	$-	$11,041
Accrued and other liabilities	14,170	20,294	-	-	34,464
Current portion of long-term debt	160,544	40,106	-	(200,543)	107
Current portion of deferred revenue	507	56,082	-	-	56,589
Total current liabilities	176,510	126,234		(200,543)	102,201

Deferred revenue	2,168	31,632	-	-	33,800
Long-term debt	326,083	6,041	-	-	332,124
Other long-term liabilities	574,969	(568,903)	-	-	6,066
Total liabilities	1,079,730	(404,996)		(200,543)	474,191

Interdivisional equity	-	711,298	-	(711,298)	-
Stockholders’ deficit	(252,173)	-	-	-	(252,173)
Total liabilities & stockholders’ deficit	$827,557	$306,302	$-	$(911,841)	$222,018

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$4,810	$465,859	$-	$-	$470,669
Costs applicable to revenues	(9,553)	(273,816)	-	-	(283,369)
Operating expenses	(32,545)	(126,932)	-	-	(159,477)
Interest expense, net	(39,616)	884	-	-	(38,732)
Income from investment in consolidated subsidiaries	61,701	-	-	(61,701)	-
Other non operating income (expenses)	(3,752)	(5,605)	-	-	(9,357)
Income tax expense	182	1,311	-	-	1,493
Net income (loss)	$(18,773)	$61,701	$-	$(61,701)	$(18,773)

Cash flows from operations	$(64,908)	$53,986	$-	$-	$(10,922)
Cash flows provided by (used in) investing activities	(1,777)	(1,775)	-	-	(3,552)
Cash flows provided (used in) by financing activities	68,354	(47,157)	-	-	21,197
Cash at beginning of year	402	8,238	-	-	8,640
Cash at end of period	$2,071	$13,292	$-	$-	$15,363

18.                NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the year ended December 31, 2009 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$3,290	$468,491	$-	$-	$471,781
Costs applicable to revenues	(9,803)	(285,612)	-	-	(295,415)
Operating expenses	(21,192)	(178,292)	-	-	(199,484)
Interest expense, net	(25,864)	(4,492)	-	-	(30,356)
Income from investment in consolidated subsidiaries	2,018	-	-	(2,018)	-
Other non operating income (expenses)	9,855	(5,695)	-	-	4,160
Income tax expense	2,748	7,618	-	-	10,366
Net income (loss)	$(38,948)	$2,018	$-	$(2,018)	$(38,948)

Cash flows from operations	$(29,926)	$49,333	$-	$-	$19,407
Cash flows provided by (used in) investing activities	1,775	(4,936)	-	-	(3,161)
Cash flows provided (used in) by financing activities	27,253	(45,467)	-	-	(18,214)
Cash at beginning of year	1,300	9,308	-	-	10,608
Cash at end of period	$402	$8,238	$-	$-	$8,640

19.                SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the filing date and concluded, that except as disclosed below, no other subsequent events have occurred that would require recognition in the Company’s Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements.

On February 27, 2012, the Company completed an excess cash flow offer to purchase $7.4 million in principal amount of the Company’s outstanding Senior Secured Notes.  The Senior Secured Notes in the amount of $7.4 million were purchased by the Company at a price of 101% of par and retired on February 27, 2012.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A: CONTROLS AND PROCEDURES

Management’s annual report on internal control over financial reporting

Managements’ Report on Internal Control over Financial Reporting

Within 90 days prior to the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our President and Chief Executive Officer, along with our Executive Vice President and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  Management determined that, as of December 31, 2011, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

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

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Presented below are our directors, executive officers and other key employees and their respective ages and positions as of February 28, 2012.

Name	Age	Position
Marcus A. Lemonis	38	Director, Chief Executive Officer; Chief Executive Officer and President of Camping World, Inc.
Thomas F. Wolfe	50	Executive Vice President of Operations and Chief Financial Officer
Brent Moody	50	Executive Vice President and Chief Administrative and Legal Officer
John A. Sirpilla	45	President of Retail Operations of Camping World, Inc.
Kenneth Marshall	52	Executive Vice President and Chief Financial Officer of Camping World, Inc.
Prabhuling Patel	66	Senior Vice President, Products and Services
Tamara Ward	44	Chief Marketing Officer
Matthew Baden	38	Executive Vice President and Chief Information Officer
Michael Siemens	49	President, Good Sam Club
Stephen Adams	74	Chairman of the Board of Directors
Andris A. Baltins	66	Director

Marcus A. Lemonis was appointed our Chief Executive Officer on January 24, 2011, and President and Chief Executive Officer of Camping World, Inc. (“Camping World”) effective September 13, 2006.  On March 18, 2011, Mr. Lemonis was elected a director of the Company.  Since 2003, Mr. Lemonis has also served as Chief Executive Officer and President of FreedomRoads.  FreedomRoads operates RV dealerships across the United States and is controlled by Mr. Adams.  Beginning February, 2011, Mr. Lemonis became an officer of CWGS Enterprises, LLC, an indirect parent of the Company that also owns FreedomRoads.  From 2001 to January 2003, Mr. Lemonis served as President, Chief Executive Officer and Chairman of the Board of Directors of Holiday RV Superstores, Inc. Holiday RV Superstores, Inc. filed for bankruptcy on October 18, 2003.

Thomas F. Wolfe was appointed Executive Vice President of Operations and Chief Financial Officer on December 8, 2011 and he continues to hold the title of Executive Vice President of Operations which he served from September 27, 2011.  On January 24, 2011 he was appointed Executive Vice President and Chief Financial Officer where he served until September 26, 2011.  Previously he served as Senior Vice President and Chief Financial Officer since January 1, 2004.  Prior to that time, Mr. Wolfe had been our Vice President and Controller since 1997.  Beginning February, 2011, Mr. Wolfe became an officer of CWGS Enterprises, LLC, an indirect parent of the Company that also owns FreedomRoads.  From 1991 to 1997, Mr. Wolfe was Vice President of Finance of Convenience Management Group, a privately-owned distributor of petroleum products and equipment.  From 1989 to 1991, Mr. Wolfe was Vice President and Controller of First City Properties, Inc.  From 1983 to 1988, Mr. Wolfe held a variety of staff and management positions at Deloitte & Touche LLP.

Brent Moody was appointed Executive Vice President and Chief Administrative and Legal Officer on January 24, 2011.  Mr. Moody joined Camping World in 2002 and since that time has served Camping World as Vice President and General Counsel from 2002 to 2004, Senior Vice President/ General Counsel and Business Development from 2004 to 2006, Executive Vice President/ General Counsel and Business Development from 2006 to 2010 and Executive Vice President/ Chief Administrative and Legal Officer since 2010.   Mr. Moody also served as General Counsel of the Company from 2004 to 2006.  Mr. Moody also serves as the Executive Vice President/ Chief Administrative and Legal Officer of FreedomRoads, a position he has held since 2010, prior to which and since 2006 he served as Executive Vice President/ General Counsel and Business Development of FreedomRoads.  Beginning February, 2011, Mr. Moody became an officer of CWGS Enterprises, LLC, an indirect parent of the Company that also owns FreedomRoads.  Prior to 2002 and since 1998, Mr. Moody was a shareholder of the law firm of Greenberg Traurig, P.A. From 1996 to 1998, Mr. Moody served as Vice President and Assistant General Counsel for Blockbuster, Inc.

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

Kenneth Marshall has been the Executive Vice President and Chief Financial Officer for Camping World since January 2009. Mr. Marshall has been with Camping World for nine years and has served in the finance, accounting, IT, distribution and logistics and Ecommerce areas of the business during his tenure with the Company. Prior to that time and since 2000, Mr. Marshall served as Chief Information Officer of Harwood International, a real estate development company in Dallas, Texas. From 1995 to 2000, Mr. Marshall served as Chief Financial Officer and Chief Operating Officer and was a shareholder of Virtual Solutions, Inc., a technology consulting firm in Dallas, Texas.

Prabhuling Patel was appointed Senior Vice President of Products & Services as of May 1, 2004. Mr. Patel joined the Company in December 2003 as Vice President of Database Marketing. Prior to that, he served as an advisor to venture capital firms on start-up companies and was also a consultant to the Company from 2002 to 2003. From 2000 to 2002, Mr. Patel was Senior Vice President and General Manager of the outsourcing business of Message Media, Inc., an email marketing company. Prior to 2000, he was President of the Telecommunications, Energy & Cable Division of Experian, a credit bureau and direct marketing services company. He served in senior executive positions running various businesses at Metromail Corporation, which was in the direct marketing services business. Mr. Patel also held a number of executive level positions in marketing, finance, IT, business development and business strategy at Citigroup, Cigna, Household International and Montgomery Ward.

Tamara Ward was appointed Chief Marketing Officer in September 2011.  Prior to that time, Ms. Ward served as Vice President of Marketing for Camping World since 2002.  From 1989 until her appointment as Vice President of Marketing, Ms. Ward served in various management and staff positions at the Company.  Ms. Ward is a certified Strategic Planner with the American Management Association.

Matthew Baden was appointed Executive Vice President and Chief Information Officer on January 24, 2011.  Since 2004, Mr. Baden has served as Chief Information Officer and Chief Technology Officer for FreedomRoads.  From 2002-2004, Mr. Baden owned and operated Digital Coda, an infrastructure consulting firm based in Chicago.   From 1997-2002, Mr. Baden was the Chief Technology Officer of Data Harbor, a privately-owned internet consulting firm.

Michael Siemens was appointed President of the Good Sam Club in September, 2011.  From June 2011 until September 2011, Mr. Siemens served as Senior Vice President of Membership Services.  Prior to that time, Mr. Siemens served as Vice President of Membership and Services for Camping World since 2005.  From 1987 until his appointment as Vice President of Membership and Services, Mr. Siemens served in various management and staff positions at the Company.

Stephen Adams has been the Chairman of our board of directors since December 1988. Mr. Adams is also chairman and the controlling owner of FreedomRoads, which operates RV dealerships throughout the United States. In addition, Mr. Adams is the Chairman of the board of directors and the controlling shareholder of Adams Outdoor Advertising, Inc. (“AOA”), which operates an outdoor media advertising business through its subsidiaries. Mr. Adams provides a special contribution to the Board of Directors through his long association with the Company as its Chairman since he acquired the Company in 1988, and because he is or has been the owner of a variety of businesses with significant assets and operations during his over 40-year business career during which time he has had substantial experience in providing management oversight and strategic direction.

Andris A. Baltins has been a director since February 2006.  He has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A. since 1979.  Mr. Baltins’ law firm provides legal services to the Company. Mr. Baltins serves as a director of various private and non-profit corporations. Mr. Baltins also serves as a director of FreedomRoads and of AOA, both of which are controlled by Stephen Adams. Mr. Baltins’ contribution comes from his 40-year legal career as advisor to numerous public and private companies and his legal practice in the areas of mergers and acquisitions and corporate law. He has used his experience in complex business transactions to significantly influence board decision-making.

Directors are elected for terms of one year or until their successors have been duly elected.  There are no family relationships between any of the directors and/or executive officers.

On March 18, 2011, Michael A. Schneider resigned as an officer and director of the Company and as an officer of the subsidiaries of the Company where he also served as an officer.  Prior to January 24, 2011 and since January 1, 2004, Mr. Schneider served as President and Chief Executive Officer and as a director of the Company.

Board Functions as Audit Committee

Our securities are not listed on any national securities exchange and we are not required to maintain a separate audit committee of the Board nor are we subject to the audit committee independence requirements set forth in Rule 10A-3 of the Securities Exchange Act of 1934, as amended.  On February 22, 2006, the Board of Directors of the Company disbanded the Audit Committee and assumed its oversight of the integrity of our financial statements; our compliance with legal and regulatory requirements; the retention, independence and qualifications of our independent auditor; and the responsibilities, budget and performance of our independent auditor.  The Board of Directors does not have a director that is designated an “Audit Committee Financial Expert,” as such term has been defined by the Securities and Exchange Commission, because all of the board members have extensive practical experience in reviewing and evaluating financial statements, including those of the Company.  Although the Company is not listed on any national securities exchange, we have used the definition of “independence” promulgated by the New York Stock Exchange for the purpose of evaluating the independence of our directors.  None of the directors are independent under the New York Stock Exchange definition.

Compensation Discussion and Analysis

Overview

The following discussion and analysis describes the Company’s compensation objectives and policies as applied to the named executive officers appearing in the Summary Compensation Table below (the “Executive Officers”).  This information is intended to provide a framework within which to understand the actual compensation awarded to, earned or paid to each Executive Officer.

In connection with our joint venture agreement with FreedomRoads, some of our officers also perform services for FreedomRoads.  Mr. Marshall was an officer of our Camping World subsidiary prior to, and Mr. Sirpilla became an officer subsequent to, entering into the joint marketing agreement with FreedomRoads, and are compensated by the Company.  Mr. Lemonis was, before the joint venture agreement was implemented, and currently is Chief Executive Officer of FreedomRoads and receives his primary compensation from FreedomRoads, except for $500,000 in annual salary paid by the Company.

Compensation Objectives

Our executive compensation program is tied closely to our performance and aimed at enabling us to attract and retain the best possible executive talent.  For compensation discussions, the key performance measure is the achievement of targeted EBITDA as adjusted.  In addition, the total compensation opportunities provided to Executive Officers reflect both the responsibility of each position (internal equity) and competitive market levels (external competitiveness).

Driving Performance:  The Company seeks to correlate the level of compensation paid to its Executive Officers, when taken as a whole, with the financial performance of the Company or the Company’s business segment that is served by the executive.  In 2011, base salary comprises 53% - 96% the total compensation opportunity for the Executive Officers excluding Mr. Lemonis, who is paid only a base salary, and Mr. Sirpilla, who was paid only a base salary for 2011 and 2009 and received a discretionary bonus for 2010, and Mr. Schneider, who resigned on March 18, 2011.  The remaining balance of each Executive Officer’s total compensation opportunity was dependent upon increases in Company’s or the relevant business segment’s financial performance and operating profit.

The base salary and annual incentive awards granted to Executive Officers are designed to reward them for annual achievements, both individual achievements and Company achievements.  The Company has entered into phantom stock agreements and employment agreements with certain Executive Officers, which are designed to drive long-term Company performance and value, and to retain the Executive Officers.

Attracting and Retaining Executive Talent:  The Company has structured the incentive opportunities under the annual incentive award programs and the phantom stock agreements to provide Executive Officers with a substantial upside in driving the value of the Company, which it views as a tool for attracting new talent.  In addition, the phantom stock agreements, which were based on performance over a multiple-year period, provide Executive Officers with an incentive to stay with the Company.

Determining Compensation

The Company relied upon its own subjective judgment in designing the compensation opportunities provided to the Executive Officers.  Prior to January 24, 2011, Messrs. Schneider and Lemonis made recommendations to the Chairman of the Board of Directors regarding the appropriate levels of total compensation opportunities based upon their review of the individual performance and responsibilities of the Executive Officers under their supervision and the financial and operational performance of the Company or Camping World, as appropriate, as a whole.  As of January 24, 2011, Mr. Lemonis is responsible for making recommendations to the Chairman of the Board of Directors regarding appropriate levels of total compensation opportunities for all Executive Officers.  The Chairman of the Board of Directors makes the final decision regarding the amount of base salary and annual incentive award opportunity provided to Mr. Lemonis.  The Chairman of the Board of Directors also provides Mr. Lemonis with parameters regarding the compensation opportunities to be provided to the remaining Executive Officers.  In 2011, Mr. Lemonis ultimately determined the amount of compensation opportunities provided to the Executive Officers within the scope of authority provided by the Chairman of the Board of Directors.

The Company does not employ a compensation consultant, nor does it engage in any formal market analysis in determining the levels of total compensation opportunity (or components thereof) provided to each Executive Officer.  Generally, the Company attempted to achieve its goal of driving performance in 2011 by making a portion, 10% - 46%, of the total compensation opportunity provided to each of the Executive Officers, excluding Messrs. Lemonis, Schneider, Patel and Mr. Sirpilla, dependent upon the Company’s annual performance. The Company believes that the total compensation opportunities of all the Executive Officers provide a substantial incentive to each of them to drive the performance of the Company—both in the short and long-term.

Since we are privately-held, the Company does not grant shares of Company stock or stock options to the Executive Officers.  The long-term incentive awards in the form of phantom stock agreements were intended to provide Executive Officers with a cash equivalent to the increase in value of the Company or the business segment of the Company to which the respective Executive Officer provides services that would otherwise be realized in stock or option awards of a company with publicly traded equity securities.

Elements of Compensation

Annual Compensation

Base Salary

Each Executive Officer receives a minimum level of fixed compensation in the form of base salary.  The Company does not review the base salaries of the Executive Officers on a regular basis; however, it has adjusted base salary levels from time to time on a discretionary basis based upon factors such as an increase in the responsibilities or duties of a particular Executive Officer.  In connection with his appointment as Chief Executive Officer in January 2011, Mr. Lemonis’ base salary was set at $500,000 for 2011.  The Company provided increases to Messrs. Wolfe, Sirpilla and Patel in 2011.  The Company reduced the salaries of Messrs. Patel and Wolfe by 15% beginning in late January 2009.  In 2010, a portion of Mr. Marshall’s salary was allocated to FreedomRoads and such portion is excluded from the Summary Compensation Table.

The amount of base salary paid to Executive Officers named in the Summary Compensation Table for 2011, 2010 and 2009 is reflected in the Salary column of the Summary Compensation Table below.

Annual Incentive Awards

The Company adopts an annual incentive award program applicable to certain Executive Officers and provides discretionary bonuses to other Executive Officers.

In 2011, Mr. Schneider received a $118,646 discretionary bonus that was subjectively defined by the Board and is included in the Bonus column of the Summary Compensation Table.

In 2011, Mr. Wolfe received a discretionary bonus of $83,656.  The discretionary bonus was subjectively defined by Mr. Lemonis based on achieving certain discretionary goals and is reflected in the Bonus column of the Summary Compensation Table below.  In addition, Mr. Wolfe received an annual incentive award of $52,612 based on the increase in the Company’s and FreedomRoads’ adjusted income from operations excluding depreciation, amortization, phantom stock expense, and other non-recurring expense, as measured over the year, and is reflected in the Non-Equity Compensation column of the Summary Compensation Table.  The amount of the annual incentive awards for Mr. Wolfe were based on the Company’s income from operations excluding depreciation, amortization, phantom stock expense, other non-recurring expense and the operations of FreedomRoads.

For 2011, Mr. Patel received a discretionary bonus that was subjectively determined by Mr. Lemonis based on the performance of specific subsidiaries and programs of the Company that Mr. Patel supervised.  The amount of annual discretionary bonus for Mr. Patel was $100,000 for 2011 and was paid in the first quarter of 2011.  This amount is reflected in the Bonus column of the Summary Compensation Table.

For 2011, Mr. Sirpilla participated in a discretionary bonus program based on the combined performance of FreedomRoads and Camping World based upon the review and subjective evaluation by Mr. Lemonis.  The amount of bonus paid to Mr. Sirpilla in 2011 was $0.  Mr. Sirpilla did receive a discretionary bonus for 2010 but did not receive a discretionary bonus for 2009.  These amounts are reflected in the Bonus column of the Summary Compensation Table.

For 2011, Mr. Marshall received an annual incentive award based on the combined performance of FreedomRoads and Camping World that included a guaranteed minimum bonus payment.  The amount of bonus paid to Mr. Marshall in 2011 was $165,000, and a portion of that amount was paid pro rata every two weeks, in connection with the regular payroll cycle.  Mr. Marshall also received a discretionary bonus determined by Mr. Lemonis for 2010 and 2009 that included a guaranteed minimum bonus payment.  These amounts are reflected in the Non-Equity Incentive Compensation column of the Summary Compensation Table.

For 2010, Messrs. Schneider and Wolfe received their annual incentive award based on the actual performance of the Company as measured under the parameters of the annual incentive award program.  The amount of the annual incentive awards for Messrs. Schneider and Wolfe were based on 1.0% and 0.25%, respectively, of the Company’s income from operations excluding depreciation, amortization, phantom stock expense, other non-recurring expense and the operations of Camping World, Inc. (the “2010 Value”).  The 2010 Value was $41.7 million.  This amount was paid on a pro rata basis every two weeks, in connection with the regular payroll cycle, based on estimated Company performance.  A final measurement of Company performance under the parameters of the annual incentive award is made following the end of the fiscal year.  To the extent necessary after year-end, additional payments were made to each of Messrs. Schneider and Wolfe based upon his assigned percentage of actual company performance during the year.  The Company takes a conservative position in estimating the pro rata amounts paid to Messrs. Schneider and Wolfe throughout the year in connection with the regular payroll cycle and, to date, has not made any downward adjustments in the amount of incentive award paid based upon the final performance review.  Similar annual incentive award programs were adopted for Messrs. Schneider and Wolfe for 2009. These amounts are reflected in the Non-Equity Incentive Compensation column of the Summary Compensation Table.

Long-Term Compensation/Phantom Stock Agreements

Prior to 2011, the Company entered into phantom stock agreements with selected Executive Officers.  In general, payouts under the phantom stock agreements were based upon increases in the base value of certain business units measured over a multiple-year period.  The amount earned over the measurement period was generally paid out in three equal annual installments following the end of such period.

The amount of phantom stock expensed during 2011, 2010 and 2009 for each Executive Officer having a phantom stock agreement in effect in the respective year is included in the Stock Awards column of the Summary Compensation Table below.

Messrs. Wolfe and Patel each entered into phantom stock agreements with the Company in 2010.  The agreements are dated January 1, 2010, pursuant to which Mr. Wolfe will receive 1.0% and Mr. Patel will receive 0.25% of the increase in Company value as measured over the period beginning as provided their respective agreements and ending December 31, 2010.  The phantom stock payout under the 2010 agreements will be paid in three equal annual installments of $138,900 and $34,725 for Messrs Wolfe and Patel, respectively, beginning 2012.

Messrs. Lemonis, Sirpilla and Marshall did not earn any awards under any phantom stock agreements during 2009-2011.

Other Elements of Compensation

The Company provides a full range of benefits to its Executive Officers, including a 401(k) Savings and Profit Plan and the standard medical, dental and disability coverage, which are available to employees generally.  The Company believes that these benefits are reasonable in amount and are designed to be competitive with comparable companies.

Compensation Committee Report

The Board of Directors has reviewed and discussed the preceding Compensation Discussion and Analysis with management.  Based on that review and discussion, the Board of Directors recommended the Compensation Discussion and Analysis be included in the Company’s 10-K.

BY THE BOARD OF DIRECTORS:

Stephen Adams, Chair

Andris A. Baltins

Marcus A. Lemonis

401(k) Savings and Profit Plan

Good Sam Enterprises, LLC

The Company sponsors a deferred savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over age twenty-one, including the Executive Officers, are eligible to participate in the 401(k) Plan.  Employees who had completed one year of service (minimum of 1,000 hours) were eligible for matching contributions.  For the plan year 2008, the Company elected Safe Harbor Matching Contribution for the employer match and set the employer match, which vested upon contribution, at an amount equal to 100% of the first 4% of the employee’s contribution through July 2, 2008.  Effective July 3, 2008, the Company suspended the employer matching contributions.  Employees may defer up to 60% of their eligible compensation up to Internal Revenue Service limits electing pre-tax contributions or post-tax contributions (Roth contributions).  The Company did not pay Employer Matching Contributions for its employees in 2011. The amounts of 401(k) Plan matching contributions by the Company during the past three years are reflected in the All Other Compensation column of the Summary Compensation Table below.

Camping World, Inc.

Beginning January 1, 2007, Camping World was no longer a participating employer in the Good Sam Enterprises, LLC Group 401(k) Plan and elected to begin participating in the FreedomRoads 401(k) Defined Contribution Plan, Freedom Rewards 401(k) Plan, qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over the age of 18, including the Executive Officers of Camping World, are eligible to participate in the 401(k) Plan.

Employees who have completed twelve months of consecutive service are eligible for company match.  For the plan year 2008, the matching contribution schedule was 50% up to the first 6% of eligible compensation.  Company matching contributions followed a six (6) year graded vesting schedule.  Effective June 6, 2008, the Company suspended the employer matching contributions. Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits.  Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits.  The Company did not pay Employer Matching Contributions for the Camping World employees in 2011. The amounts of 401(k) Plan matching contributions by the Company during the past three years are reflected in the All Other Compensation column of the Summary Compensation Table below.

Other Benefit Plans

Employees of the Company, including the Executive Officers, receive certain medical and dental benefits during their employment.  One of the Company’s predecessors also provided eligible employees with medical, dental and life insurance coverage after retirement.  The estimated future costs associated with such coverage to retirees are reserved as a liability in the Company’s consolidated financial statements.  Current employees, including the Executive Officers, are not provided medical and dental benefits upon retirement.

Perquisites

The Company provides its Executive Officers with very limited perquisites as decided by its Board of Directors, which it believes are appropriate components of the compensation package for the particular Executive Officer.  The Company pays the premiums on life insurance policies for all full-time employees.  In addition, Mr. Sirpilla received an annual car allowance of approximately $21,400.

Employment Agreements

As described in the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above, the Company entered into phantom stock agreements with Messrs. Schneider, Wolfe and Patel.  The phantom stock agreements also include the terms of employment for such Executive Officers, which are described in more detail in the section entitled “Potential Payments upon Termination or Change-in-Control.”

The Company entered into an employment agreement with Mr. Marshall that includes the term of employment which is described in more detail in the section entitled “Potential Payments upon Termination or Change-in-Control.”

On March 18, 2011, Michael A. Schneider resigned as an officer and director of the Company and its subsidiaries.  Pursuant to his phantom stock agreement, Mr. Schneider received one-third of the phantom pay-out under the agreement ($694,501) within 30 days after the date of the termination of his employment and one-third on the next two anniversaries of the termination of his employment.  In addition, the Company paid Mr. Schneider a lump sum payment equal to one year salary and bonus ($548,960) in connection with the termination of his employment and continued his medical benefits for six months.

Summary Compensation Table

The following table shows, for the fiscal years completed December 31, 2011, 2010 and 2009, the annual compensation paid to or earned by the Company’s President and Chief Executive Officer, the Company’s Executive Vice President and Chief Financial Officer and the other three most highly compensated executive officers who served as executive officers as of December 31, 2011 (collectively, the “Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)(2)	Total ($)

Marcus A. Lemonis (3) Chief Executive Officer	2011	$500,000	$-	$-	$-	$-	$-	$500,000
	2010	100,000	-	-	-	-	-	100,000
	2009	100,000	-	-	-	-	-	100,000

Michael A. Schneider (4) President Chief Executive Officer (Until 1/24/11)
	2011	26,153	118,646	-	548,960	-	179	693,938
	2010	85,000	-	2,083,503	463,960	-	2,481	2,634,944
	2009	86,269	-	-	392,380	-	3,686	482,335

Thomas F. Wolfe Executive Vice President of Operations and Chief Financial Officer	2011	350,000	83,656	-	52,612	-	414	486,682
	2010	162,350	-	416,701	203,959	-	270	783,280
	2009	164,774	-	-	97,500	-	280	262,554

John Sirpilla (3)(5) President Retail Operations of Camping World, Inc.
	2011	600,000	-	-	-	-	21,638	621,638
	2010	480,000	170,000	-	-	-	19,592	669,592
	2009	480,000	-	-	-	-	18,562	498,562

Prabhuling Patel Senior Vice President	2011	500,000	100,000	-	-	-	2,285	602,285
	2010	161,500	186,500	104,175	-	-	1,188	453,363
	2009	163,912	161,875	-	-	-	1,224	327,011

Ken Marshall (3)(5) Executive Vice President and Chief Financial Officer of Camping World, Inc.	2011	200,000	-	-	165,000	-	414	365,414
	2010	200,000	-	-	109,000	-	1,554	310,554
	2009	200,000	-	-	75,000	-	414	275,414

(1)                              Includes dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2011, 2010 and 2009 pursuant to the phantom stock agreements and thus may include awards granted prior to 2011.

(2)                              Amounts included for 2011, 2010, and 2009 for Messrs. Schneider, Wolfe and Patel represents premiums for Company paid life insurance.  Includes $270 for 2011, $180 for 2010, and $180 for 2009 of Company paid life insurance premiums for Mr. Sirpilla.  Also includes $21,368 for 2011, $17,700 for 2010 and $18,382 for 2009 for automobile allowance for Mr. Sirpilla, and $856 and $562 for 2010 for Messrs. Sirpilla and Marshall, respectively, from re-allocated forfeitures within the FreedomRoads 401K plan.

(3)                              Does not include compensation paid by FreedomRoads.

(4)                              Non-equity Incentive Plan compensation for Mr. Schneider for 2011 represents $548,960 in severance in connection with the termination of his employment in 2011.

(5)                              The annual incentive awards paid to include minimum guaranteed amounts.

Outstanding Equity Awards at 2011 Fiscal Year-End

The Company does not grant shares of Company stock or stock options to the Executive Officers.  However, the Company has historically entered into phantom stock agreements with certain Executive Officers, which are intended to provide the Executive Officers with a cash equivalent to the increase in value of the Company or Camping World that would otherwise be realized in stock or option awards of a public company.  These awards are described in the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements” above.  There were no phantom stock awards earned in 2011.  Messrs. Schneider, Wolfe and Patel have outstanding phantom stock awards of $1,389,002, $416,701 and $104,175, respectively, as of December 31, 2011.  Mr. Schneider received $694,501 of his phantom pay-out in 2011 and will receive an additional $694,501 on each of the next two anniversaries of the termination of his employment.  The phantom stock payouts for Messrs. Wolfe and Patel will be paid in three equal annual installments of $138,900 and $34,725, respectively, beginning in 2012.

Potential Payments upon Termination or Change-in-Control

Overview:  The tables below reflect the estimated amount of compensation that would be payable to Messrs. Wolfe and Patel, each having a phantom stock agreement, and Mr. Marshall, having an employment agreement, under the terms of their respective agreements in the event of termination of such Executive Officer’s employment under any one of the following scenarios:

•                                          Without cause by the Company; or

•                                          Without cause by the Company or with good reason by the Executive Officer in connection with a change in control.

Messrs. Lemonis and Sirpilla do not have phantom stock or employment agreements with the Company and are not entitled to a severance payment from the Company upon termination of employment.  Messrs. Wolfe and Patel are not entitled to a severance payment upon (i) termination of the phantom stock agreement or employment at any time by the Executive Officer (other than termination with good reason in connection with a change in control); (ii) death of the Executive Officer or (iii) disability of the Executive Officer.  Mr. Marshall is not entitled to a severance payment upon (i) termination of the employment agreement or employment at any time by the Executive Officer (other than termination as the result of a material default by the Company); (ii) death of the Executive Officer; or (iii) disability of the Executive Officer.

The amounts set forth in the tables below do not reflect any applicable tax withholdings or other deductions by the Company from the amounts otherwise payable to the Executive Officers upon termination of employment.

Potential Payments Upon Termination Without Cause by the Company:  The phantom stock agreements and other employment agreements provide for severance payments to certain Executive Officers in the event the Company terminates their employment without “cause.”  “Cause” includes, but is not limited to:

•                                         The Executive Officer’s breach of the terms of the applicable agreement or any other legal obligation of the Company; or

•                                          The Executive Officer’s fraud, dishonesty, negligence, misconduct or other deliberate action which causes injury to the Company or any of its subsidiaries or to their respective reputations or an act of the Executive Officer involving moral turpitude or a serious crime.

For purposes of calculating the potential payments set forth in the table below, we have assumed that the date of termination was December 31, 2011.  The total amounts set forth in the table below would be distributed to each Executive Officer in a lump sum within 30 days after the determination of the amount of accrued but unpaid annual incentive award.

Benefits and Payments	Mr. Wolfe		Mr. Patel		Mr. Marshall
Basic Compensation	$402,612	(2)	$333,333	(3)	$150,000	(4)

Accrued and unpaid annual incentive award (1)	52,612		-		45,000
Total	$455,224		$333,333		$195,000

(1)                              Represents an amount equal to each Executive Officer’s accrued but unpaid annual incentive award as of December 31, 2011.

(2)                              Represents an amount equal to one full year of the base salary and annual incentive award to Mr. Wolfe as of December 31, 2011.  The annual base salary and annual incentive award in effect as of December 31, 2011 is reflected in the Salary column and the Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(3)                              Represents an amount equal to eight months of base salary and annual incentive award for Mr. Patel as of December 31, 2011.  The annual base salary and annual incentive award in effect as of December 31, 2011 is reflected in the Salary column and Bonus column, respectively, of the Summary Compensation Table above.

(4)                              Represents the amount based upon Mr. Marshall’s employment agreement.  Mr. Marshall is not a participant in a current phantom stock agreement.

Potential Payments Upon Termination by Executive Officer with Good Reason upon a Change in Control:  The phantom stock agreements entered into by Messrs. Wolfe and Patel provide for severance payments in the event their employment is terminated with “good reason” by the Executive Officer in connection with a “change in control.”  A “change in control” will be deemed to have occurred under the phantom stock agreements at such time as:

•                                          Stephen Adams, his spouse, lineal descendants and trusts for the benefit of such persons cease to beneficially own (as defined under Rule 13d-3 of the Act), directly or indirectly a majority of the voting equity interests of the Company;

•                                          There is a consolidation or merger of the Company or its parent (or such other entity that holds in excess of 80% of the issued and outstanding equity securities of AGHI) (the “Parent”), in which the Company or the Parent is not the surviving entity or in which the holders of the voting equity interests in the Company or the Parent, as the case may be, do not continue to hold at least a majority of the voting equity interests of the surviving entity following the merger;

•                                          There is a sale, lease or transfer of all or substantially all of the assets of the Company or the Parent to any person or group; or

•                                          The shareholders of the Company or the Parent shall approve a plan or proposal for the liquidation or dissolution of the Company or the Parent, as the case may be.

The phantom stock agreements define “good reason” as the occurrence of one or more of the following events, without the Executive Officer’s written consent, within 3 years following a change in control (or before the change in control if the occurrence is directly connected to the change in control and the change in control occurs):

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

For purposes of calculating the potential payments set forth in the table below, we have assumed that the date of termination was December 31, 2011.  The amounts of basic compensation and accrued but unpaid annual incentive award would be paid in a lump sum within 30 days after the determination of the amount of the accrued annual incentive award.

Benefits and Payments	Mr. Wolfe		Mr. Patel
Basic Compensation	$402,612	(3)	$333,333	(4)
(base salary and annual incentive award)
Accrued and unpaid annual incentive award (1)	52,612		-
Life and Health Insurance Benefits (2)	51,876		42,732
Total	$507,100		$376,065

(1)                              Represents an amount equal to each Executive Officer’s accrued but unpaid annual incentive award as of December 31, 2011.

(2)                              Represents the value of health benefits for a three year period following termination based on a monthly premium of $1,441 for Mr. Wolfe, and $1,187 for Mr. Patel.

(3)                              Represents an amount equal to one full year of the base salary and annual incentive award of Mr. Wolfe as of December 31, 2011.  The annual base salary and annual incentive award in effect as of December 31, 2011 is reflected in the Salary column and the Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(4)                              Represents an amount equal to eight months of base salary and annual incentive award for Mr. Patel as of December 31, 2011.  The annual base salary and bonus in effect as of December 31, 2011 is reflected in the salary column, respectively, of the Summary Compensation Table.

Non-Competition and Non-Solicitation Agreements: The phantom stock agreements for Messrs. Wolfe and Patel each include an eighteen month covenant not to compete and a one year non-solicitation covenant.  The employment agreement for Mr. Marshall includes a two year covenant not to compete and a one year non-solicitation covenant.

Employment Terms of Phantom Stock Agreements: In addition to establishing the parameters for phantom stock incentive awards (as described under the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Compensation/Phantom Stock Agreements”) and the severance payments described above, the phantom stock agreements set forth the terms of employment for each Executive Officer as follows:

•                        Mr. Wolfe:  Mr. Wolfe’s phantom stock agreement, dated January 1, 2010, provides that he will be employed as the Executive Vice President and Chief Financial Officer of the Company.  Mr. Wolfe is entitled to receive a base salary and annual incentive award in accordance with such practices and procedures as are generally applicable to other employees.  The term of the phantom stock agreement expires on December 31, 2012.

•                        Mr. Patel:  Mr. Patel’s phantom stock agreement, dated January 1, 2010, provides that he will be employed as a Senior Vice President of the Company.  Mr. Patel is entitled to receive a base salary and annual incentive award in accordance with such practices and procedures as are generally applicable to other employees.  The term of the phantom stock agreement expires on December 31, 2012.

Each Executive Officer’s phantom stock agreement also provides that he (i) will be eligible to receive such benefits as are provided by the Company from time to time to similarly situated employees and (ii) will be eligible to participate in any future bonus programs adopted by the Company.  An Executive Officer may terminate his employment upon two weeks’ notice.  The Company may terminate the employment of an Executive Officer at any time upon written notice, effective immediately.

Employment Agreement

Mr. Marshall has an employment agreement with Camping World dated May 31, 2007.  In addition to establishing severance payments described above, Mr. Marshall’s employment agreement provides that he will be employed as the Executive Vice President and Chief Financial Officer of Camping World, Inc., and provides for a base salary and a discretionary bonus program based on the combined performance of FreedomRoads and Camping World that includes a guaranteed minimum bonus payment.  The term of the employment agreement expires on December 31, 2016.  Mr. Marshall and the Company may each terminate the employment agreement at any time upon notice to the other.

Director Compensation in 2011

The Company paid its non-management directors a monthly director’s fee of $900 per month for the first two months of 2010.  On March 19, 2010, Messrs. Frith-Smith, Gleason, Pransky and Smith resigned from the Company’s Board of Directors.  Andris A. Baltins remains as its only non-management director and his director fee was changed to $5,000 per month commencing January 1, 2010 and his fees ceased in March 2011.   The Company does not compensate Mr. Adams for his service on the Board of Directors.  Mr. Schneider resigned as a director on March 18, 2011.  The Company does not provide any other compensation or benefits to the members of its Board of Directors.

During 2011, the following fees were earned or paid in cash to the directors:

Name	Year	Fees Earned or Paid in Cash ($)
Andris A. Baltins	2011	$ 10,000

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors determines the compensation of the executive officers.  Marcus Lemonis, Chief Executive Officer of the Company, has served on the Board of Directors since January 24, 2011. Mr. Lemonis also serves as a director of FreedomRoads, which is controlled by Mr. Adams.  In addition, Mr. Baltins also serves as a director of FreedomRoads and of AOA, both of which are controlled by Mr. Adams.

Compensation Policy Risk Assessment

The Company operates three business segments, Membership Service, Retail and Media, with different levels of profitability and thus the Company’s compensation policies and practices are not the same for each executive officer and other employees.  There is a risk that overall employee compensation and policies could have a material adverse effect on the Company.  Considering that the Board of Directors reviews compensation policies and agreements annually, management believes this risk is minimal.

Security Ownership of Beneficial Owners and Management

We are a wholly-owned subsidiary of Affinity Group Holding, LLC, or the Parent. Our Parent is an indirect wholly-owned subsidiary of AGI Holding Corp., or AGHC, a privately-owned corporation. The following table sets forth, as of December 31, 2011, information with respect to the beneficial ownership of the common stock of our ultimate parent, AGHC, by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each director, each executive officer listed under the caption “Management” and all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares of Stock Owned(1)	Percent of Common Stock
Stephen Adams, Director 88 Old Roxbury Rd. Roxbury, CT 06783	1,407.7	100.0%

(1)      The beneficial owners have sole voting and investment power with respect to the shares in the table.

Certain Relationships and Related Transactions

Support Agreement with Mr. Stephen Adams

On June 5, 2009, as a condition to an amendment to the then outstanding senior credit facility, Stephen Adams, Chairman of the Board of Directors and the shareholder of our ultimate parent, AGI Holding Corp., or AGHC, and the Company, entered into that certain Support Agreement pursuant to which Mr. Adams agreed to (i) arrange for the purchase of approximately $26.6 million in principal amount of the term portion of the senior credit facility by new lenders, (ii) enhance the yield to such new lenders, (iii) purchase a portion of the AGHI Existing Notes held by one of such new lenders at a premium to the most recent market price, (iv) contribute $8.5 million in capital to the Company, and (v) guarantee two required principal payments on the term loans under the senior credit facility, aggregating $15.0 million. In consideration of Mr. Adams’ financial commitments under the Support Agreement, the Company agreed to pay Mr. Adams, upon successful refinancing of the Company’s then outstanding senior secured credit facility, a success fee equal in amount to the fair value of such support, which was subsequently valued by an independent financial adviser at $26.8 million. Mr. Adams contributed his receivable in the amount of $26.8 million to the capital of the Company in connection with the issuance of the Senior Secured Notes, which refinanced the Company’s previous senior credit facility, and the Support Agreement was terminated concurrently the issuance of the Senior Secured Notes on November 30, 2010.

Option Agreement with FreedomRoads

On December 1, 2009, our Parent and FreedomRoads entered into an Option Agreement, which was amended on November 15, 2011, which grants the Company the right and option (the “Option”) to purchase FreedomRoads’ “choice model” insurance business for a $5.0 million refundable deposit, of which $2.5 million was required to be paid up-front, with the balance payable on or before the earlier of (i) the date on which the costs of FreedomRoads incurred in implementing business policies required by the Company exceed $5.0 million. The Option is exercisable on or after May 15, 2012, but before May 15, 2013. In the event the Option is not exercised, the Company has the right to the return of the deposit, less costs incurred by FreedomRoads. The $2.5 million upfront payment is reported in non-current assets on the Company’s balance sheet as of December 31, 2011.  Our Chairman, Stephen Adams, is also the controlling owner of FreedomRoads.

FreedomRoads Database License

Pursuant to our Database Contract, dated as of December 14, 2009, by and between FreedomRoads and the Company, the Company paid to FreedomRoads, a one-time fee of $1.8 million for the non-exclusive license to access the FreedomRoads database for use in connection with the sale and promotion of RV products and services for an initial term of ten years. The $1.3 million access fee is reported in Other Non-current Assets, and the current portion of $180,000 is reported in Prepaids on the Company’s balance sheet as of December 31, 2011. The Company has no further financial obligations under the Database Contract but has the continuing right until December 14, 2019 to the use of the data licensed by the Company under the contract.

FreedomRoads Cooperative Resources Agreement

In October 2010, the Company, Camping World and FreedomRoads entered into that certain Second Amended and Restated Cooperative Resources Agreement pursuant to which the parties make their databases available to each other for use in their respective businesses and agree to receive and provide certain reports containing club member and customer information. In addition, FreedomRoads is granted (i) the right to market and advertise its business in all of the Company’s and Camping World’s marketing channels and (ii) a non-transferable, non-assignable license to use certain Camping World’s trademarks in connection with its business. In consideration for such license, FreedomRoads is obligated to pay a license fee to the Company beginning October 1, 2010, in an amount equal to $937,500 per quarter. FreedomRoads is also obligated to reimburse the Company’s Camping World subsidiary for costs associated with the management, maintenance and monitoring of the FreedomRoads customer database, and for call center and online retail services.

The term of the agreement is for 25 years, subject to certain early termination provisions, including a change of control of any of the parties, the entry of a final judgment against any party for the payment of money in excess of $2.5 million or a default by any party under any agreement which is likely to result in a claim exceeding $2.5 million.

The Senior Secured Indenture prohibits us from (i) amending, supplementing or waiving any provision of the agreement in any manner that would be adverse to us or (ii) terminating such agreement. In addition, FreedomRoads’ failure to make payments to us under the agreement will be, in certain circumstances, an event of default under the Senior Secured Indenture.

Camping World and FreedomRoads Joint Venture Agreement

In February 2006, Camping World and FreedomRoads entered into that certain Joint Venture Agreement pursuant to which the parties are to act cooperatively with a view to maximizing synergies and to locate, establish and utilize mutually beneficial relationships that are available only to the parties acting together that would not otherwise be available to either party independently. Under this agreement, Camping World paid FreedomRoads approximately $23.4 million, $21.0 million, and $18.6 million for the 2011, 2010, and 2009 fiscal years, respectively, and FreedomRoads paid Camping World approximately $32.3 million, $30.8 million, and $24.7 million for 2011, 2010, and 2009 fiscal years, respectively.

FreedomRoads Leases

In connection with our effort to expand the number of Camping World stores by developing retail alliances with RV dealerships across North America, the Company established as of December 31,

2011, 49 Camping World stores alongside or within RV dealerships owned by FreedomRoads, and we expect additional Camping World stores will be located alongside or within such RV dealerships in the future. As of December 31, 2011, the Company leased 40 properties from FreedomRoads and sub-leased three properties to FreedomRoads, and Camping World was a joint tenant with FreedomRoads under six leases. Total payments by Camping World to FreedomRoads under these 40 leased properties for the 2011, 2010 and 2009 fiscal years were approximately $5.5 million, $5.5 million, and $5.7 million, respectively. Future commitments under these leases total approximately $24.5 million. The leases expire at various dates from August 2013 through August 2026.  For the 2011 and 2010 fiscal years, lease payments received from FreedomRoads for the three subleased properties were approximately $0.4 million and $0.4 million, respectively, and future payments to be received under these subleases total approximately $1.7 million. We believe these leases were at rental rates that were at or below market at the time made and are on customary arms-length terms.

Sale of Real Estate Properties to Affiliate

In 2001, the Company sold certain real estate (the “AGRP Sites”) to subsidiaries of AGRP Holding Corp. (“AGRP”), an entity controlled by Stephen Adams, who indirectly owns a controlling interest in the Company.  The Company leased back the AGRP Sites pursuant to leases (the “Leases”) with initial terms expiring in 2037 through 2039.  As part of such sale and leaseback transaction, (i) the Company and AGRP entered into to a management agreement (the “Management Agreement”) pursuant to which the Company agreed to manage the AGRP Sites on behalf of AGRP and AGRP agreed to pay the Company a management fee (the “Management Fee”) equal in amount to the difference between the base rent payable under the Leases and the amount of AGRP’s debt service for the AGRP Sites and (ii) AGRP issued to the Company its note due December 2011 in the original amount of $4,835,000 (the “Leaseback Note”).

On November 14, 2011, as part of an agreement to amend the Lease pertaining to the Company’s Ventura facility, which amendment affords the Company the right to early termination of its obligations under the Ventura Lease, the Company made a $3.1 million investment in 12% notes of FreedomRoads repayable in November and December 2012.

AGRP’s debt service was scheduled to increase on January 1, 2012 by $506,563 annually, which would have resulted in an annual increase of $506,563 in net rent payable by the Company on the Leases. On December 29, 2011, in consideration of AGRP’s agreement to amend the Management Agreement to provide that the Management Fee payable to the Company by AGRP not be reduced on account of changes in debt service on AGRP’s indebtedness, the Company agreed to extend payment of principal and interest on the Leaseback Note until maturity, whether by acceleration or otherwise, of the Company’s 11.50% Senior Secured Notes Due 2016.

On December 29, 2011, AGRP Holding Corp. sold six of the eleven real estate properties to a third party.  The sale of the properties had no affect on the terms of the lease or the associated deferred gain.  The average net annual lease payments over the lives of the five remaining property leases is $1.0 million.

Remnant Billboard Agreement

On July 1, 2010, Camping World and Adams Outdoor Advertising Marketing Company entered into an agreement pursuant to which Camping World has the right to use outdoor advertising space at cost on billboards that become available because the billboards would otherwise be vacant. Camping World made a deposit of $1.0 million and, as remnant boards are utilized by Camping World, the usage cost is applied against the deposit. Any unused portion of the deposit is to be returned to Camping World upon termination of the agreement. The agreement may be terminated by either party on 30 days notice.  Our Chairman, Mr. Adams, beneficially owns a controlling interest in Adams Outdoor Advertising Marketing Company.

Policy regarding Related Party Transactions

All related party transactions are first approved by the Company’s Board of Directors and then confirmed in a written agreement.  Messrs. Lemonis and Wolfe are responsible for implementation of such agreements.

Director Independence

The Company’s securities are not listed on any national securities exchange and the Company is not subject to any director independence requirements. In addition, the Company has not adopted its own standards of director independence. For purposes of this disclosure, the Company has reviewed the independence of its directors under the standards adopted by the New York Stock Exchange. The Company believes that none of the members of the board of directors is independent under the New York Stock Exchange standards.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors engaged Ernst & Young LLP as an independent Registered Public Accounting Firm to examine our accounts for the fiscal years ending December 31, 2011 and 2010.

Audit Fees

The aggregate audit fees paid to Ernst & Young LLP for the fiscal years ended December 31, 2011 and 2010 were $461,000 and $544,000, respectively.  These fees include amounts for the audit of the Company’s consolidated annual financial statements, stand alone audits of certain subsidiaries, and the reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, including assistance with and review of documents filed with the SEC.  In 2010, audit fees also include fees paid to Ernst & Young LLP for services rendered in connection with the Company’s offering to issue Senior Secured Notes.

Audit-Related Fees

No audit-related fees were paid to Ernst & Young LLP for the fiscal years ended December 31, 2011 and 2010.

Tax Fees

The aggregate fees billed by Ernst & Young LLP for tax services rendered for the fiscal years ended December 31, 2011 and 2010 were $0.

All Other Fees

There were no other fees paid to Ernst & Young LLP for the years ended December 31, 2011 and 2010.

Pre-Approval Requirements

The Board of Directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent Registered Public Accounting Firm, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services.  All audit and non-audit services performed by Ernst & Young LLP during fiscal 2011 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Consolidated financial statements are included in Item 8 hereto.

(a) (2)  Consolidated financial statement schedules are included in Item 8 hereto.

(a) (3)  Listing of Exhibits:

The exhibits required to be a part of this report are listed in the Index to Exhibits which follows the signature page.

(b)    Exhibits:

Included in Item 15 (a) (3) above.

(c)    Financial Statement Schedules

Included in Item 15 (a) (2) above.

ITEM 22:  UNDERTAKINGS

(a)   The undersigned registrants hereby undertake that, for purposes of determining any liability under the Securities Act, each filing of the registrants’ annual report pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (and, where applicable, each filing of an employee benefit plan’s annual report to Section 15(d) of the Exchange Act), that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

(b)   Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrants pursuant to the foregoing provisions, or otherwise, the registrants have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of a registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrants will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy, as expressed in the Securities Act and will be governed by the final adjudication of such issue.

(c)   The undersigned registrants hereby undertake to respond to requests for information that is incorporated by reference into the prospectus pursuant to Items 4, 10(b), 11 or 13 of this Form, within one business day of receipt of such request, and to send the incorporated documents by first class mail or other equally prompt means.  This includes information contained in documents filed subsequent to the effective date of the registration statement through the date of responding to the request.

(d)   The undersigned registrants hereby undertake to supply by means of a post-effective amendment all information concerning a transaction, and the Company being acquired involved therein, that was not the subject of and included in the registration statement when it became effective.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ventura, State of California on March 16, 2012.

GOOD SAM ENTERPRISES, LLC.

By	/s/ Marcus A. Lemonis
Marcus A. Lemonis
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	*	Chief Executive Officer and Director	March 16, 2012
Marcus A. Lemonis

	*	Executive Vice President and	March 16, 2012
	Thomas F. Wolfe	Chief Financial Officer
(Principal Financial and Accounting Officer)

	*	Director	March 16, 2012
Stephen Adams

	*	Director	March 16, 2012
Andris A. Baltins

By:	/s/ Thomas F. Wolfe		March 16, 2012
(Thomas F. Wolfe
Attorney-in-Fact)

Thomas F. Wolfe, pursuant to Powers of Attorney executed by each of the officers and directors listed above whose name is marked by an “*” and filed as an exhibit hereto, by signing his name hereto does hereby sign and execute this Report of Good Sam Enterprises, LLC on behalf of each of such officers and directors in the capacities in which the names of each appear above.

GOOD SAM ENTERPRISES, LLC

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2011

Item	Regulation S-K Exhibit Table Reference	Sequential Page No.
Certificate of Organization of Affinity Group, LLC (1)	3.1

Limited Liability Agreement of Affinity Group, LLC (1)	3.2

Certificate of Organization of Good Sam Enterprises, LLC (2)	3.3

Indenture dated as of November 30, 2010 among Affinity Group, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, as Trustee (1)	4.1

Amendment and Supplement to Indenture dated as of March 2, 2011 among Affinity Group, LLC (as successor through conversion of Affinity Group, Inc. to), the Guarantors named therein and The Bank of New York Mellon Trust Company, as Trustee (1)	4.2

Registration Rights Agreement dated as of November 30, 2010 among Affinity Group, Inc., the Guarantors named herein and Jefferies & Company, Inc. and Moelis & Company LLC as initial purchasers (1)	4.3

Pledge and Security Agreement dated November 30, 2010 among Affinity Group, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, as Collateral Agent, as amended (1)	4.4

Intercreditor Agreement dated November 30, 2010 (1)	4.5

Form of Note (1)	4.6

Credit Agreement dated as of March 1, 2010, among Camping World, Inc. and CWI, Inc., as Borrowers, the certain Subsidiaries of Borrowers party hereto as Guarantors, the financial institutions party hereto as the Lenders, SunTrust Bank, as the Issuing Bank, and SunTrust Bank, as the Administrative Agent, as amended (1)	4.7

Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc., as amended (1)	10.1

401 (k) Savings and Investment Plan (1)	10.2

Choice Model Marketing Agreement dated as of January 21, 2011 by and among Affinity Group, Inc., Camping World, Inc.,	10.3

Item	Regulation S-K Exhibit Table Reference	Sequential Page No.
CWI, Inc. and GMAC Insurance Marketing, Inc. (1)

Preferred Membership Unit Subscription Agreement dated March 24, 2005 between FreedomRoads Holding LLC and CWFR Capital Corp. (1)	10.4

Unsecured Promissory Note of AGRP Holding Corp., dated December 5, 2001 (1)	10.5

Agreement with Signature’s Nationwide Motor Club, Inc. dated January 1, 2011 (1)	10.6

Second Amended and Restated Cooperative Resource Agreement with FreedomRoads Holding Company, Inc. dated January 1, 2010 (1)	10.7

Amendment to Unsecured Promissory Note dated December 29, 2011 between Good Sam Enterprises, LLC and AGRP Holding Corp. (3)	10.8

Subsidiaries of the Registrant	21	104

Powers of Attorney	24.1	105

Certification of Chief Executive Officer	31.1	107

Certification of Executive Vice President and Chief Financial Officer	31.2	108

Statement Pursuant to 18 U.S.C Section 1350	32.1	109

Statement Pursuant to 18 U.S.C Section 1350	32.2	110

XBRL Instance Document	101.INS

XBRL Taxonomy Extension Schema Document	101.SCH

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Extension Label Linkbase Document	101.LAB

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

(1)  Filed with the Company’s Form S-4 Registration Statement dated April 4, 2011 and incorporated by reference herein.

(2)  Filed with the Company’s Form S-4 Registration Statement Amendment 1 dated May 2, 2011 and incorporated by reference herein.

(3)  Filed with the Company’s Form 8-K dated December 29, 2011 and incorporated by reference herein.

A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit.  Such request should be sent to Good Sam Enterprises, LLC, 250 Parkway, Suite 270, Lincolnshire, IL  60069, Attention:  Chief Financial Officer