Form 10-Q
period 2012-03-31
GOOD SAM ENTERPRISES, LLC
filed 2012-05-14
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q REPORT

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
March 31, 2012	000-22852

GOOD SAM ENTERPRISES, LLC

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Parkway Drive, Suite 270	(847) 229-6720
Lincolnshire, IL 60069	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES  ☐       NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	May 14, 2012
Membership Units	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

(In thousands except member units)

	3/31/2012	12/31/2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,220	$20,275
Accounts receivable, less allowance for doubtful accounts of $2,419 in 2012 and $2,086 in 2011	30,758	32,972
Notes	3,117	3,117
Inventories	68,949	56,558
Prepaid expenses and other assets	13,034	11,792
Total current assets	134,078	124,714

PROPERTY AND EQUIPMENT, net	24,567	22,563
AFFILIATE NOTES AND INVESTMENTS	4,709	4,587
INTANGIBLE ASSETS, net	12,914	14,715
GOODWILL	49,944	49,944
OTHER ASSETS	6,393	6,440
Total assets	$232,605	$222,963

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$28,053	$18,050
Accrued interest	13,236	3,989
Accrued income taxes	2,367	2,263
Accrued liabilities	26,027	27,519
Deferred revenues and gains	50,694	54,870
Current portion of long-term debt	10,000	12,422
Total current liabilities	130,377	119,113

DEFERRED REVENUES AND GAINS	30,369	30,979
LONG-TERM DEBT, net of current portion	325,021	325,028
OTHER LONG-TERM LIABILITIES	930	1,639
	486,697	476,759

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Membership units, 2,000 units issued and outstanding	1	1
Member contributions	74,000	74,000
Accumulated deficit	(328,093)	(327,797)
Total member’s deficit	(254,092)	(253,796)
Total liabilities and member’s deficit	$232,605	$222,963

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2012	3/31/2011
REVENUES:
Membership services	$37,202	$35,234
Media	11,814	15,386
Retail	61,042	53,947
	110,058	104,567

COSTS APPLICABLE TO REVENUES:
Membership services	19,767	19,641
Media	8,417	11,849
Retail	37,262	31,391
	65,446	62,881

GROSS PROFIT	44,612	41,686

OPERATING EXPENSES:
Selling, general and administrative	31,093	29,877
Financing expense	—	(19)
Depreciation and amortization	3,476	4,222
	34,569	34,080

INCOME FROM OPERATIONS	10,043	7,606

NON-OPERATING ITEMS:
Interest income	218	125
Interest expense	(11,218)	(11,298)
Gain on derivative instrument	990	846
Loss on debt extinguishment	(440)	—
Gain on sale of assets	515	222
	(9,935)	(10,105)

INCOME (LOSS) BEFORE INCOME TAXES	108	(2,499)

INCOME TAX EXPENSE	(104)	(94)

NET INCOME (LOSS)	$4	$(2,593)

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2012	3/31/2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4	$(2,593)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,909	2,494
Amortization	1,567	1,728
Gain on derivative instrument	(990)	(846)
Loss on debt extinguishment	440	—
Provision for losses on accounts receivable	299	302
Loss on sale of assets	13	28
Gain on sale of business	(528)	(250)
Accretion of original issue discount	231	207
Changes in operating assets and liabilities:
Accounts receivable	2,115	2,676
Inventories	(12,391)	(10,752)
Prepaid expenses and other assets	(1,196)	153
Accounts payable	10,003	8,772
Accrued and other liabilities	8,140	7,222
Deferred revenues and gains	(4,505)	(2,155)
Net cash provided by operating activities	5,111	6,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,933)	(1,002)
Net proceeds from sale of assets	55	25
Cash (paid) received on loans to affiliate	(122)	14
Net cash used in investing activities	(4,000)	(963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(300)	—
Borrowings on debt	6,343	8,518
Payment of debt issue costs	—	(262)
Principal payments on debt	(9,209)	(3,685)
Net cash (used in) provided by financing activities	(3,166)	4,571

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,055)	10,594

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,275	15,363

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,220	$25,957

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

These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2011 and notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

We have evaluated subsequent events through the date of issuance of our financial statements.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2012, the Company adopted the newly issued accounting standard which gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some, or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. We perform our annual impairment test during the fourth quarter of each year.

On January 1, 2012, the Company adopted the newly issued accounting standard which changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements, particularly for Level 3 fair value measurements. The adoption of the newly issued accounting standard did not have a material effect on its financial position or results of operations.

On January 1, 2012, the Company adopted the newly issued accounting standard which amends the disclosure requirements for the presentation of other comprehensive income (“OCI”) in the financial statements, including elimination of the option to present OCI in

(2) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

the statement of member’s deficit.  As a result of this new standard, OCI and its components will be required to be presented for both interim and annual periods in a single continuous financial statement, the statement of comprehensive income, or in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement of OCI.  In addition, items that are reclassified from OCI to net income must be presented on the face of the financial statement.  As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position, results of operations or cashflows.  The Company has no items of other comprehensive income in any period presented.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Media, and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The President’s Club was merged into the Good Sam Club on January 1, 2012, and the Golf Card Club was sold on March 1, 2012.  The operations of the Golf Card Club were not material to the Membership Services segment, representing less than 0.5% of segment revenue in 2011.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

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

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Media	Retail	Consolidated
THREE MONTHS ENDED MARCH 31, 2012
Revenues from external customers	$37,202	$11,814	$61,042	$110,058
Depreciation and amortization	190	796	1,843	2,829
Gain (loss) on sale of assets	529	2	(16)	515
Interest income	675	2	—	677
Interest expense	—	—	605	605
Segment profit (loss)	15,974	1,819	(2,910)	14,883

THREE MONTHS ENDED MARCH 31, 2011
Revenues from external customers	$35,234	$15,386	$53,947	$104,567
Depreciation and amortization	425	981	2,179	3,585
Gain (loss) on sale of assets	—	250	(28)	222
Interest income	744	—	—	744
Interest expense	—	1	585	586
Segment profit (loss)	14,085	1,753	(3,289)	12,549

The following is a reconciliation of profit from operations to the Company’s consolidated financial statements for the three months ended March 31, 2012 and 2011 (in thousands):

	THREE MONTHS ENDED
	3/31/2012	3/31/2011

Income (loss) Before Income Taxes
Total operating profit for reportable segments	$14,883	$12,549
Unallocated G & A expense	(3,606)	(3,945)
Unallocated depreciation and amortization expense	(647)	(637)
Unallocated gain on derivative instrument	990	846
Unallocated financing charges	—	19
Unallocated loss on debt extinguishment	(440)	—
Elimination of intercompany interest income	(459)	(619)
Unallocated interest expense, net of intercompany elimination	(10,613)	(10,712)
Income (loss) before income taxes	$108	$(2,499)

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of assets of reportable segments to the Company’s consolidated financial statements as of March 31, 2012 and December 31, 2011 (in thousands):

	3/31/2012	12/31/2011
Membership services segment	$273,903	$268,944
Media segment	12,651	16,695
Retail segment	100,976	92,117
Total assets for reportable segments	387,530	377,756
Intangible assets not allocated to segments	10,098	10,881
Corporate unallocated assets	8,470	8,602
Elimination of intersegment receivable	(173,493)	(174,276)
Total assets	$232,605	$222,963

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the three months ended March 31 (in thousands):

	2012	2011
Cash paid during the period for:
Interest	$1,740	$1,595
Income taxes	149	32

On February 27, 2012, and in accordance with the provisions of the indenture (the “Senior Secured Notes Indenture”) pursuant to which the Company issued its 11.5% senior secured notes due 2016 (the “Senior Secured Notes”), the Company completed an excess cash flow offer to purchase of $7.4 million in principal amount of the Senior Secured Notes.  These Senior Secured Notes were purchased by the Company and retired on February 27, 2012.  See Note 6 - Debt.  The loss on debt extinguishment includes a $0.1 million premium, $0.1 million of unamortized original issue discount and $0.2 million of capitalized finance expense related to the $7.4 million in principal purchased on February 27, 2012.

In March 2012, the Company completed the sale of the Golf Card Club for approximately $0.2 million, of which $0.1 million was paid at closing date, resulting in a gain of approximately $0.5 million.  Included in the sale was $0.3 million of deferred revenue related to the Golf Card Club.

In March 2012, the Company recorded an adjustment to the fair value of the interest rate swaps resulting in a $1.0 million decrease in Accrued Liabilities and in the statement of operations as a non-cash gain on derivative instruments of $1.0 million.

In March 2011, the Company recorded an adjustment to the fair value of the interest rate swaps resulting in an $0.8 million decrease in Accrued Liabilities and Other Long-Term Liabilities and in the statement of operations as a non-cash gain on derivative instruments of $0.8 million.

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

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at March 31, 2012 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$31,910	$(29,959)	$1,951
Non-compete and deferred consulting agreements	—	18,275	(18,275)	—
Deferred financing costs	6	15,104	(4,141)	10,963
		$65,289	$(52,375)	$12,914

(6) DEBT

Senior Secured Notes

On November 30, 2010, the Company issued $333.0 million principal amount Senior Secured Notes at an original issue discount of $6.9 million, or 2.1%.  Interest on the Senior Secured Notes at a rate of 11.5% per annum is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the outstanding 9% senior subordinated notes due 2012 (the “GSE Senior Notes”) in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under the Company’s existing senior secured credit facility (the “2010 Senior Credit Facility”) in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to the Company’s direct parent, Affinity Group Holding, LLC, (“Parent”), to enable Parent, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of March 31, 2012, an aggregate of $325.6 million of Senior Secured Notes remain outstanding.

(6) DEBT (continued)

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

Subject to certain conditions, the Company is required to offer to redeem Senior Secured Notes at 101% of principal amount tendered for redemption in an aggregate amount of the Excess Cash Flow Amount (as defined in the Senior Secured Indenture) for the respective period.  For the calendar year ended December 31, 2011, the Excess Cash Flow Amount is the greater of $7.5 million or 75% of the Excess Cash Flow.  For each six month period ending on June 30 beginning June 30, 2012, the minimum Excess Cash Flow Amount is $5.0 million if the then outstanding aggregate principal amount of the Senior Secured Notes exceeds $233.0 million or $1.0 million if the then outstanding aggregate principal amount of the Senior Secured Notes is $233.0 million or less (such amount called the “Minimum Excess Cash Flow”).  For the calendar years commencing with the calendar year ended December 31, 2012, the Excess Cash Flow Amount is the greater of (i) the Minimum Excess Cash Flow Amount, or (ii) (x) 75% of Excess Cash Flow for such annual period, minus (y) the Minimum Excess Cash Flow Amount for the immediately preceding six months period ending on June 30.  On February 27, 2012, the Company completed an excess cash flow offer to purchase $7.4 million in principal amount of the Company’s outstanding Senior Secured Notes.  The Senior Secured Notes were purchased by the Company and retired on February 27, 2012, resulting in a $0.4 million loss on debt extinguishment.

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

(6) DEBT (continued)

thereof to the extent of the value of the collateral securing indebtedness under such facilities.

CW Credit Facility

On March 1, 2010, our wholly-owned subsidiary, Camping World, Inc. entered into the CW Credit Facility providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility initially matured on the earlier of March 1, 2013, 60 days prior to the date of maturity of the 2010 Senior Credit Facility, or 120 days prior to the earlier date of maturity of the GSE Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floated at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  On December 30, 2010, the CW Credit Facility was amended to extend the maturity to September 1, 2014, to decrease the interest rate margin to 2.75%, to remove the 1% LIBOR floor, to increase the revolving loan commitment amount from $12.0 million to $20.0 million, with a $5.0 million sublimit for letters of credit, and to decrease the letters of credit commitment from $10.0 million to $5.0 million.  On April 23, 2012, the Company amended the CW Credit Facility to (a) increase borrowing availability by reducing the collateral availability block from $5.0 million to $2.5 million from October 1st of each year through the last day of February of the immediately following year, (b) eliminate any restrictions on the number of new store openings during the year, and (c) increase the interest rate margin from 2.75% to 3.25%.

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  As of March 31, 2012, the average interest rate on the CW Credit Facility was 3.494%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company entered into the Intercreditor Agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.  As of March 31, 2012, $15.1 million of CW Credit Facility remains outstanding and $6.1 million of letters of credit were issued.

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of

(6) DEBT (continued)

dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at March 31, 2012.

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

In November 2010, the Company completed an offering of $333.0 million principal amount of the Senior Secured Notes.  See Note 6 - Debt.  The Company’s present and future restricted subsidiaries guarantee the Senior Secured Notes with unconditional guarantees of payment.

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

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the three months ended March 31, 2012 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$10,506	$7,714	$—	$—	$18,220
Accounts receivable - net of allowance for doubtful accounts	9,045	195,206		(173,493)	30,758
Inventories	—	68,949	—	—	68,949
Other current assets	4,304	11,847	—	—	16,151
Total current assets	23,855	283,716	—	(173,493)	134,078

Property and equipment, net	3,552	21,015	—	—	24,567
Intangible assets	10,098	2,816	—	—	12,914
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	758,949	—	—	(758,949)	—
Affiliate note and investments	40,000	4,709	—	(40,000)	4,709
Other assets	3,915	2,478	—	—	6,393
Total assets	$890,313	$314,734	$—	$(972,442)	$232,605

Accounts payable	$1,254	$26,799	$—	$—	$28,053
Accrued and other liabilities	22,115	19,515	—	—	41,630
Current portion of long-term debt	183,493	40,000	—	(213,493)	10,000
Current portion of deferred revenue	420	50,274	—	—	50,694
Total current liabilities	207,282	136,588		(213,493)	130,377

Deferred revenue	2,014	28,355	—	—	30,369
Long-term debt	309,883	15,138	—	—	325,021
Other long-term liabilities	625,226	(624,296)	—	—	930
Total liabilities	1,144,405	(444,215)		(213,493)	486,697

Interdivisional equity	—	758,949	—	(758,949)	—
Members’ deficit	(254,092)	—	—	—	(254,092)

Total liabilities & member’s deficit	$890,313	$314,734	$—	$(972,442)	$232,605

Revenue	$2,931	$109,639	$—	$(2,512)	$110,058
Costs applicable to revenues	(3,851)	(64,107)	—	2,512	(65,446)
Operating expenses	(4,304)	(30,265)	—	—	(34,569)
Interest expense, net	(11,072)	72	—	—	(11,000)
Income from investment in consolidated subsidiaries	9,725	—	—	(9,725)	—
Other non operating income (expenses)	6,679	(5,614)	—	—	1,065
Income tax expense	(104)	—	—	—	(104)
Net income	$4	$9,725	$—	$(9,725)	$4

Cash flows from operations	$(8,709)	$13,820	$—	$—	$5,111
Cash flows provided by (used in) investing activities	(794)	(3,206)	—	—	(4,000)
Cash flows provided by (used in) financing activities	12,260	(15,426)	—	—	(3,166)
Cash at beginning of year	7,749	12,526	—	—	20,275
Cash at end of period	$10,506	$7,714	$—	$—	$18,220

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized balance sheet statements setting forth certain financial information concerning the Guarantor Subsidiaries as of December 31, 2011 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$7,749	$12,526	$—	$—	$20,275
Accounts receivable - net of allowance for doubtful accounts	1,295	205,953	—	(174,276)	32,972
Inventories	—	56,558	—	—	56,558
Other current assets	5,204	9,705	—	—	14,909
Total current assets	14,248	284,742	—	(174,276)	124,714

Property and equipment, net	2,906	19,657	—	—	22,563
Intangible assets	10,881	3,834	—	—	14,715
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	749,224	—	—	(749,224)	—
Affiliate note and investments	40,000	4,587	—	(40,000)	4,587
Other assets	3,960	2,480	—	—	6,440
Total assets	$871,163	$315,300	$—	$(963,500)	$222,963

Accounts payable	$1,638	$16,412	$—	$—	18,050
Accrued and other liabilities	14,110	19,661	—	—	33,771
Current portion of long-term debt	186,698	40,000	—	(214,276)	12,422
Current portion of deferred revenue	861	54,009	—	—	54,870
Total current liabilities	203,307	130,082		(214,276)	119,113

Deferred revenue	2,045	28,934	—	—	30,979
Long-term debt	314,522	10,506	—	—	325,028
Other long-term liabilities	605,085	(603,446)	—	—	1,639
Total liabilities	1,124,959	(433,924)		(214,276)	476,759

Interdivisional equity	—	749,224	—	(749,224)	—
Member’s deficit	(253,796)	—	—	—	(253,796)
Total liabilities & member’s deficit	$871,163	$315,300	$—	$(963,500)	$222,963

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended March 31, 2011 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$1,395	$103,172	$—	$—	$104,567
Costs applicable to revenues	(2,025)	(60,856)	—	—	(62,881)
Operating expenses	(3,823)	(30,257)	—	—	(34,080)
Interest expense, net	(11,331)	158	—	—	(11,173)
Income from investment in consolidated subsidiaries	11,128	—	—	(11,128)	—
Other non operating income (expenses)	2,157	(1,089)	—	—	1,068
Income tax expense	(94)	—	—	—	(94)
Net income (loss)	$(2,593)	$11,128	$—	$(11,128)	$(2,593)

Cash flows from operations	$(4,105)	$11,091	$—	$—	$6,986
Cash flows provided by (used in) investing activities	(279)	(684)	—	—	(963)
Cash flows provided (used in) by financing activities	13,092	(8,521)	—	—	4,571
Cash at beginning of year	2,071	13,292	—	—	15,363
Cash at end of period	$10,779	$15,178	$—	$—	$25,957

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

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.551% at March 31, 2012 based upon the January 31, 2012 reset date) and make periodic payments at a fixed rate of 5.135%,

(8) INTEREST RATE SWAP AGREEMENTS (continued)

with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.551% at March 31, 2012 based upon the January 31, 2012 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of variable interest rates on the Company’s floating rate debt.  The interest rate swap agreements were originally designated as cash flow hedges of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003.  Due to the issuance of the Senior Secured Notes representing fixed rate debt to replace the existing variable rate debt on November 30, 2010, the interest rate swaps no longer qualified as cash flow hedges as the underlying cash flows being hedged were no longer going to occur.

The following is the location and amounts of derivative instruments fair values in the statement of financial position for derivatives not designated as hedging instruments.

Derivatives not designated		Fair Value as of:
as hedging instruments	Balance Sheet Location	3/31/2012	12/31/2011

Interest rate swap contracts	Accrued liabilities	$(2,881)	$(3,871)

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Interest Rate Swap Agreements
	3/31/2012	3/31/2011
Derivatives not designated as hedging instruments:
Amount of Gain (Loss) recognized in income on Statement of Operations	$990	$846
Location of Gain (Loss) recognized in Statement of Operations	Gain (loss) on derivative instrument

The fair value of these swaps included in accrued liabilities was $2.9 million, which has also been recorded in the statement of operations in aggregate periods through March 31, 2012.  The fair value of these swaps included in accrued liabilities was $3.9 million, which has also been recorded in the statement of operations in aggregate periods through December 31, 2011.

(9) FAIR VALUE MEASUREMENTS

Accounting guidance for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2,

(9) FAIR VALUE MEASUREMENTS (continued)

defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2012, the Company holds interest rate swap contracts that are required to be measured at fair value on a recurring basis.  The Company’s interest rate swap contracts are not traded on a public exchange.  See Note 8 - Interest Rate Swap Agreements for further information on the interest rate swap contracts.  The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.

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

The Company’s liability at March 31, 2012 and December 31, 2011, measured at fair value on a recurring basis subject to the disclosure requirements from accounting guidance, was as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2012:
Interest Rate Swap Contracts	$(2,881)	$—	$(2,881)	$—

As of December 31, 2011:
Interest Rate Swap Contracts	(3,871)	—	(3,871)	—

The fair value of the interest rate swap contracts was calculated using the income method based on quoted interest rates.

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re-measurements to fair value during 2012 and 2011 of assets and liabilities that are not measured at fair value on a recurring basis.

(9) FAIR VALUE MEASUREMENTS (continued)

The following table presents the reported carrying value and fair value information for the Company’s Senior Secured Notes and the CW Credit Facility.  The fair values shown below for the Senior Secured Notes is based on quoted prices in the market for identical assets (Level 1), and the CW Credit Facility is based on indirect observable inputs (Level 2) (in thousands):

	3/31/2012		12/31/2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Notes	$319,884	$335,345	$326,944	$326,340
CW Credit Facility	15,137	15,137	10,506	10,506

ITEM 2:

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	3/31/2012	3/31/2011	Inc/(Dec)

REVENUES:
Membership services	33.8%	33.7%	5.6%
Media	10.7%	14.7%	(23.2)%
Retail	55.5%	51.6%	13.2%
	100.0%	100.0%	5.3%

COSTS APPLICABLE TO REVENUES:
Membership services	18.0%	18.8%	0.6%
Media	7.6%	11.3%	(29.0)%
Retail	33.9%	30.0%	18.7%
	59.5%	60.1%	4.1%

GROSS PROFIT	40.5%	39.9%	7.0%

OPERATING EXPENSES:
Selling, general and administrative	28.2%	28.6%	4.1%
Financing expense	—	—	(100.0)%
Depreciation and amortization	3.2%	4.0%	(17.7)%
	31.4%	32.6%	1.4%

INCOME FROM OPERATIONS	9.1%	7.3%	32.0%

NON-OPERATING ITEMS:
Interest income	0.2%	0.1%	74.4%
Interest expense	(10.1)%	(10.8)%	(0.7)%
Gain on derivative instrument	0.9%	0.8%	17.0%
Loss on debt extinguishment	(0.4)%	—	(100.0)%
Gain on sale of assets	0.4%	0.2%	132.0%
	(9.0)%	(9.7)%	(1.7)%

INCOME (LOSS) BEFORE INCOME TAXES	0.1%	(2.4)%	(104.3)%

INCOME TAX EXPENSE	(0.1)%	(0.1)%	10.6%

NET INCOME (LOSS)	—	(2.5)%	(100.2)%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012

Compared With Three Months Ended March 31, 2011

Revenues

Revenues of $110.1 million for the first quarter of 2012 increased $5.5 million, or 5.3%, from the comparable period in 2011.

Membership Services revenues of $37.2 million for the first quarter of 2012 increased $2.0 million, or 5.6%, from the comparable period in 2011.  This revenue increase was largely attributable to a $1.6 million increase in member events revenue due to the timing of the Good Sam Club annual rally, which occurred in the first quarter of 2012 versus the third quarter of 2011, an $0.8 million increase in extended vehicle warranty program revenue due to contract price increases, a $0.3 million increase in marketing fee revenue from RV financing, and a $0.2 million increase in emergency road service revenue, partially offset by a $0.6 million decrease in advertising revenue from the RV View magazine, which was replaced with the Highways magazine in 2011, and a $0.3 million decrease in the Coast to Coast and Golf Card Club revenue due to decreased membership and the sale of the Golf Card Club in March 2012.

Media revenues of $11.8 million for the first quarter of 2012 decreased $3.6 million, or 23.2%, from the comparable period in 2011.  This decrease was primarily attributable to a $2.2 million revenue reduction resulting from the sale or closure of non-core media businesses in 2011, a $0.7 million reduction in annual directory revenues due to reduced marketing and phasing out the cd-rom version, a $0.3 million reduction in consumer show revenue, and a $0.4 million reduction in magazine revenue.

Retail revenues of $61.0 million for the first quarter of 2012 increased by $7.1 million, or 13.2%, from the comparable period in 2011.  Store merchandise sales increased $4.7 million from the first quarter of 2011 due to a same store sales increase of $3.7 million, or 9.3%, compared to a 1.4% decrease for the first quarter of 2011, and a $1.4 million increase due to the opening of ten new stores over the last fifteen months, which were partially offset by decreased revenue from discontinued stores of $0.4 million.  One store was closed in the last fifteen months in order to consolidate operations within that area.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order and internet sales increased $3.2 million, installation and service fees decreased $0.5 million, and supplies and other revenue decreased $0.3 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $65.4 million for the first quarter of 2012, an increase of $2.6 million, or 4.1%, from the comparable period in 2011.

Membership Services costs applicable to revenues of $19.8 million for the first quarter of 2012 increased $0.1 million, or 0.6%, from the comparable period in 2011.

This increase consisted of a $2.1 million expense increase due to the timing of member events, a $0.5 million increase in extended vehicle warranty program costs resulting from increased revenue for those programs, and a $0.4 million increase in emergency road service marketing costs, partially offset by a $1.5 million decrease in Good Sam Club expenses primarily attributable to combining the President’s Club and the Good Sam Club publication in the second quarter of 2011 and reduced direct mail efforts, a $0.5 million reduction in Camp Club USA costs, a $0.4 million reduction in overhead, a $0.3 million decrease in wage-related costs primarily due to headcount reductions, and a $0.2 million expense reduction from the Coast to Coast and Golf Card clubs.

Media costs applicable to revenues of $8.4 million for the first quarter of 2012 decreased $3.4 million, or 29.0%, from the comparable period in 2011 primarily due to the $1.9 million decrease from to the sale or closure of non-core media businesses in 2011, a $0.8 million decrease in wage-related costs primarily due to headcount reductions, a $0.4 million reduction in annual directory marketing and production costs and phasing out the cd-rom version, and a $0.3 million reduction in consumer show costs.

Retail costs applicable to revenues for the first quarter of 2012 increased $5.9 million, or 18.7%, to $37.3 million.  The retail gross profit margin of 39.0% for the first quarter of 2012 decreased from 41.8% for the comparable period in 2011 due to incremental merchandise discounts and markdowns, and increased shipping and freight-in costs.

Operating Expenses

Selling, general and administrative expenses of $31.1 million for the first quarter of 2012 increased $1.2 million compared to the first quarter of 2011.  This increase was primarily due to a $1.4 million increase in retail selling, general and administrative expenses, primarily related to increased labor, rent and selling expense, and $0.3 million of other general and administrative expenses, partially offset by a $0.5 million reduction in wage-related expenses.

Depreciation and amortization expense of $3.5 million decreased $0.7 million from the prior year primarily due to reduced capital expenditures in prior years.

Income from Operations

Income from operations for the first quarter of 2012 totaled $10.0 million compared to $7.6 million for the first quarter of 2011.  This increase of $2.4 million from the first quarter of 2011 was primarily the result of an increase in gross profit for the Membership Services and Retail segments of $1.8 million and $1.2 million, respectively, that was partially offset by a $0.5 million increase in operating expenses for the first quarter of 2012, and a decrease in gross profit for the Media segment of $0.1 million.

Non-Operating Items

Non-operating expenses of $9.9 million for the first quarter of 2012 decreased $0.2 million compared to the first quarter of 2011 due to $0.3 million of incremental gain on sale of assets, a $0.2 million positive change in the loss/gain on derivative instrument related to the interest rate swap agreements and a $0.1 million increase in interest income, partially offset by a $0.4 million loss on debt extinguishment in the first quarter of 2012.

Income (Loss) before Income Tax

Income before income tax for the first quarter of 2012 was $0.1 million, compared to a loss of $2.5 million for the first quarter of 2011.  This $2.6 million favorable change was attributable to the $2.4 million increase in income from operations in the first quarter of 2012 and the decrease in non-operating items of $0.2 million mentioned above.

Income Tax Expense

The Company recorded income tax expense of $0.1 million for the first quarter of 2012, compared to $0.1 million income tax expense for the first quarter of 2011.

Net Income (Loss)

Net income in the first quarter of 2012 was $4,000 compared to loss of $2.6 million for the same period in 2011 mainly due to the reasons discussed above.

Segment Profit (Loss)

The Company’s three principal lines of business are Membership Services, Media and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, the Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Golf Card Club was sold in March 2012.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

Membership services segment profit of $16.0 million for the first quarter of 2012 increased $1.9 million, or 13.4%, from the comparable period in 2011.  This increase was attributable to a $0.7 million increase in segment profit from the Good Sam Club primarily due to cost savings resulting from the combination of the President’s Club and the Good Sam Club on January 1, 2012, a $0.7 million increase from Camp Club USA, a $0.5 million gain on sale of Golf Card Club, a $0.3 million improvement in Coast to Coast Club, and a $0.3 million increase from RV financing, partially offset by a decrease in segment profit of $0.6 million from member events.

Media segment profit of $1.8 million for the first quarter of 2012 increased by $0.1 million, or 3.7%, from the comparable period in 2011 due to $0.4 million of cost savings from the sale or closure of non-core media businesses in 2011, and a $0.3 million increase from the annual directories, partially offset by a reduction in segment profit of $0.6 million from our magazines.

Retail segment loss of $2.9 million for the first quarter of 2012 favorably decreased $0.4 million from a segment loss of $3.3 million for the first quarter of 2011.  This reduction in segment loss resulted from a $1.5 million increase in gross profit and a $0.3 million reduction in depreciation expense partially offset by a $1.4 million increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $3.7 million and $5.6 million, respectively, as of March 31, 2012 and December 31, 2011.  The primary reason for the low levels of working capital is the deferred revenue and gains reported under current liabilities of $50.7 million and $54.9 million as of March 31, 2012 and December 31, 2011, respectively, which reduce working capital.  Deferred revenue is primarily comprised of cash collected for club memberships in advance of services to be provided which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

Contractual Obligations and Commercial Commitments

The following table summarizes our commitments to make long-term debt, lease, deferred compensation and letter of credit payments at March 31, 2012.  This table includes principal and future interest due under our debt agreements based on interest rates as of March 31, 2012 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2012	2013 and 2014	2015 and 2016	Thereafter

Debt and future interest	$520,727	$45,877	$107,446	$367,404	$—
Operating lease obligations	218,852	17,381	44,354	37,801	119,316
Deferred compensation	1,603	339	1,264	—	—
Standby letters of credit	6,091	4,081	2,010	—	—
Grand total	$747,273	$67,678	$155,074	$405,205	$119,316

11.50% Senior Secured Notes due 2016

On November 30, 2010, the Company issued $333.0 million principal amount of Senior Secured Notes at an original issue discount of 2.1%.  Interest on the Senior Secured Notes at a rate of 11.5% per annum is due each December 1 and June 1 commencing

June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the GSE Senior Notes in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under our 2010 Senior Credit Facility in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to our direct parent, to enable Parent, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of March 31, 2012, an aggregate of $325.6 million of Senior Secured Notes remain outstanding.

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

The indenture governing the Senior Secured Notes Indenture limits the Company’s ability to, among other things, incur more debt, pay dividends or make other distributions to our Parent, redeem stock, make certain investments, create liens, enter into transactions with affiliates, merge or consolidate, transfer or sell assets and make capital expenditures.

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

The CW Credit Facility

On March 1, 2010, our wholly-owned subsidiary, Camping World, Inc. (“Camping World”) entered into the CW Credit Facility providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility initially matured on the earlier of March 1, 2013, 60 days prior to the date of maturity of the 2010 Senior Credit Facility, or 120 days prior to the earlier date of maturity of the GSE Senior Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floated at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  On December 30, 2010, the CW Credit Facility was amended to extend the maturity to September 1, 2014, to decrease the interest rate margin to 2.75%, to remove the 1% LIBOR floor, to increase the revolving loan commitment amount from $12.0 million to $20.0 million, with a $5.0 million sublimit for letters of credit, and to decrease the letters of credit commitment from $10.0 million to $5.0 million.  As of March 31, 2012, the average interest rate on the CW Credit Facility was 3.494%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  On April 23, 2012, the Company amended the CW Credit Facility to (a) increase borrowing availability by reducing the collateral availability block from $5.0 million to $2.5 million from October 1st of each year through the last day of February of the immediately following year, (b) eliminate any restrictions on the number of new store openings during the year, and (c) increase the interest rate margin from 2.75% to 3.25%.  As of March 31, 2012, $15.1 million of CW Credit Facility remains outstanding and $6.1 million of letters of credit were issued.

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

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business,

acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  We were in compliance with all debt covenants at March 31, 2012.

Interest Rate Swap Agreements

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.551% at March 31, 2012 based upon the January 31, 2012 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.551% at March 31, 2012 based upon the January 31, 2012 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of variable interest rates on the Company’s floating rate debt.  The interest rate swap agreements were originally designated as cash flow hedges of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003.  Due to the issuance of the Senior Secured Notes representing fixed rate debt to replace the existing variable rate debt on November 30, 2010, the interest rate swaps no longer qualified as cash flow hedges as the underlying cash flows being hedged were no longer going to occur. The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap contracts is included in Accrued Liabilities, and totaled $2.9 million and $3.9 million as of March 31, 2012 and December 31, 2011, respectively.

Other Contractual Obligations and Commercial Commitments

For the three months ended March 31, 2012, the Company did not incur deferred executive compensation expense under the phantom stock agreements, and incurred payments of $0.7 million under the vested phantom stock agreements.  The Company expects to pay any additional phantom stock payments of $0.3 million in fiscal 2012.

Capital expenditures for the three months ended March 31, 2012 totaling $3.9 million increased $2.9 million from the first three months of 2011 primarily due new store openings, a point-of-sale system replacement, telecommunications, and leasehold improvements.  Additional capital expenditures of $2.6 million are anticipated for the balance of 2012, primarily for new stores and software and computer upgrades.  These capital expenditures will be financed through cash from operations, proceeds from the sale of assets and/or capital contributions.

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

Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from one to six years.

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

We have evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization.  We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.  The finite-lived purchased intangible assets consist of membership customer lists, and deferred financing costs which have weighted average useful lives of approximately 6 years, and 6 years, respectively.

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

Interest Rate Sensitivity Analysis

At March 31, 2012, we had debt totaling $335.0 million, net of $5.7 million in original issue discount, comprised of $15.1 million of variable rate debt, and $319.9 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact approximately $0.2 million.

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

ITEM 4: CONTROLS AND PROCEDURES

Managements’ Report on Internal Control over Financial Reporting

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15e under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the President and Chief Executive Officer along with the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  Management determined that, as of March 31, 2012, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOD SAM ENTERPRISES, LLC
(fka Affinity Group, LLC)

/s/ Thomas F. Wolfe
Date: May 14, 2012	Thomas F. Wolfe
Executive Vice President and
Chief Financial Officer