Form 10-Q
period 2012-06-30
GOOD SAM ENTERPRISES, LLC
filed 2012-08-14
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q REPORT

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
June 30, 2012	000-22852

GOOD SAM ENTERPRISES, LLC

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Parkway Drive, Suite 270	(847) 229-6720
Lincolnshire, IL 60069	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	August 14, 2012
Membership Units	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

(In thousands except shares and par value)

	6/30/2012	12/31/2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,968	$20,275
Accounts receivable, less allowance for doubtful accounts of $2,692 in 2012 and $2,086 in 2011	30,770	32,972
Note from affiliate	3,116	3,117
Inventories	79,464	56,558
Prepaid expenses and other assets	15,117	11,792
Total current assets	143,435	124,714

PROPERTY AND EQUIPMENT, net	24,908	22,563
AFFILIATE NOTES AND INVESTMENTS	4,831	4,587
INTANGIBLE ASSETS, net	11,956	14,715
GOODWILL	49,944	49,944
OTHER ASSETS	6,223	6,440
Total assets	$241,297	$222,963

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$34,549	$18,050
Accrued interest	3,913	3,989
Accrued income taxes	2,374	2,263
Accrued liabilities	24,536	27,519
Deferred revenues and gains	53,922	54,870
Current portion of long-term debt	6,901	12,422
Total current liabilities	126,195	119,113

DEFERRED REVENUES AND GAINS	31,516	30,979
LONG-TERM DEBT, net of current portion	330,395	325,028
OTHER LONG-TERM LIABILITIES	855	1,639
	488,961	476,759

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Membership units, 2,000 units issued and outstanding	1	1
Member contributions	75,000	74,000
Accumulated deficit	(322,665)	(327,797)
Total member’s deficit	(247,664)	(253,796)
Total liabilities and member’s deficit	$241,297	$222,963

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	6/30/2012	6/30/2011
REVENUES:
Membership services	$41,766	$39,067
Media	5,625	7,373
Retail	98,943	82,650
	146,334	129,090

COSTS APPLICABLE TO REVENUES:
Membership services	24,291	21,993
Media	4,229	6,339
Retail	60,184	48,231
	88,704	76,563

GROSS PROFIT	57,630	52,527

OPERATING EXPENSES:
Selling, general and administrative	38,107	33,022
Depreciation and amortization	3,356	4,003
	41,463	37,025

INCOME FROM OPERATIONS	16,167	15,502

NON-OPERATING ITEMS:
Interest income	218	125
Interest expense	(11,143)	(11,328)
Gain on derivative instrument	1,199	632
Gain on sale of assets or businesses	744	275
Other non-operating items, net	—	10
	(8,982)	(10,286)

INCOME BEFORE INCOME TAXES	7,185	5,216

INCOME TAX EXPENSE	(7)	(26)

NET INCOME	$7,178	$5,190

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2012	6/30/2011
REVENUES:
Membership services	$78,968	$74,301
Media	17,439	22,759
Retail	159,985	136,597
	256,392	233,657

COSTS APPLICABLE TO REVENUES:
Membership services	44,058	41,634
Media	12,646	18,188
Retail	97,446	79,622
	154,150	139,444

GROSS PROFIT	102,242	94,213

OPERATING EXPENSES:
Selling, general and administrative	69,200	62,899
Financing (gain) expense	—	(19)
Depreciation and amortization	6,832	8,225
	76,032	71,105

INCOME FROM OPERATIONS	26,210	23,108

NON-OPERATING ITEMS:
Interest income	436	250
Interest expense	(22,361)	(22,626)
Gain on derivative instrument	2,189	1,478
Loss on debt restructure	(440)	—
Gain on sale of assets or businesses	1,259	497
Other non-operating items, net	—	10
	(18,917)	(20,391)

INCOME BEFORE INCOME TAXES	7,293	2,717

INCOME TAX EXPENSE	(111)	(120)

NET INCOME	$7,182	$2,597

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2012	6/30/2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,182	$2,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,010	4,762
Amortization	2,822	3,463
Gain on derivative instrument	(2,189)	(1,478)
Loss on debt restructure	440	—
Provision for losses on accounts receivable	692	620
Gain on sale of assets or businesses	(1,259)	(497)
Accretion of original issue discount	462	418
Changes in operating assets and liabilities:
Accounts receivable	1,710	2,617
Inventories	(22,906)	(10,619)
Prepaid expenses and other assets	(3,114)	(4,108)
Accounts payable	16,499	7,693
Accrued and other liabilities	(1,543)	(1,383)
Deferred revenues and gains	(58)	2,953
Net cash provided by operating activities	2,748	7,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,406)	(2,743)
Net proceeds from sale of assets or businesses	763	208
Cash paid on loans to affiliate	(243)	(109)
Net cash used in investing activities	(5,886)	(2,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,050)	—
Contribution from parent	1,000	—
Borrowings on debt	9,666	11,172
Payment of debt issue costs	(297)	(507)
Principal payments on debt	(10,488)	(10,872)
Net cash used in financing activities	(2,169)	(207)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,307)	4,187

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,275	15,363

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,968	$19,550

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Principles of Consolidation — The consolidated financial statements include the accounts of Good Sam Enterprises, LLC (“GSE”), and its subsidiaries (collectively the “Company”), presented in accordance with U.S. generally accepted accounting principles, (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission.  Affinity Group Holding, LLC, a Delaware limited liability company (“AGHI”), is the parent of Good Sam Enterprises, LLC.  The ultimate parent company of AGHI is AGI Holding Corp. (“AGHC”), a privately-owned corporation.

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

On January 1, 2012, the Company adopted the newly issued accounting standard which amends the disclosure requirements for the presentation of other comprehensive income (“OCI”) in the financial statements, including elimination of the option to present OCI in the statement of member’s deficit.  As a result of this new standard, OCI and its

(2) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

components will be required to be presented for both interim and annual periods in a single continuous financial statement, the statement of comprehensive income, or in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement of OCI.  In addition, items that are reclassified from OCI to net income must be presented on the face of the financial statement.  As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position, results of operations or cashflows.  The Company has no items of other comprehensive income in any period presented.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Media, and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers.  The President’s Club was merged into the Good Sam Club on January 1, 2012, and the Golf Card Club was sold on March 1, 2012.  The operations of the Golf Card Club were not material to the Membership Services segment, representing less than 0.5% of segment revenue in 2011.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and internet.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.  Segment profit as presented herein excludes intercompany fees by which interest expense attributable to the Senior Secured Notes is allocated to such segments as management evaluates its lines of business performance before such allocation and this interest expense is evaluated on a consolidated level.

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

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Media	Retail	Consolidated

THREE MONTHS ENDED JUNE 30, 2012
Revenues from external customers	$41,766	$5,625	$98,943	$146,334
Depreciation and amortization	162	771	1,594	2,527
Gain (loss) on sale of assets or businesses	—	770	(26)	744
Interest income	658	1	—	659
Interest expense	—	—	648	648
Segment profit	14,692	630	5,582	20,904

THREE MONTHS ENDED JUNE 30, 2011
Revenues from external customers	$39,067	$7,373	$82,650	$129,090
Depreciation and amortization	321	952	2,069	3,342
Gain on sale of assets of businesses	5	270	—	275
Interest income	727	2	—	729
Interest expense	—	—	594	594
Segment profit (loss)	15,032	(601)	5,485	19,916

SIX MONTHS ENDED JUNE 30, 2012
Revenues from external customers	$78,968	$17,439	$159,985	$256,392
Depreciation and amortization	352	1,567	3,437	5,356
Gain (loss) on sale of assets or businesses	529	772	(42)	1,259
Interest income	1,333	3	—	1,336
Interest expense	—	—	1,253	1,253
Segment profit (loss)	30,666	2,449	2,672	35,787

SIX MONTHS ENDED JUNE 30, 2011
Revenues from external customers	$74,301	$22,759	$136,597	$233,657
Depreciation and amortization	746	1,933	4,248	6,927
Gain (loss) on sale of assets or businesses	5	520	(28)	497
Interest income	1,471	2	—	1,473
Interest expense	—	1	1,179	1,180
Segment profit	29,117	1,152	2,196	32,465

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of operating profit for reportable segments to the Company’s consolidated income before taxes for the three and six months ended June 30, 2012 and 2011 (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	6/30/2012	6/30/2011	6/30/2012	6/30/2011

Income Before Income Taxes
Total operating profit for reportable segments	$20,904	$19,916	$35,787	$32,465
Unallocated G & A expense	(3,153)	(3,333)	(6,759)	(7,278)
Unallocated depreciation and amortization expense	(829)	(661)	(1,476)	(1,298)
Unallocated gain on derivative instrument	1,199	632	2,189	1,478
Unallocated financing charges	—	—	—	19
Unallocated loss on debt extinguishment		—	(440)	—
Elimination of intercompany interest income	(441)	(604)	(900)	(1,223)
Unallocated interest expense, net of intercompany elimination	(10,495)	(10,734)	(21,108)	(21,446)
Income before income taxes	$7,185	$5,216	$7,293	$2,717

The following is a reconciliation of assets of reportable segments to the Company’s consolidated total assets as of June 30, 2012 and December 31, 2011 (in thousands):

	6/30/2012	12/31/2011
Membership services segment	$269,921	$268,944
Media segment	11,708	16,695
Retail segment	112,521	92,117
Total assets for reportable segments	394,150	377,756
Intangible assets not allocated to segments	9,854	10,881
Corporate unallocated assets	9,984	8,602
Elimination of intersegment receivable	(172,691)	(174,276)
Total assets	$241,297	$222,963

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the six months ended June 30 (in thousands):

	2012	2011
Cash paid during the period for:
Interest	$21,975	$22,335
Taxes	32	—

(4) STATEMENTS OF CASH FLOWS (continued)

For the six months ended June 30, 2012, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $2.2 million decrease in Accrued Liabilities and in the Statement of Operations as a non-cash gain on derivative instruments of $2.2 million.  For the six months ended June 30, 2011, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $1.5 million decrease in Accrued Liabilities and Other Long-Term Liabilities and in the Statement of Operations as a non-cash gain on derivative instruments of $1.5 million.

In June 2012, the Company completed the sale of various home and garden shows for approximately $0.6 million, resulting in a gain of $0.7 million.  Included in the sale was $0.1 million of prepaid deposits related to the home and garden shows.

In March 2012, the Company completed the sale of the Golf Card Club for approximately $0.2 million, of which $0.1 million was paid at closing date, resulting in a gain of approximately $0.5 million.  Included in the sale was $0.3 million of deferred revenue related to the Golf Card Club unearned membership fees.

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

(5) GOODWILL AND INTANGIBLE ASSETS (continued)

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at June 30, 2012 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$31,910	$(30,587)	$1,323
Non-compete and deferred consulting agreements	—	18,275	(18,275)	—
Deferred financing costs	6	15,104	(4,768)	10,336
		$65,289	$(53,630)	$11,659

Indefinite-lived intangible assets totaling $0.3 million at June 30, 2012 consisted of the internet domain names of purchased at various times during the quarter.

(6) DEBT

Senior Secured Notes

On November 30, 2010, the Company issued $333.0 million principal amount Senior Secured Notes at an original issue discount of $6.9 million, or 2.1%.  Interest on the Senior Secured Notes at a rate of 11.5% per annum is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the outstanding 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under the Company’s existing senior secured credit facility (the “2010 Senior Credit Facility”) in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to the Company’s direct parent, Affinity Group Holding, LLC, (“Parent”), to enable Parent, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of June 30, 2012, an aggregate of $325.6 million of Senior Secured Notes remain outstanding.

The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of the Company’s existing and future domestic restricted subsidiaries.  All of the Company’s subsidiaries other than CWFR are designated as restricted subsidiaries, and CWFR constitutes our only “unrestricted

(6) DEBT (continued)

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

Subject to certain conditions, the Company is required to offer to redeem Senior Secured Notes at 101% of principal amount tendered for redemption in an aggregate amount of the Excess Cash Flow Amount (as defined in the Senior Secured Indenture) for the respective period.  For the calendar year ended December 31, 2011, the Excess Cash Flow Amount is the greater of $7.5 million or 75% of the Excess Cash Flow.  For each six month period ending on June 30 beginning June 30, 2012, the minimum Excess Cash Flow Amount is $5.0 million if the then outstanding aggregate principal amount of the Senior Secured Notes exceeds $233.0 million or $1.0 million if the then outstanding aggregate principal amount of the Senior Secured Notes is $233.0 million or less (such amount called the “Minimum Excess Cash Flow”).  For the calendar years commencing with the calendar year ended December 31, 2012, the Excess Cash Flow Amount is the greater of (i) the Minimum Excess Cash Flow Amount, or (ii) (x) 75% of Excess Cash Flow for such annual period, minus (y) the Minimum Excess Cash Flow Amount for the immediately preceding six months period ending on June 30.  On February 27, 2012, the Company completed an excess cash flow offer to purchase $7.4 million in principal amount of the Company’s outstanding Senior Secured Notes.  The Senior Secured Notes were purchased by the Company and retired on February 27, 2012, resulting in a $0.4 million loss on debt extinguishment.  On July 31, 2012, the Company completed an excess cash flow offer to purchase up to $4,950,000 in principal amount of the Senior Secured Notes.  The amount of Senior Secured Notes tendered was $4,000.  These Senior Secured Notes were purchased by the Company and retired on August 7, 2012.

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

(6) DEBT (continued)

replacements of that facility, (iii) are structurally subordinated to all future indebtedness of the Company’s subsidiaries that are not guarantors of the Senior Secured Notes and (iv) are effectively subordinated to the CW Credit Facility and any future credit facilities in replacement thereof to the extent of the value of the collateral securing indebtedness under such facilities.

CW Credit Facility

On March 1, 2010, our wholly-owned subsidiary, Camping World, Inc. entered into the CW Credit Facility providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility initially matured on the earlier of March 1, 2013, 60 days prior to the date of maturity of the 2010 Senior Credit Facility, or 120 days prior to the earlier date of maturity of the Senior Subordinated Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floated at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  On December 30, 2010, the CW Credit Facility was amended to extend the maturity to September 1, 2014, to decrease the interest rate margin to 2.75%, to remove the 1% LIBOR floor, to increase the revolving loan commitment amount from $12.0 million to $20.0 million, with a $5.0 million sublimit for letters of credit, and to decrease the letters of credit commitment from $10.0 million to $5.0 million.  On April 23, 2012, the Company amended the CW Credit Facility to (a) increase borrowing availability by reducing the collateral availability block from $5.0 million to $2.5 million from October 1st of each year through the last day of February of the immediately following year, (b) eliminate any restrictions on the number of new store openings during the year, and (c) increase the interest rate margin from 2.75% to 3.25%.  On July 23, 2012, Camping World amended the CW Credit Facility to provide that capital expenditures may be incurred in excess of $5,000,000 if during such fiscal year (a) the holders of Camping World’s Equity Interest make a cash common equity contribution to Camping World in an amount at least equal to such excess, or (b) the Camping World or their Subsidiaries receive proceeds from asset sales (other than inventory sold in the ordinary course of business) in an amount at least equal to such excess.

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  As of June 30, 2012, the average interest rate on the CW Credit Facility was 3.489%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The

(6) DEBT (continued)

administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company entered into the Intercreditor Agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.  As of June 30, 2012, $17.2 million of CW Credit Facility remains outstanding and $6.1 million of letters of credit were issued.

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at June 30, 2012.

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

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the six months ended June 30, 2012 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$9,532	$5,436	$—	$—	$14,968
Accounts receivable - net of allowance for doubtful accounts	11,106	192,355		(172,691)	30,770
Inventories	—	79,464	—	—	79,464
Other current assets	4,471	13,762	—	—	18,233
Total current assets	25,109	291,017	—	(172,691)	143,435

Property and equipment, net	3,513	21,395	—	—	24,908
Intangible assets	9,854	2,102	—	—	11,956
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	774,368	—	—	(774,368)	—
Affiliate note and investments	40,000	4,831	—	(40,000)	4,831
Other assets	3,870	2,353	—	—	6,223
Total assets	$906,658	$321,698	$—	$(987,059)	$241,297

Accounts payable	$2,100	$32,449	$—	$—	$34,549
Accrued and other liabilities	11,071	19,752	—	—	30,823
Current portion of long-term debt	177,695	41,897	—	(212,691)	6,901
Current portion of deferred revenue	564	53,358	—	—	53,922
Total current liabilities	191,430	147,456		(212,691)	126,195

Deferred revenue	1,983	29,533	—	—	31,516
Long-term debt	315,112	15,283	—	—	330,395
Other long-term liabilities	645,797	(644,942)	—	—	855
Total liabilities	1,154,322	(452,670)		(212,691)	488,961

Interdivisional equity	—	774,368	—	(774,368)	—
Member’s deficit	(247,664)	—	—	—	(247,664)

Total liabilities & member’s deficit	$906,658	$321,698	$—	$(987,059)	$241,297

Revenue	$5,202	$255,644	$—	$(4,454)	$256,392
Costs applicable to revenues	(6,712)	(151,892)	—	4,454	(154,150)
Operating expenses	(8,338)	(67,694)	—	—	(76,032)
Interest expense, net	(22,008)	83	—	—	(21,925)
Income from investment in consolidated subsidiaries	25,144	—	—	(25,144)	—
Other non operating income (expenses)	14,005	(10,997)	—	—	3,008
Income tax expense	(111)	—	—	—	(111)
Net income	$7,182	$25,144	$—	$(25,144)	$7,182

Cash flows from operations	$(28,176)	$30,924	$—	$—	$2,748
Cash flows provided by (used in) investing activities	(1,094)	(4,792)	—	—	(5,886)
Cash flows provided by (used in) financing activities	31,053	(33,222)	—	—	(2,169)
Cash at beginning of year	7,749	12,526	—	—	20,275
Cash at end of period	$9,532	$5,436	$—	$—	$14,968

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the three months ended June 30, 2012 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$2,271	$146,005	$—	$(1,942)	$146,334
Costs applicable to revenues	(2,861)	(87,785)	—	1,942	(88,704)
Operating expenses	(4,034)	(37,429)	—	—	(41,463)
Interest expense, net	(10,936)	11	—	—	(10,925)
Income from investment in consolidated subsidiaries	15,419	—	—	(15,419)	—
Other non operating income (expenses)	7,326	(5,383)	—	—	1,943
Income tax expense	(7)	—	—	—	(7)
Net income	$7,178	$15,419	$—	$(15,419)	$7,178

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

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the six months ended June 30, 2011 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$2,613	$231,044	$—	$—	$233,657
Costs applicable to revenues	(3,887)	(135,557)	—	—	(139,444)
Operating expenses	(7,797)	(63,308)	—	—	(71,105)
Interest expense, net	(22,669)	293	—	—	(22,376)
Income from investment in consolidated subsidiaries	30,422	—	—	(30,422)	—
Other non operating income (expenses)	4,035	(2,050)	—	—	1,985
Income tax expense	(120)	—	—	—	(120)
Net income	$2,597	$30,422	$—	$(30,422)	$2,597

Cash flows from operations	$(25,369)	$32,407	$—	$—	$7,038
Cash flows provided by (used in) investing activities	(89)	(2,555)	—	—	(2,644)
Cash flows provided (used in) by financing activities	35,401	(35,608)	—	—	(207)
Cash at beginning of year	2,071	13,292	—	—	15,363
Cash at end of period	$12,014	$7,536	$—	$—	$19,550

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended June 30, 2011 (in thousands).

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

(8) INTEREST RATE SWAP AGREEMENTS

The Company is exposed to certain risks related to its business operations.  The primary risks that the Company managed by using derivatives is interest rate risk.  The Company uses financial instruments, including interest rate swap agreements, to reduce the Company’s risk to this exposure.  The Company does not use derivatives for speculative trading purposes and are not a party to leveraged derivatives.  The Company recognizes all of their derivative instruments as either assets or liabilities at

(8) INTEREST RATE SWAP AGREEMENTS (continued)

fair value.  Fair value is determined in accordance with the accounting guidance for Fair Value Measurements.  See Note 9 — Fair Value Measurements.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.  For derivatives designated as hedges under the accounting guidance for derivative instruments and hedging activities, the Company formally assesses, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.  The Company’s derivatives that are not designated and do not qualify as hedges under the accounting guidance for derivative instruments and hedging activities are adjusted to fair value through current earnings.

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.466% at June 30, 2012 based upon the April 30, 2012 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.466% at June 30, 2012 based upon the April 30, 2012 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of variable interest rates on the Company’s floating rate debt.  The interest rate swap agreements were originally designated as cash flow hedges of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003.  Due to the issuance of the Senior Secured Notes representing fixed rate debt to replace the existing variable rate debt on November 30, 2010, the interest rate swaps no longer qualified as cash flow hedges as the underlying cash flows being hedged were no longer going to occur.  The fair value of the swap contracts is included in Accrued Liabilities, and totaled $1.7 million and $3.9 million as of June 30, 2012 and December 31, 2011, respectively.

The following is the location and amounts of derivative instruments fair values in the statement of financial position for derivatives not designated as hedging instruments.

Derivatives not designated		Fair Value as of:
as hedging instruments	Balance Sheet Location	6/30/2012	12/31/2011

Interest rate swap contracts	Accrued liabilities	$(1,682)	$(3,871)

(8) INTEREST RATE SWAP AGREEMENTS (continued)

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for the six months ended June 30, 2012 and 2011 (in thousands):

	Interest Rate Swap Agreements
	6/30/2012	6/30/2011
Derivatives not designated as hedging instruments:
Amount of Gain recognized in income on Statement of Operations	$2,189	$1,478
Location of Gain recognized in Statement of Operations	Gain on derivative instrument

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

As of June 30, 2012, the Company holds interest rate swap contracts that are required to be measured at fair value on a recurring basis.  The Company’s interest rate swap contracts are not traded on a public exchange.  See Note 8 - Interest Rate Swap Agreements for further information on the interest rate swap contracts.  The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.

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

(9) FAIR VALUE MEASUREMENTS (continued)

The Company’s liability at June 30, 2012 and December 31, 2011, measured at fair value on a recurring basis subject to the disclosure requirements from accounting guidance, was as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2012:
Interest Rate Swap Contracts	$(1,682)	$—	$(1,682)	$—

As of December 31, 2011:
Interest Rate Swap Contracts	(3,871)	—	(3,871)	—

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

The following table presents the reported carrying value and fair value information for the Company’s Senior Secured Notes and the CW Credit Facility.  The fair values shown below for the Senior Secured Notes is based on quoted prices in the market for identical assets (Level 1), and the CW Credit Facility is based on indirect observable inputs (Level 2) (in thousands):

	6/30/2012		12/31/2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Notes	$320,116	$339,008	$326,944	$326,340
CW Credit Facility	17,180	17,180	10,506	10,506

(10) SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the filing date and concluded, that except as disclosed below, no other subsequent events have occurred that would require recognition in the Company’s Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements.

On July 31, 2012, the Company completed an excess cash flow offer to purchase up to $4,950,000 in principal amount of the Senior Secured Notes.  The amount of Senior Secured Notes tendered was $4,000.  These Senior Secured Notes were purchased by the Company and retired on August 7, 2012.

ITEM 2:

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	6/30/2012	6/30/2011	Inc/(Dec)

REVENUES:
Membership services	28.5%	30.3%	6.9%
Media	3.9%	5.7%	(23.7)%
Retail	67.6%	64.0%	19.7%
	100.0%	100.0%	13.4%

COSTS APPLICABLE TO REVENUES:
Membership services	16.6%	17.0%	10.4%
Media	2.9%	4.9%	(33.3)%
Retail	41.1%	37.4%	24.8%
	60.6%	59.3%	15.9%

GROSS PROFIT	39.4%	40.7%	9.7%

OPERATING EXPENSES:
Selling, general and administrative	26.1%	25.6%	15.4%
Depreciation and amortization	2.3%	3.1%	(16.2)%
	28.4%	28.7%	12.0%

INCOME FROM OPERATIONS	11.0%	12.0%	4.3%

NON-OPERATING ITEMS:
Interest income	0.2%	0.1%	74.4%
Interest expense	(7.6)%	(8.8)%	(1.6)%
Gain on derivative instrument	0.8%	0.5%	89.7%
Gain on sale of assets or businesses	0.5%	0.2%	170.5%
Other non-operating items, net	—	—	(100.0)%
	(6.1)%	(8.0)%	(12.7)%

INCOME BEFORE INCOME TAXES	4.9%	4.0%	37.7%

INCOME TAX EXPENSE	—	—	(73.1)%

NET INCOME	4.9%	4.0%	38.3%

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	SIX MONTHS ENDED
	6/30/2012	6/30/2011	Inc/(Dec)

REVENUES:
Membership services	30.8%	31.8%	6.3%
Media	6.8%	9.7%	(23.4)%
Retail	62.4%	58.5%	17.1%
	100.0%	100.0%	9.7%

COSTS APPLICABLE TO REVENUES:
Membership services	17.2%	17.8%	5.8%
Media	4.9%	7.8%	(30.5)%
Retail	38.0%	34.1%	22.4%
	60.1%	59.7%	10.5%

GROSS PROFIT	39.9%	40.3%	8.5%

OPERATING EXPENSES:
Selling, general and administrative	27.0%	26.9%	10.0%
Financing expense	—	—	100.0%
Depreciation and amortization	2.7%	3.5%	(16.9)%
	29.7%	30.4%	6.9%

INCOME FROM OPERATIONS	10.2%	9.9%	13.4%

NON-OPERATING ITEMS:
Interest income	0.2%	0.1%	74.4%
Interest expense	(8.7)%	(9.7)%	(1.2)%
Gain on derivative instrument	0.8%	0.7%	48.1%
Loss on debt restructure	(0.2)%	—	(100.0)%
Gain on sale of assets or businesses	0.5%	0.2%	153.3%
Other non-operating items, net	—	—	(100.0)%
	(7.4)%	(8.7)%	(7.2)%

INCOME BEFORE INCOME TAXES	2.8%	1.2%	168.4%

INCOME TAX EXPENSE	—	(0.1)%	(7.5)%

NET INCOME	2.8%	1.1%	176.5%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012

Compared With Three Months Ended June 30, 2011

Revenues

Revenues of $146.3 million for the second quarter of 2012 increased $17.2 million, or 13.4%, from the comparable period in 2011.

Membership Services revenues of $41.8 million for the second quarter of 2012 increased $2.7 million, or 6.9%, from the comparable period in 2011.  This revenue increase was largely attributable to a $1.3 million increase in extended vehicle warranty program revenue due to contract price increases, a $1.1 million increase in member events revenue due to an additional Good Sam rally, and a $0.7 million increase in emergency road service revenue, partially offset by a $0.2 million decrease in marketing fee revenue from vehicle insurance products, and a $0.2 million decrease in the Coast to Coast and Golf Card Club revenue due to decreased membership and the sale of the Golf Card Club in March 2012.

Media revenues of $5.6 million for the second quarter of 2012 decreased $1.7 million, or 23.7%, from the comparable period in 2011.  This decrease was primarily attributable to a $1.1 million revenue reduction resulting from the sale or closure of non-core media businesses in 2011, and a $0.6 million reduction in magazine revenue.

Retail revenues of $98.9 million for the second quarter of 2012 increased by $16.3 million, or 19.7%, from the comparable period in 2011.  Store merchandise sales increased $9.9 million from the second quarter of 2011 due to a same store sales increase of $5.8 million, or 9.6%, compared to a 4.3% decrease for the second quarter of 2011, and a $4.8 million increase due to the opening of thirteen new stores over the last eighteen months, which were partially offset by decreased revenue from discontinued stores of $0.7 million.  Two stores were closed in the last eighteen months in order to consolidate operations within specific geographic areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order and internet sales increased $7.3 million, installation and service fees decreased $0.6 million, and supplies and other revenue decreased $0.3 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $88.7 million for the second quarter of 2012, an increase of $12.1 million, or 15.9%, from the comparable period in 2011.

Membership Services costs applicable to revenues of $24.3 million for the second quarter of 2012 increased $2.3 million, or 10.4%, from the comparable period in 2011.  This increase consisted of a $1.3 million expense increase due an additional Good Sam rally, a $1.2 million increase in extended vehicle warranty program and marketing costs resulting from increased revenue for those programs, a $1.1 million increase in emergency road service marketing and program costs and a $0.5 million increase in vehicle insurance partner marketing expense, partially offset by a $1.5 million decrease in Good Sam Club expenses primarily attributable to combining the President’s Club and the Good Sam Club publication in the second quarter of 2011 combined with reduced direct mail efforts, and a $0.3 million reduction in other costs.

Media costs applicable to revenues of $4.2 million for the second quarter of 2012 decreased $2.1 million, or 33.3%, from the comparable period in 2011 primarily due to a $1.4 million decrease from the sale or closure of non-core media businesses in 2011, a $0.5 million decrease in wage-related costs within ongoing business primarily due to headcount reductions, and a $0.2 million reduction in consumer show costs.

Retail costs applicable to revenues for the second quarter of 2012 increased $12.0 million, or 24.8%, to $60.2 million.  The retail gross profit margin of 39.2% for the second quarter of 2012 decreased from 41.6% for the comparable period in 2011 due to primarily due to merchandise discounts and markdowns, and, to a lesser extent, increased shipping and freight-in costs.

Operating Expenses

Selling, general and administrative expenses of $38.1 million for the second quarter of 2012 increased $5.1 million compared to the second quarter of 2011.  This increase was primarily due to a $4.5 million increase in retail selling, general and administrative expenses, mainly related to increased labor, selling, travel and training, and an $0.8 million increase expenses to promote the Good Sam brand, partially offset by a $0.2 million reduction in other general and administrative expenses.

Depreciation and amortization expense of $3.4 million decreased $0.6 million from the prior year primarily due to reduced capital expenditures in prior years, completed amortization of customer lists related to consumer show purchases and retail non-compete agreements.

Income from Operations

Income from operations for the second quarter of 2012 totaled $16.2 million compared to $15.5 million for the second quarter of 2011.  This increase of $0.7 million from the second quarter of 2011 was primarily the result of an increase in gross profit for the Retail, Membership Services and Media segments of $4.3 million, $0.4 million and $0.4 million, respectively, that was partially offset by a $4.4 million increase in operating expenses for the second quarter of 2012.

Non-Operating Items

Non-operating expenses of $9.0 million for the second quarter of 2012 decreased $1.3 million compared to the second quarter of 2011 due to $0.5 million of incremental gain on sale of assets, a $0.6 million positive change in the loss/gain on derivative instrument related to the interest rate swap agreements and a $0.2 million decrease in interest expense.

Income before Income Tax

Income before income tax for the second quarter of 2012 was $7.2 million, compared to $5.2 million for the second quarter of 2011.  This $2.0 million favorable change was attributable to the $0.7 million increase in income from operations in the second quarter of 2012 and the decrease in non-operating items of $1.3 million mentioned above.

Income Tax Expense

The Company recorded income tax expense of $7,000 for the second quarter of 2012, compared to a $26,000 income tax expense for the second quarter of 2011.

Net Income

Net income in the second quarter of 2012 was $7.2 million compared to $5.2 million for the same period in 2011 mainly due to the reasons discussed above.

Segment Profit (Loss)

The Company’s three principal lines of business are Membership Services, Media and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, and assorted membership products and services for RV owners, campers and outdoor vacationers.  The Golf Card Club was sold in March 2012.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

Membership Services segment profit of $14.7 million for the second quarter of 2012 decreased $0.3 million, or 2.3%, from the comparable period in 2011.  This decrease was attributable to an $0.8 million increase in expenses to promote the Good Sam brand, an $0.8 million reduction in segment profit for vehicle insurance products, and a $0.6 million reduction in segment profit for emergency road service products primarily due to increased marketing and claims costs.  These decreases were partially offset by a $1.2 million increase in segment profit from the Good Sam Club primarily due to cost savings resulting from the combination of the President’s Club and the Good Sam Club on January 1, 2012, a $0.4 million reduction in overhead costs, and a $0.3 million increase from Camp Club USA.

Media segment profit of $0.6 million for the second quarter of 2012 increased by $1.2 million, from the comparable period in 2011 due to a $0.5 million incremental gain on sale of media businesses, $0.3 million of cost savings from the sale or closure of non-core media businesses in 2011, a $0.2 million increase in segment profit for consumer shows operations, and a $0.2 million increase in segment profit for the annual directories.

Retail segment profit of $5.6 million for the second quarter of 2012 increased by $0.1 million, or 1.8% from the comparable period in 2011 due to a $4.2 million increase in gross profit, and a $0.5 million reduction in depreciation and amortization expense, partially offset by a $4.5 million increase in selling, general and administrative expenses and a $0.1 million increase in net interest expense.

Six Months Ended June 30, 2012

Compared With Six Months Ended June 30, 2011

Revenues

Revenues of $256.4 million for the first six months of 2012 increased $22.7 million, or 9.7%, from the comparable period in 2011.

Membership Services revenues of $79.0 million for the first six months of 2012 increased $4.7 million, or 6.3%, from the comparable period in 2011.  This revenue increase was largely attributable to a $2.8 million increase in member events revenue due to the timing of the Good Sam Club annual rally, which occurred in the first quarter of 2012 versus the third quarter of 2011 and an additional rally held in June 2012, a $2.0 million increase in extended vehicle warranty program revenue due to contract price increases, a $0.9 million increase in emergency road service revenue, and a $0.3 million increase in other ancillary revenue.  These increases were partially offset by an $0.8 million decrease in advertising revenue from the RV View magazine, which was replaced with the Highways magazine in 2011, and a $0.5 million decrease in the Coast to Coast and Golf Card Club revenue due to decreased membership and the sale of the Golf Card Club in March 2012.

Media revenues of $17.4 million for the first six months of 2012 decreased $5.3 million, or 23.4%, from the comparable period in 2011.  This decrease was primarily attributable to a $3.3 million revenue reduction resulting from the sale or closure of non-core media businesses in 2011, an $0.8 million reduction in annual directory revenues due to reduced marketing and phasing out the cd-rom version, an $0.8 million reduction in circulation and advertising magazine revenue, and a $0.4 million reduction in consumer show revenue.

Retail revenues of $160.0 million for the first six months of 2012 increased by $23.4 million, or 17.1%, from the comparable period in 2011.  Store merchandise sales increased $14.6 million from the first six months of 2011 due to a same store sales increase of $9.5 million, or 9.6%, compared to a 3.2% decrease for the first six months of 2011, and a $6.2 million increase due to the opening of thirteen new stores over the last eighteen months, which were partially offset by decreased revenue from discontinued stores of $1.1 million.  Two stores were closed in the last eighteen months in order to consolidate operations within specific geographic areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order and internet sales increased $10.5 million, installation and service fees decreased $1.2 million, and supplies and other revenue decreased $0.5 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $154.2 million for the first six months of 2012, an increase of $14.7 million, or 10.5%, from the comparable period in 2011.

Membership Services costs applicable to revenues of $44.1 million for the first six months of 2012 increased $2.4 million, or 5.8%, from the comparable period in 2011.  This increase consisted of a $3.5 million expense increase due to the timing of the Good Sam annual rally and an additional rally held in June, a $1.7 million increase in extended vehicle warranty program costs resulting from increased revenue for those programs, a $1.6 million increase in emergency road service marketing and program costs and a $0.5 million increase in vehicle insurance marketing costs.  These increases were partially offset by a $3.1 million decrease in Good Sam Club expenses primarily attributable to combining the President’s Club and the Good Sam Club publication in the second quarter of 2011 and reduced direct mail efforts, a $1.0 million reduction in other club costs, a $0.5 million savings in overhead costs, and a $0.3 million expense reduction from the Coast to Coast and Golf Card clubs.

Media costs applicable to revenues of $12.6 million for the first six months of 2012 decreased $5.5 million, or 30.5%, from the comparable period in 2011 primarily due to the $3.9 million decrease from to the sale or closure of non-core media businesses in 201, a $0.9 million decrease in wage-related costs within ongoing businesses primarily due to headcount reductions, a $0.5 million reduction in consumer show costs, and a $0.2 million reduction in annual directory marketing expenditures.

Retail costs applicable to revenues for the first six months of 2012 increased $17.8 million, or 22.4%, to $97.4 million.  The retail gross profit margin of 39.1% for the first six months of 2012 decreased from 41.7% for the comparable period in 2011 primarily due to incremental merchandise discounts and markdowns, and, to a lesser extent, increased shipping and freight-in costs.

Operating Expenses

Selling, general and administrative expenses of $69.2 million for the first six months of 2012 increased $6.3 million compared to the first six months of 2011.  This increase was primarily due to a $6.0 million increase in retail selling, general and administrative expenses, primarily related to increased labor, selling expense, travel and training expenses, and $1.1 million to promote the Good Sam brand, partially offset by a $0.6 million reduction in wage-related expenses and a $0.2 million reduction in other general and administrative expenses.

Depreciation and amortization expense of $6.8 million decreased $1.4 million from the prior year primarily due to reduced capital expenditures in prior years, completed amortization of customer lists related to consumer show purchases and retail non-compete agreements.

Income from Operations

Income from operations for the first six months of 2012 totaled $26.2 million compared to $23.1 million for the first six months of 2011.  This increase of $3.1 million from the first six months of 2011 was primarily the result of an increase in gross profit for the Retail, Membership Services and Media segments of $5.6 million, $2.2 million and $0.2 million, respectively, that was partially offset by a $4.9 million increase in operating expenses for the first six months of 2012.

Non-Operating Items

Non-operating expenses of $18.9 million for the first six months of 2012 decreased $1.5 million compared to the first six months of 2011 due to an incremental $0.8 million gain on sale of assets primarily due to the sale of Golf Card Club and consumer shows in 2012 partially offset by the sale of Powerboat Magazine in 2011, a $0.7 million positive change in the loss/gain on derivative instrument related to the interest rate swap agreements, and a $0.4 million decrease in net interest expense, partially offset by $0.4 million loss on debt extinguishment in the first six months of 2012.

Income before Income Tax

Income before income tax for the first six months of 2012 was $7.3 million, compared to $2.7 million for the first six months of 2011.  This $4.6 million favorable change was attributable to the $3.1 million increase in income from operations in the first six months of 2012 and the decrease in non-operating items of $1.5 million mentioned above.

Income Tax Expense

The Company recorded income tax expense of $0.1 million for the first six months of 2012, compared to $0.1 million income tax expense for the first six months of 2011.

Net Income

Net income for the first six months of 2012 was $7.2 million compared to $2.6 million for the same period in 2011 mainly due to the reasons discussed above.

Segment Profit

The Company’s three principal lines of business are Membership Services, Media and Retail.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, the Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers.  The Golf Card Club was sold in March 2012.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

Membership Services segment profit of $30.7 million for the first six months of 2012 increased $1.5 million, or 5.3%, from the comparable period in 2011.  This increase was attributable to a $2.2 million increase in segment profit from the Good Sam Club primarily due to cost savings resulting from the combination of the President’s Club and the Good Sam Club on January 1, 2012, a $1.0 million increase from Camp Club USA, an $0.8 million savings in other segment expenses, a $0.7 million gain from other ancillary products, and a $0.5 million gain on sale of Golf Card Club.  These increases were partially offset by $1.1 million to promote the Good Sam brand, a $1.0 million decrease in segment profit from vehicle insurance products. an $0.8 million decrease in segment profit from emergency road services due to increases in marketing expenses and claims costs, and a decrease in segment profit of $0.8 million from member events.

Media segment profit of $2.4 million for the first six months of 2012 increased by $1.3 million, or 112.6%, from the comparable period in 2011 due to $0.7 million of cost savings from the sale or closure of non-core media businesses in 2011, a $0.4 million segment profit increase from the operations of the consumer shows group, a $0.4 million increase from the annual directories, a $0.4 million reduction in media overhead, and a $0.3 million net gain on sale of media assets.  These increases were partially offset by a reduction in segment profit of $0.5 million from the operations of our outdoor powersports magazine group, largely due to reduced profit in the motorcycle magazine group and a $0.4 million reduction in segment profit from the operations of our RV magazine group.

Retail segment profit of $2.7 million for the first six months of 2012 increased $0.5 million, or 21.7%, from the comparable period in 2011 due to $5.7 million increase in gross profit and an $0.8 million decrease in depreciation and amortization expense partially offset by a $6.0 million increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $17.2 million and $5.6 million, respectively, as of June 30, 2012 and December 31, 2011.  The primary reason for the low levels of working capital is the deferred revenue and gains reported under current liabilities of $53.9 million and $54.9 million as of June 30, 2012 and December 31, 2011, respectively, which reduce working capital.  Deferred revenue is primarily comprised of cash collected for club memberships in advance of services to be provided which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings and meet our working capital needs.

Contractual Obligations and Commercial Commitments

The following table summarizes our commitments to make long-term debt, lease, deferred compensation and letter of credit payments at June 30, 2012.  This table includes principal and future interest due under our debt agreements based on interest rates as of June 30, 2012 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2012	2013 and 2014	2015 and 2016	Thereafter

Debt and future interest	$505,383	$22,894	$108,843	$373,646	$—
Operating lease obligations	205,009	11,362	43,658	36,896	113,093
Deferred compensation	1,539	257	1,282	—	—
Standby letters of credit	6,091	4,081	2,010	—	—
Grand total	$718,022	$38,594	$155,793	$410,542	$113,093

11.50% Senior Secured Notes due 2016

On November 30, 2010, the Company issued $333.0 million principal amount of Senior Secured Notes at an original issue discount of 2.1%.  Interest on the Senior

Secured Notes at a rate of 11.5% per annum is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the Senior Subordinated Notes in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under our 2010 Senior Credit Facility in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to our direct parent, to enable Parent, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of June 30, 2012, an aggregate of $325.6 million of Senior Secured Notes remain outstanding.

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

The Senior Secured Notes Indenture governing the Senior Secured Notes limits the Company’s ability to, among other things, incur more debt, pay dividends or make other distributions to our Parent, redeem stock, make certain investments, create liens, enter into transactions with affiliates, merge or consolidate, transfer or sell assets and make capital expenditures.

Subject to certain conditions, we must make an offer to purchase some or all of the Senior Secured Notes with the excess cash flow offer amount (as defined in the indenture) determined for each applicable period, commencing with the annual period ending December 31, 2011, and each June 30 and December 31 thereafter, at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.  On February 27, 2012, the Company completed an excess cash flow offer to purchase of $7.4 million in principal amount of the Senior Secured Notes.  These Senior Secured Notes were purchased by the Company and retired on February 27, 2012.  On July 31, 2012, the Company completed an excess cash flow offer to purchase up to $4,950,000 in principal amount of the Senior Secured Notes.  The amount of Senior Secured Notes tendered was $4,000.  These Senior Secured Notes were purchased by the Company and retired on August 7, 2012.

The Senior Secured Notes and the related guarantees are our and the guarantors’ senior secured obligations.  The Senior Secured Notes (i) rank senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness, (ii) rank equal in right of payment with all of our and the guarantors’ existing and future senior indebtedness other than the obligations of Camping World and its subsidiaries under the credit agreement dated March 1, 2010 as amended (“CW Credit Facility”) and future replacements of that facility, (iii) are structurally subordinated to all future indebtedness of our subsidiaries that are not guarantors of the Senior Secured Notes and (iv) are effectively subordinated to the CW Credit Facility and any future credit facilities in replacement thereof to the extent of the value of the collateral securing indebtedness under such facilities.

The CW Credit Facility

Our wholly-owned subsidiary, Camping World, Inc. (“Camping World”) entered into the CW Credit Facility that currently provides for an asset based lending facility of up to $20.0 million for revolving loans and up to $10 million for letters of credit, and matures on September 1, 2014.  Interest under the revolving loans under the CW Credit Facility float at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  As of June 30, 2012, the average interest rate on the CW Credit Facility was 3.489%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  As of June 30, 2012, $17.2 million of CW Credit Facility remains outstanding and $6.1 million of letters of credit were issued.  On July 23, 2012, Camping World amended the CW Credit Facility to provide that capital expenditures may be incurred in excess of $5,000,000 if during such fiscal year (a) the holders of Camping World’s Equity Interest make a cash common equity contribution to Camping World in an amount at least equal to such excess, or (b) the Camping World or their Subsidiaries receive proceeds from asset sales (other than inventory sold in the ordinary course of business) in an amount at least equal to such excess.

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

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  We were in compliance with all debt covenants at June 30, 2012.

Interest Rate Swap Agreements

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.466% at June 30, 2012 based upon the April 30, 2012 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.466% at June 30, 2012 based upon the April 30, 2012 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of variable interest rates on the Company’s floating rate debt.  The interest rate swap agreements were originally designated as cash flow hedges of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003.  Due to the issuance of the Senior Secured Notes representing fixed rate debt to replace the existing variable rate debt on November 30, 2010, the interest rate swaps no longer qualified as cash flow hedges as the underlying cash flows being hedged were no longer going to occur.  The fair value of the swap contracts is included in Accrued Liabilities, and totaled $1.7 million and $3.9 million as of June 30, 2012 and December 31, 2011, respectively.

Other Contractual Obligations and Commercial Commitments

For the six months ended June 30, 2012, the Company did not incur deferred executive compensation expense under the company’s phantom stock agreements, and made $0.8 million of payments to terminated employees under the terms of the vested phantom stock agreements.  The Company expects to pay additional phantom stock payments of $0.3 million in fiscal 2012.

Capital expenditures for the six months ended June 30, 2012 totaling $6.4 million increased $3.7 million from the first six months of 2011 primarily due to new store openings, a point-of sale system replacement, and other leasehold improvements.  Additional capital expenditures of up to $2.0 million are anticipated for the balance of 2012, primarily for leasehold improvements related to new and existing stores, a point-of-sale system replacement and other software upgrades.  These capital expenditures will be financed through cash from operations, proceeds from the sale of assets and/or capital contributions.

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

We have evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization.  We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.  The finite-lived purchased intangible assets consist of membership customer lists, and deferred financing costs which both have weighted average useful lives of approximately 6 years.

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

Interest Rate Sensitivity Analysis

At June 30, 2012, we had debt totaling $337.3 million, net of $5.5 million in original issue discount, comprised of $17.2 million of variable rate debt, and $320.1 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of less than $0.2 million.

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

ITEM 4: CONTROLS AND PROCEDURES

Managements’ Report on Internal Control over Financial Reporting

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15e under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the President and Chief Executive Officer along with the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  Management determined that, as of June 30, 2012, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

None

ITEM 6:  EXHIBITS

(a) The following exhibits are included herein.

4.9	Ninth Amendment to Credit Agreement, dated July 23, 2012 among Camping World, Inc. and CWI, Inc., as Borrowers, the Guarantors, the Lenders party hereto, and SunTrust Bank as administrative agent
31.1	Rule 13(a) — 14(a) Certification
31.2	Rule 13(a) — 14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOD SAM ENTERPRISES, LLC

/s/ Thomas F. Wolfe
Date: August 14, 2012	Thomas F. Wolfe
Executive Vice President and
Chief Financial Officer