Form 10-Q
period 2012-09-30
GOOD SAM ENTERPRISES, LLC
filed 2012-11-14
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q REPORT

Quarterly Report Under Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For Quarter Ended:	Commission File Number
September 30, 2012	000-22852

GOOD SAM ENTERPRISES, LLC

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Parkway Drive, Suite 270	(847) 229-6720
Lincolnshire, IL 60069	(Registrant’s telephone
(Address of principal executive offices)	number, including area code)

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

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of
Class	November 14, 2012
Membership Units	2,000

DOCUMENTS INCORPORATED BY REFERENCE:  None

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011

(In thousands except shares and par value)

	9/30/2012	12/31/2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,811	$20,275
Accounts receivable, less allowance for doubtful accounts of $2,556 in 2012 and $2,086 in 2011	33,703	32,972
Note from affiliate	3,116	3,117
Inventories	73,523	56,558
Prepaid expenses and other assets	16,795	11,792
Total current assets	145,948	124,714

PROPERTY AND EQUIPMENT, net	24,761	22,563
AFFILIATE NOTES AND INVESTMENTS	4,953	4,587
INTANGIBLE ASSETS, net	13,723	14,715
GOODWILL	49,944	49,944
OTHER ASSETS	6,046	6,440
Total assets	$245,375	$222,963

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$22,814	$18,050
Accrued interest	13,277	3,989
Accrued income taxes	2,406	2,263
Accrued liabilities	24,798	27,519
Deferred revenues and gains	62,718	54,870
Current portion of long-term debt	10,000	12,422
Total current liabilities	136,013	119,113

DEFERRED REVENUES AND GAINS	32,283	30,979
LONG-TERM DEBT, net of current portion	318,450	325,028
OTHER LONG-TERM LIABILITIES	2,754	1,639
	489,500	476,759

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Membership units, 2,000 units issued and outstanding	1	1
Member contributions	77,025	74,000
Accumulated deficit	(321,151)	(327,797)
Total member’s deficit	(244,125)	(253,796)
Total liabilities and member’s deficit	$245,375	$222,963

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	9/30/2012	9/30/2011
REVENUES:
Membership services	$38,725	$39,151
Retail	95,359	82,166
Media	5,529	7,288
	139,613	128,605

COSTS APPLICABLE TO REVENUES:
Membership services	21,634	22,852
Retail	59,031	48,934
Media	3,988	6,029
	84,653	77,815

GROSS PROFIT	54,960	50,790

OPERATING EXPENSES:
Selling, general and administrative	38,129	34,559
Depreciation and amortization	3,791	4,210
	41,920	38,769

INCOME FROM OPERATIONS	13,040	12,021

NON-OPERATING ITEMS:
Interest income	215	124
Interest expense	(11,191)	(11,321)
Gain on derivative instrument	1,259	1,198
Gain on sale of assets or businesses	(2)	(7)
Other non-operating items, net	—	7
	(9,719)	(9,999)

INCOME BEFORE INCOME TAXES	3,321	2,022

INCOME TAX EXPENSE	(57)	(43)

NET INCOME	$3,264	$1,979

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2012	9/30/2011
REVENUES:
Membership services	$117,693	$113,452
Retail	255,344	218,763
Media	22,968	30,047
	396,005	362,262

COSTS APPLICABLE TO REVENUES:
Membership services	65,692	64,486
Retail	156,477	128,556
Media	16,634	24,217
	238,803	217,259

GROSS PROFIT	157,202	145,003

OPERATING EXPENSES:
Selling, general and administrative	107,329	97,458
Financing (gain) expense	—	(19)
Depreciation and amortization	10,623	12,435
	117,952	109,874

INCOME FROM OPERATIONS	39,250	35,129

NON-OPERATING ITEMS:
Interest income	651	374
Interest expense	(33,552)	(33,947)
Gain on derivative instrument	3,448	2,676
Loss on debt restructure	(440)	—
Gain on sale of assets or businesses	1,257	490
Other non-operating items, net	—	17
	(28,636)	(30,390)

INCOME BEFORE INCOME TAXES	10,614	4,739

INCOME TAX EXPENSE	(168)	(163)

NET INCOME	$10,446	$4,576

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2012	9/30/2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,446	$4,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,443	7,288
Amortization	4,180	5,147
Gain on derivative instrument	(3,448)	(2,676)
Loss on debt restructure	440	—
Provision for losses on accounts receivable	713	829
Gain on sale of assets or businesses	(1,257)	(490)
Accretion of original issue discount	703	637
Changes in operating assets and liabilities:
Accounts receivable	(1,244)	(6,852)
Inventories	(16,965)	(6,617)
Prepaid expenses and other assets	(4,980)	(6,145)
Accounts payable	4,764	7,059
Accrued and other liabilities	8,227	14,657
Deferred revenues and gains	9,505	8,589
Net cash provided by operating activities	17,527	26,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,695)	(3,514)
Net proceeds from sale of assets or businesses	764	208
Net change in intangible assets	(376)	—
Net cash used in investing activities	(8,307)	(3,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,800)	(5,530)
Contribution from parent	3,025	—
Borrowings on debt	10,541	11,172
Payment of debt issue costs	—	(695)
Principal payments on debt	(20,450)	(17,281)
Net cash used in financing activities	(10,684)	(12,334)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,464)	10,362

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,275	15,363

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,811	$25,725

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Principles of Consolidation — The consolidated financial statements include the accounts of Good Sam Enterprises, LLC (“GSE”), and its subsidiaries (collectively the “Company”), presented in accordance with U.S. generally accepted accounting principles, (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission.  Affinity Group Holding, LLC, a Delaware limited liability company (“Parent”), is the parent of Good Sam Enterprises, LLC.  The ultimate parent company of AGHI is AGI Holding Corp. (“AGHC”), a privately-owned corporation.  Certain prior period amounts shown within prior period financial statements have been reclassified to conform to the current period presentation.

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

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company’s three principal lines of business are Membership Services, Retail and Media.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, the President’s Club, Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers.  The President’s Club was merged into the Good Sam Club on January 1, 2012, and the Golf Card Club was sold on March 1, 2012.  The operations of the Golf Card Club were not material to the Membership Services segment, representing less than 0.5% of segment revenue in 2011.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and internet.  The Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories and RV and powersports industry trade magazines.  In addition, the Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.  Segment profit as presented herein excludes intercompany fees by which interest expense attributable to the Senior Secured Notes is allocated to such segments as management evaluates its lines of business performance before such allocation and this interest expense is evaluated on a consolidated level.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.  The Company has been disposing of non-core publications since 2011, and for the first nine months of 2012, the Media segment accounted for less than 6% of segment revenues and less than 5% of total operating profit for reportable segments.  The Company is evaluating the potential integration of the remaining components of the Media segment into the Company’s other reportable segments.

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Retail	Media	Consolidated
THREE MONTHS ENDED SEPTEMBER 30, 2012
Revenues from external customers	$38,725	$95,359	$5,529	$139,613
Depreciation and amortization	282	1,822	764	2,868
Gain (loss) on sale of property and equipment	1	(3)	—	(2)
Interest income	639	—	2	641
Interest expense	25	643	—	668
Segment operating profit	14,648	3,230	76	17,954

THREE MONTHS ENDED SEPTEMBER 30, 2011
Revenues from external customers	39,151	82,166	7,288	128,605
Depreciation and amortization	276	2,001	924	3,201
Loss on sale of property and equipment	(7)	—	—	(7)
Interest income	710	—	1	711
Interest expense	—	524	—	524
Segment operating profit (loss)	14,307	3,191	(381)	17,117

NINE MONTHS ENDED SEPTEMBER 30, 2012
Revenues from external customers	117,693	255,344	22,968	396,005
Depreciation and amortization	634	5,259	2,331	8,224
Gain (loss) on sale of property and equipment	530	(45)	772	1,257
Interest income	1,972	—	5	1,977
Interest expense	25	1,896	—	1,921
Segment operating profit	45,314	5,902	2,525	53,741

NINE MONTHS ENDED SEPTEMBER 30, 2011
Revenues from external customers	113,452	218,763	30,047	362,262
Depreciation and amortization	1,022	6,249	2,857	10,128
Gain (loss) on sale of property and equipment	(2)	(28)	520	490
Interest income	2,181	—	3	2,184
Interest expense	—	1,703	1	1,704
Segment operating profit	43,424	5,387	771	49,582

(3) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of operating profit for reportable segments to the Company’s consolidated income before taxes for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Income Before Income Taxes
Total operating profit for reportable segments	$17,954	$17,117	$53,741	$49,582
Unallocated G & A expense	(4,020)	(3,900)	(10,779)	(11,178)
Unallocated depreciation and amortization expense	(923)	(1,009)	(2,399)	(2,307)
Unallocated gain on derivative instrument	1,259	1,198	3,448	2,676
Unallocated financing charges	—	—	—	19
Unallocated loss on debt extinguishment	—	—	(440)	—
Elimination of intercompany interest income	(426)	(587)	(1,326)	(1,810)
Unallocated interest expense, net of intercompany elimination	(10,523)	(10,797)	(31,631)	(32,243)
Income before income taxes	$3,321	$2,022	$10,614	$4,739

The following is a reconciliation of assets of reportable segments to the Company’s consolidated total assets as of September 30, 2012 and December 31, 2011 (in thousands):

	9/30/2012	12/31/2011
Membership Services segment	$291,540	$268,944
Retail segment	93,790	92,117
Media segment	12,939	16,695
Total assets for reportable segments	398,269	377,756
Intangible assets not allocated to segments	9,392	10,881
Corporate unallocated assets	9,587	8,602
Elimination of intersegment receivable	(171,873)	(174,276)
Total assets	$245,375	$222,963

(4) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the nine months ended September 30 (in thousands):

	2012	2011
Cash paid during the period for:
Interest	$23,561	$23,839
Taxes	276	177

(4) STATEMENTS OF CASH FLOWS (continued)

For the nine months ended September 30, 2012, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $3.4 million decrease in Accrued Liabilities in the Balance Sheet as of September 31, 2012, and as a non-cash gain on derivative instruments of $3.4 million in the Statement of Operations for the nine months ended September 30, 2012.  For the nine months ended September 30, 2011, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $2.7 million decrease in Accrued Liabilities and Other Long-Term Liabilities in the Balance Sheet as of September 31, 2011, and as a non-cash gain on derivative instruments of $2.7 million in the Statement of Operations for the nine months ended September 30, 2011.

Effective August 1, 2012, the Company acquired the Good Sam Travel Assist Program (“GSTA”) from a current marketing partner. GSTA provides travel assistance services, including emergency medical assistance and evacuation assistance services to its members.  The acquisition provides the Company full control of the marketing strategies for the program.  The results of the GSTA operations have been included in the consolidated financial statements since that date.  Prior to the acquisition, the Company had a pre-existing relationship with the marketing partner and received a marketing fee for each membership contract sold to our marketing database.  The contingent consideration arrangement requires the Company to pay an agreed upon percentage of acquisition and renewal revenue over a five year period ending on July, 31, 2017 and will be paid monthly.  The preliminary fair value of the contingent consideration arrangement at the acquisition date was $3.0 million.  We estimated the fair value of the contingent consideration using a discounted cash flow model.  The contingent consideration approximates the projected amount that would have been received by the marketing partner over the next five years if the prior marketing agreement was extended.  This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.  As of September 30, 2012, there were no significant changes in estimated contingent consideration recognized as a result of the acquisition.  The purchase price was allocated to intangible customer lists and was assigned a life of 5 years.

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

On February 27, 2012, and in accordance with the provisions of the indenture (the “Senior Secured Notes Indenture”) pursuant to which the Company issued its 11.5% senior secured notes due 2016 (the “Senior Secured Notes”), the Company completed an excess cash flow offer to purchase of $7.4 million in principal amount of the Senior Secured Notes.  These Senior Secured Notes were purchased by the Company and retired on February 27, 2012.  See Note 6 - Debt.  The loss on debt extinguishment includes a $0.1 million

(4) STATEMENTS OF CASH FLOWS (continued)

premium, $0.1 million of unamortized original issue discount and $0.2 million of capitalized finance expense related to the $7.4 million in principal purchased on February 27, 2012. On July 31, 2012, the Company completed an excess cash flow offer to purchase up to $4.95 million in principal amount of the Senior Secured Notes.  The amount of Senior Secured Notes tendered was $4,000.  These Senior Secured Notes were purchased by the Company and retired on August 7, 2012.

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

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at September 30, 2012 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	6	$34,955	$(31,315)	$3,640
Non-compete and deferred consulting agreements	—	18,275	(18,275)	—
Deferred financing costs	6	15,104	(5,397)	9,707
		$68,334	$(54,987)	$13,347

Indefinite-lived intangible assets totaling $0.4 million at September 30, 2012 consisted of internet domain names purchased at various times during the 2012.

(6) DEBT

Senior Secured Notes

On November 30, 2010, the Company issued $333.0 million principal amount Senior Secured Notes at an original issue discount of $6.9 million, or 2.1%.  Interest on the Senior Secured Notes at a rate of 11.5% per annum is due each December 1 and June 1

(6) DEBT (continued)

commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the outstanding 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under the Company’s existing senior secured credit facility (the “2010 Senior Credit Facility”) in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to the Company’s direct parent, Affinity Group Holding, LLC, (“Parent”), to enable Parent, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of September 30, 2012, an aggregate of $325.6 million of Senior Secured Notes remain outstanding.

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

Subject to certain conditions, the Company is required to offer to redeem Senior Secured Notes at 101% of principal amount tendered for redemption in an aggregate amount of the Excess Cash Flow Amount (as defined in the Senior Secured Indenture) for the respective period.  For the calendar year ended December 31, 2011, the Excess Cash Flow Amount was the greater of $7.5 million or 75% of the Excess Cash Flow.  For each six month period ending on June 30 beginning June 30, 2012, the minimum Excess Cash Flow Amount is $5.0 million if the then outstanding aggregate principal amount of the Senior Secured Notes exceeds $233.0 million or $1.0 million if the then outstanding aggregate principal amount of the Senior Secured Notes is $233.0 million or less (such amount called the “Minimum Excess Cash Flow”).  For the calendar years commencing with the calendar year ended December 31, 2012, the Excess Cash Flow Amount is the greater of (i) the Minimum Excess Cash Flow Amount, or (ii) (x) 75% of Excess Cash

(6) DEBT (continued)

Flow for such annual period, minus (y) the Minimum Excess Cash Flow Amount for the immediately preceding nine months period ending on June 30.  On February 27, 2012, the Company completed an excess cash flow offer to purchase $7.4 million in principal amount of the Company’s outstanding Senior Secured Notes.  The Senior Secured Notes were purchased by the Company and retired on February 27, 2012, resulting in a $0.4 million loss on debt extinguishment.  On July 31, 2012, the Company completed an excess cash flow offer to purchase up to $4.95 million in principal amount of the Senior Secured Notes.  The amount of Senior Secured Notes tendered was $4,000.  These Senior Secured Notes were purchased by the Company and retired on August 7, 2012.

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

CW Credit Facility

On March 1, 2010, our wholly-owned subsidiary, Camping World, Inc. entered into the CW Credit Facility providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility initially matured on the earlier of March 1, 2013, 60 days prior to the date of maturity of the 2010 Senior Credit Facility, or 120 days prior to the earlier date of maturity of the Senior Subordinated Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floated at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  On December 30, 2010, the CW Credit Facility was amended to extend the maturity to September 1, 2014, to decrease the interest rate margin to 2.75%, to remove the 1% LIBOR floor, to increase the revolving loan commitment amount from $12.0 million to $20.0 million, with a $5.0 million sublimit for letters of credit, and to decrease the letters of credit commitment from $10.0 million to $5.0 million.  On April 23, 2012, the Company amended the CW Credit Facility to (a) increase borrowing availability by reducing the collateral availability block from $5.0 million to $2.5 million from October 1st of each year through the last day of February of the immediately following year, (b) eliminate any restrictions on the number of new store openings during the year, and (c) increase the interest rate margin from 2.75% to 3.25%.  On July 23, 2012, Camping World amended the CW Credit Facility to provide that capital expenditures may be

(6) DEBT (continued)

incurred in excess of $5.0 million if during such fiscal year (a) the holders of Camping World’s Equity Interest make a cash common equity contribution to Camping World in an amount at least equal to such excess, or (b) the Camping World or their Subsidiaries receive proceeds from asset sales (other than inventory sold in the ordinary course of business) in an amount at least equal to such excess.  As of September 30, 2012, the Company made equity contributions totaling $2.0 million to Camping World to enable additional capital expenditures above $5.0 million.

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  As of September 30, 2012, the average interest rate on the CW Credit Facility was 3.481%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company entered into the Intercreditor Agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.  As of September 30, 2012, $8.1 million of CW Credit Facility remains outstanding and $5.3 million of letters of credit were issued.

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at September 30, 2012.

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

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the nine months ended September 30, 2012 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$14,693	$4,118	$—	$—	$18,811
Accounts receivable - net of allowance for doubtful accounts	24,705	180,871		(171,873)	33,703
Inventories	—	73,523	—	—	73,523
Other current assets	4,476	15,435	—	—	19,911
Total current assets	43,874	273,947	—	(171,873)	145,948

Property and equipment, net	3,220	21,541	—	—	24,761
Intangible assets	9,392	4,331	—	—	13,723
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	786,215	—	—	(786,215)	—
Affiliate note and investments	40,000	4,953	—	(40,000)	4,953
Other assets	3,820	2,226	—	—	6,046
Total assets	$936,465	$306,998	$—	$(998,088)	$245,375

Accounts payable	$196	$22,618	$—	$—	$22,814
Accrued and other liabilities	19,752	20,729	—	—	40,481
Current portion of long-term debt	181,873	40,000	—	(211,873)	10,000
Current portion of deferred revenue	1,086	61,632	—	—	62,718
Total current liabilities	202,907	144,979		(211,873)	136,013

Deferred revenue	1,952	30,331	—	—	32,283
Long-term debt	310,353	8,097	—	—	318,450
Other long-term liabilities	665,603	(662,849)	—	—	2,754
Total liabilities	1,180,815	(479,442)		(211,873)	489,500

Interdivisional equity	—	786,215	—	(786,215)	—
Member’s deficit	(244,125)	—	—	—	(244,125)

Total liabilities & member’s deficit	$936,690	$306,773	$—	$(998,088)	$245,375

Revenue	$6,499	$395,213	$—	$(5,707)	$396,005
Costs applicable to revenues	(8,026)	(236,484)	—	5,707	(238,803)
Operating expenses	(13,329)	(104,623)	—	—	(117,952)
Interest expense, net	(32,957)	56	—	—	(32,901)
Income from investment in consolidated subsidiaries	36,991	—	—	(36,991)	—
Other non operating income (expenses)	21,410	(17,145)	—	—	4,265
Income tax expense	(142)	(26)	—	—	(168)
Net income	$10,446	$36,991	$—	$(36,991)	$10,446

Cash flows from operations	$(43,863)	$59,365	$—	$2,025	$17,527
Cash flows provided by (used in) investing activities	(1,607)	(6,700)	—	—	(8,307)
Cash flows provided by (used in) financing activities	52,414	(61,073)	—	(2,025)	(10,684)
Cash at beginning of year	7,749	12,526	—	—	20,275
Cash at end of period	$14,693	$4,118	$—	$—	$18,811

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the three months ended September 30, 2012 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$1,297	$139,569	$—	$(1,253)	$139,613
Costs applicable to revenues	(1,314)	(84,592)	—	1,253	(84,653)
Operating expenses	(4,991)	(36,929)	—	—	(41,920)
Interest expense, net	(10,949)	(27)	—	—	(10,976)
Income from investment in consolidated subsidiaries	11,847	—	—	(11,847)	—
Other non operating income (expenses)	7,405	(6,148)	—	—	1,257
Income tax expense	(31)	(26)	—	—	(57)
Net income	$3,264	$11,847	$—	$(11,847)	$3,264

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

(7) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the nine months ended September 30, 2011 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$5,571	$356,691	$—	$—	$362,262
Costs applicable to revenues	(7,156)	(210,103)	—	—	(217,259)
Operating expenses	(12,576)	(97,298)	—	—	(109,874)
Interest expense, net	(34,053)	480	—	—	(33,573)
Income from investment in consolidated subsidiaries	31,762	—	—	(31,762)	—
Other non operating income (expenses)	21,186	(18,003)	—	—	3,183
Income tax expense	(158)	(5)	—	—	(163)
Net income	$4,576	$31,762	$—	$(31,762)	$4,576

Cash flows from operations	$(25,159)	$51,161	$—	$—	$26,002
Cash flows provided by (used in) investing activities	(560)	(2,746)	—	—	(3,306)
Cash flows provided (used in) by financing activities	40,788	(53,122)	—	—	(12,334)
Cash at beginning of year	2,071	13,292	—	—	15,363
Cash at end of period	$17,140	$8,585	$—	$—	$25,725

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended September 30, 2011 (in thousands).

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

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.447% at September 30, 2012 based upon the July 31, 2012 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.447% at September 30, 2012 based upon the July 31, 2012 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of variable interest rates on the Company’s floating rate debt.  The interest rate swap agreements were originally designated as cash flow hedges of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003.  Due to the issuance of the Senior Secured Notes representing fixed rate debt to replace the existing variable rate debt on November 30, 2010, the interest rate swaps no longer qualified as cash flow hedges as the underlying cash flows being hedged were no longer going to occur.  The fair value of the swap contracts is included in Accrued Liabilities, and totaled $0.4 million and $3.9 million as of September 30, 2012 and December 31, 2011, respectively.

The following is the location and amounts of derivative instruments fair values in the statement of financial position for derivatives not designated as hedging instruments.

Derivatives not designated		Fair Value as of:
as hedging instruments	Balance Sheet Location	9/30/2012	12/31/2011

Interest rate swap contracts	Accrued liabilities	$(423)	$(3,871)

(8) INTEREST RATE SWAP AGREEMENTS (continued)

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for the nine months ended September 30, 2012 and 2011 (in thousands):

	Interest Rate Swap Agreements
	9/30/2012	9/30/2011
Derivatives not designated as hedging instruments:
Amount of Gain recognized in income on Statement of Operations	$3,448	$2,676
Location of Gain recognized in Statement of Operations	Gain on derivative instrument

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

As of September 30, 2012, the Company holds interest rate swap contracts that are required to be measured at fair value on a recurring basis.  The Company’s interest rate swap contracts are not traded on a public exchange.  See Note 8 - Interest Rate Swap Agreements for further information on the interest rate swap contracts.  The fair value of these interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.

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

(9) FAIR VALUE MEASUREMENTS (continued)

The Company’s liability at September 30, 2012 and December 31, 2011, measured at fair value on a recurring basis subject to the disclosure requirements from accounting guidance, was as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2012:
Interest Rate Swap Contracts	$(423)	$—	$(423)	$—
Contingent consideration	(2,967)	—	—	(2,967)

As of December 31, 2011:
Interest Rate Swap Contracts	(3,871)	—	(3,871)	—

The fair value of the interest rate swap contracts was calculated using the income method based on quoted interest rates.  The fair value of the contingent consideration was calculated using a discounted cashflow model.

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

The following table presents the reported carrying value and fair value information for the Company’s Senior Secured Notes and the CW Credit Facility.  The fair values shown below for the Senior Secured Notes is based on quoted prices in the market for identical assets (Level 1), and the CW Credit Facility is based on indirect observable inputs (Level 2) (in thousands):

	9/30/2012		12/31/2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Notes	$320,353	$345,108	$326,944	$326,340
CW Credit Facility	8,097	8,097	10,506	10,506

(10) SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the filing date and concluded, that no other subsequent events have occurred that would require recognition in the Company’s Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements.

ITEM 2:

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	9/30/2012	9/30/2011	Inc/(Dec)

REVENUES:
Membership services	27.7%	30.4%	(1.1)%
Retail	68.3%	63.9%	16.1%
Media	4.0%	5.7%	(24.1)%
	100.0%	100.0%	8.6%

COSTS APPLICABLE TO REVENUES:
Membership services	15.5%	17.8%	(5.3)%
Retail	42.2%	38.0%	20.6%
Media	2.9%	4.7%	(33.9)%
	60.6%	60.5%	8.8%

GROSS PROFIT	39.4%	39.5%	8.2%

OPERATING EXPENSES:
Selling, general and administrative	27.4%	26.9%	10.3%
Depreciation and amortization	2.7%	3.3%	(10.0)%
	30.1%	30.2%	8.1%

INCOME FROM OPERATIONS	9.3%	9.3%	8.5%

NON-OPERATING ITEMS:
Interest income	0.2%	0.1%	73.4%
Interest expense	(8.0)%	(8.7)%	(1.1)%
Gain on derivative instrument	0.9%	0.9%	5.1%
Gain on sale of assets or businesses	—	—	(71.4)%
Other non-operating items, net	—	—	(100.0)%
	(6.9)%	(7.7)%	(2.8)%

INCOME BEFORE INCOME TAXES	2.4%	1.6%	64.2%

INCOME TAX EXPENSE	(0.1)%	(0.1)%	32.6%

NET INCOME	2.3%	1.5%	64.9%

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	NINE MONTHS ENDED
	9/30/2012	9/30/2011	Inc/(Dec)

REVENUES:
Membership services	29.7%	31.3%	3.7%
Retail	64.5%	60.4%	16.7%
Media	5.8%	8.3%	(23.6)%
	100.0%	100.0%	9.3%

COSTS APPLICABLE TO REVENUES:
Membership services	16.6%	17.8%	1.9%
Retail	39.5%	35.5%	21.7%
Media	4.2%	6.7%	(31.3)%
	60.3%	60.0%	9.9%

GROSS PROFIT	39.7%	40.0%	8.4%

OPERATING EXPENSES:
Selling, general and administrative	27.1%	26.9%	10.1%
Financing expense	—	—	100.0%
Depreciation and amortization	2.7%	3.4%	(14.6)%
	29.8%	30.3%	7.4%

INCOME FROM OPERATIONS	9.9%	9.7%	11.7%

NON-OPERATING ITEMS:
Interest income	0.2%	0.1%	74.1%
Interest expense	(8.5)%	(9.4)%	(1.2)%
Gain on derivative instrument	0.9%	0.7%	28.8%
Loss on debt restructure	(0.1)%	—	(100.0)%
Gain on sale of assets or businesses	0.3%	0.2%	156.5%
Other non-operating items, net	—	—	(100.0)%
	(7.2)%	(8.4)%	(5.8)%

INCOME BEFORE INCOME TAXES	2.7%	1.3%	124.0%

INCOME TAX EXPENSE	(0.1)%	—	3.1%

NET INCOME	2.6%	1.3%	128.3%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012

Compared With Three Months Ended September 30, 2011

Revenues

Revenues of $139.6 million for the third quarter of 2012 increased $11.0 million, or 8.6%, from the comparable period in 2011.

Membership Services revenues of $38.7 million for the third quarter of 2012 decreased $0.4 million, or 1.1%, from the comparable period in 2011.  This revenue decrease was largely attributable to a $1.7 million decrease in member events revenue due to the timing of annual member rallies, a $1.0 million decrease in revenue resulting from merging the President’s Club into the Good Sam Club, partially offset by a $2.0 million revenue increase from extended vehicle warranty programs, and a $0.3 million increase in emergency road service revenue.

Retail revenues of $95.4 million for the third quarter of 2012 increased by $13.2 million, or 16.1%, from the comparable period in 2011.  Store merchandise sales increased $10.9 million from the third quarter of 2011 due to a same store sales increase of $5.4 million, or 9.3%, compared to a 2.5% decrease for the third quarter of 2011, and a $6.1 million increase due to the opening of sixteen new stores over the last twenty-one months, which were partially offset by decreased revenue from discontinued stores of $0.6 million.  Two stores were closed in the last twenty-one months in order to consolidate operations within specific geographic areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order and internet sales increased $3.8 million, installation and service fees decreased $1.2 million, and supplies and other revenue decreased $0.3 million.

Media revenues of $5.5 million for the third quarter of 2012 decreased $1.8 million, or 24.1%, from the comparable period in 2011.  This decrease was primarily attributable to a $0.7 million reduction in consumer show revenue, a $0.6 million reduction resulting from the sale or closure of non-core media businesses in 2011, and a $0.5 million reduction in magazine revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $84.7 million for the third quarter of 2012, an increase of $6.8 million, or 8.8%, from the comparable period in 2011.

Membership Services costs applicable to revenues of $21.6 million for the third quarter of 2012 decreased $1.2 million, or 5.3%, from the comparable period in 2011.  This decrease consisted of a $1.8 million reduction due to the timing of the annual member rallies, a $1.0 million expense decrease resulting from merging the President’s Club into the Good Sam Club, a $0.3 million expense decrease in the Coast to Coast Club, and a $0.2 million reduction in other costs.  These decreases were partially offset by a $1.6 million increase in program and marketing expenses in the extended vehicle warranty programs, and a $0.5 million increase in emergency road service marketing and program costs.

Retail costs applicable to revenues for the third quarter of 2012 increased $10.1 million, or 20.6%, to $59.0 million.  The retail gross profit margin of 38.1% for the third quarter of 2012 decreased from 40.4% for the comparable period in 2011 primarily due to merchandise discounts and markdowns to drive traffic in order to expand the base of customers available to promote our higher margin Membership Services products and services, and, to a lesser extent, increased shipping and freight-in costs.

Media costs applicable to revenues of $4.0 million for the third quarter of 2012 decreased $2.0 million, or 33.9%, from the comparable period in 2011 primarily due to a $0.6 million decrease from the sale or closure of non-core media businesses in 2011, a $0.6 million reduction in costs in the magazine group, a $0.4 million decrease in wage-related costs within ongoing businesses primarily due to headcount reductions, and a $0.4 million reduction in consumer show costs.

Operating Expenses

Selling, general and administrative expenses of $38.1 million for the third quarter of 2012 increased $3.6 million compared to the third quarter of 2011.  This increase was primarily due to a $2.6 million increase in retail selling, general and administrative expenses, mainly related to increased labor, selling, travel and training, an incremental $0.8 million to promote the Good Sam brand, and $0.6 million of legal expenses, including the establishment of a settlement reserve.  The Company is a party to an action filed by two individual plaintiffs against the Company in California Superior Court, County of Los Angeles, Central District, on behalf of themselves and a class of similarly situated individuals, involving, among other things, the expiration of trip points purchased for procuring overnight stays at resorts within our Coast to Coast membership club and allegations regarding certain of the Company’s advertising materials.  While the Company denies liability to the asserted claims, the Company reached an agreement in principle to settle the action with plaintiffs, subject to execution of a definitive settlement agreement and final court approval.  The terms of the proposed settlement will include, among other things, the issuance of discount vouchers redeemable at the Company’s retail stores.  These increases were partially offset by a $0.4 million reduction in other general and administrative expenses.

Depreciation and amortization expense of $3.8 million decreased $0.4 million from the prior year primarily due to the completed amortization of customer lists related to consumer show purchases and retail non-compete agreements.

Income from Operations

Income from operations for the third quarter of 2012 totaled $13.0 million compared to $12.0 million for the third quarter of 2011.  This increase of $1.0 million was primarily the result of an increase in gross profit for the Retail, Membership Services and Media segments of $3.1 million, $0.8 million and $0.3 million, respectively, that was partially offset by a $3.2 million increase in operating expenses for the third quarter of 2012.

Non-Operating Items

Non-operating expenses of $9.7 million for the third quarter of 2012 decreased $0.3 million compared to the third quarter of 2011 due to a $0.2 million decrease in interest expense and a $0.1 million increase in gain on derivative instruments related to the interest rate swap agreements.

Income before Income Tax

Income before income tax for the third quarter of 2012 was $3.3 million, compared to $2.0 million for the third quarter of 2011.  This $1.3 million favorable change was attributable to the $1.0 million increase in income from operations in the third quarter of 2012 and the decrease in non-operating items of $0.3 million mentioned above.

Income Tax Expense

The Company recorded income tax expense of $57,000 for the third quarter of 2012, compared to a $43,000 for the third quarter of 2011.

Net Income

Net income in the third quarter of 2012 was $3.3 million compared to $2.0 million for the same period in 2011 mainly due to the reasons discussed above.

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

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.  The Company has been disposing of non-core publications since 2011, and for the third quarter of 2012, the Media segment accounted for less than 4% of segment revenues and less than 1% of total operating profit for reportable segments.  The Company is evaluating the potential integration of the remaining components of the Media segment into the Company’s other reportable segments.

Membership Services segment profit of $14.6 million for the third quarter of 2012 increased $0.3 million, or 2.4%, from the comparable period in 2011.  This increase was attributable to a $0.3 million reduction in overhead costs, a $0.3 million increase in segment profit from the Coast to Coast Club, a $0.3 million increase from the extended vehicle warranty programs and $0.2 million increase from member events.  These increases were partially offset by an $0.8 million increase in expenses to promote the Good Sam brand.

Retail segment profit of $3.2 million for the third quarter of 2012 increased slightly, or 1.2% from the comparable period in 2011 due to a $2.6 million increase in gross profit, and a $0.2 million reduction in depreciation and amortization expense, offset by a $2.7 million increase in selling, general and administrative expenses and a $0.1 million increase in net interest expense.

Media segment profit for the third quarter of 2012 was $0.1 million versus a segment loss of $0.4 million for the third quarter of 2011.  This increase of $0.5 million from the comparable period in 2011 was due to $0.3 million of overhead cost savings and a $0.2 million increase in segment profit for magazines.

Nine Months Ended September 30, 2012

Compared With Nine Months Ended September 30, 2011

Revenues

Revenues of $396.0 million for the first nine months of 2012 increased $33.7 million, or 9.3%, from the comparable period in 2011.

Membership Services revenues of $117.7 million for the first nine months of 2012 increased $4.2 million, or 3.7%, from the comparable period in 2011.  This revenue increase was largely attributable to a $4.0 million increase in extended vehicle warranty program revenue due to contract price increases and the development of additional programs, a $1.3 million increase in emergency road service revenue, a $1.1 million increase in member events revenue due to an additional annual rally held in June 2012, and a $0.3 million increase in other ancillary revenue.  These increases were partially offset by an $1.7 million decrease in revenue resulting from merging the President’s Club into the Good Sam Club, a $0.5 million decrease in the Coast to Coast and Golf Card Club revenue due to decreased membership and the sale of the Golf Card Club in March 2012, and a $0.3 million decrease in other club revenue.

Retail revenues of $255.3 million for the first nine months of 2012 increased by $36.6 million, or 16.7%, from the comparable period in 2011.  Store merchandise sales increased $25.5 million from the first nine months of 2011 due to a same store sales increase of $14.9 million, or 9.5%, compared to a 2.9% decrease for the first nine months of 2011, and a $12.3 million increase due to the opening of sixteen new stores over the last twenty-one months, which were partially offset by decreased revenue from discontinued stores of $1.7 million.  Two stores were closed in the last twenty-one months in order to consolidate operations within specific geographic areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order and internet sales increased $14.4 million, installation and service fees decreased $2.4 million, and supplies and other revenue decreased $0.9 million.

Media revenues of $23.0 million for the first nine months of 2012 decreased $7.1 million, or 23.6%, from the comparable period in 2011.  This decrease was primarily attributable to a $3.9 million revenue reduction resulting from the sale or closure of non-core media businesses in 2011, a $1.2 million reduction in circulation and advertising magazine revenue, a $1.1 million reduction in consumer show revenue, and a $0.9 million reduction in annual directory revenues due to reduced direct mail marketing and phasing out the CD/DVD version.

Costs Applicable to Revenues

Costs applicable to revenues totaled $238.8 million for the first nine months of 2012, an increase of $21.5 million, or 9.9%, from the comparable period in 2011.

Membership Services costs applicable to revenues of $65.7 million for the first nine months of 2012 increased $1.2 million, or 1.9%, from the comparable period in 2011.  This increase consisted of a $3.3 million increases in marketing and program costs for extended vehicle warranty programs, a $2.0 million increase in emergency road service marketing and program costs, and a $1.7 million increase due to an additional annual member rally.  These increases were partially offset by a $4.0 million expense decrease primarily attributable to merging the President’s Club into the Good Sam Club in the second quarter of 2011 which resulted in eliminating the RV View magazine and reduced direct mail efforts, a $1.1 million reduction in other club costs, and a $0.7 million expense reduction from the Coast to Coast and Golf Card clubs.

Retail costs applicable to revenues for the first nine months of 2012 increased $27.9 million, or 21.7%, to $156.5 million.  The retail gross profit margin of 38.7% for the first nine months of 2012 decreased from 41.2% for the comparable period in 2011 primarily due to incremental merchandise discounts and markdowns to drive traffic in order to expand the base of customers available to promote our higher margin Membership Services products and services, and, to a lesser extent, increased shipping and freight-in costs.

Media costs applicable to revenues of $16.6 million for the first nine months of 2012 decreased $7.6 million, or 31.3%, from the comparable period in 2011 primarily due to a $4.5 million decrease from the sale or closure of non-core media businesses in 2011, a $1.2 million decrease in wage-related costs within ongoing businesses primarily due to headcount reductions, a $0.9 million reduction from consumer show costs, an $0.8 million reduction in magazine costs mostly related to reduced magazine sizes within the outdoor powersports group, and a $0.2 million reduction in overhead.

Operating Expenses

Selling, general and administrative expenses of $107.3 million for the first nine months of 2012 increased $9.9 million compared to the first nine months of 2011.  This increase was primarily due to an $8.6 million increase in retail selling, general and administrative expenses primarily related to increased labor, selling expense, travel and training expenses, an incremental $1.8 million to promote the Good Sam brand, and $0.8 million of legal expenses, including the establishment of a settlement reserve.  The Company is a party to an action filed by two individual plaintiffs against the Company in California Superior Court, County of Los Angeles, Central District, on behalf of themselves and a class of similarly situated individuals, involving, among other things, the expiration of trip points purchased for procuring overnight stays at resorts within our Coast to Coast membership club and allegations regarding certain of the Company’s advertising materials.  While the Company denies liability to the asserted claims, the Company reached an agreement in principal to settle the action with plaintiffs, subject to execution of a definitive settlement agreement and final court approval.  The terms of the proposed settlement will include, among other things, the issuance of discount vouchers redeemable at the Company’s retail stores.  These increases were partially offset by a $0.7 million reduction in wage-related expenses and a $0.6 million reduction in other general and administrative expenses.

Depreciation and amortization expense of $10.6 million decreased $1.8 million from the prior year primarily due to reduced capital expenditures in prior years, and completed amortization of customer lists related to consumer show purchases and retail non-compete agreements.

Income from Operations

Income from operations for the first nine months of 2012 totaled $39.3 million compared to $35.1 million for the first nine months of 2011.  This increase of $4.1 million from the first nine months of 2011 was primarily the result of an increase in gross profit for the Retail, Membership Services and Media segments of $8.7 million, $3.0 million and $0.5 million, respectively, that was partially offset by an $8.1 million increase in operating expenses for the first nine months of 2012.

Non-Operating Items

Non-operating expenses of $28.6 million for the first nine months of 2012 decreased $1.8 million compared to the first nine months of 2011 due to an incremental $0.8 million gain on sale of assets primarily due to the sale of Golf Card Club and consumer shows in 2012 partially offset by the sale of Powerboat Magazine in 2011, an $0.8 million positive change in the loss/gain on derivative instrument related to the interest rate swap agreements, and a $0.6 million decrease in net interest expense, partially offset by a $0.4 million loss on debt extinguishment in the first nine months of 2012.

Income before Income Tax

Income before income tax for the first nine months of 2012 was $10.6 million, compared to $4.7 million for the first nine months of 2011.  This $5.9 million favorable change was attributable to the $4.1 million increase in income from operations in the first nine months of 2012 and the decrease in non-operating items of $1.8 million mentioned above.

Income Tax Expense

The Company recorded income tax expense of $0.2 million for the first nine months of 2012 and 2011.

Net Income

Net income for the first nine months of 2012 was $10.4 million compared to $4.6 million for the same period in 2011 mainly due to the reasons discussed above.

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

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.  The Company has been disposing of non-core publications since 2011, and for the first nine months of 2012, the Media segment accounted for less than 6% of segment revenues and less than 5% of total operating profit for reportable segments.  The Company is evaluating the potential integration of the remaining components of the Media segment into the Company’s other reportable segments.

Membership Services segment profit of $45.3 million for the first nine months of 2012 increased $1.9 million, or 4.4%, from the comparable period in 2011.  This increase was attributable to a $2.4 million segment profit increase from the Good Sam Club primarily due to cost savings resulting from merging the President’s Club into the Good Sam Club on January 1, 2012, a $1.0 million reduction in other club costs, a $0.6 million increase from extended warranty program products, a $0.5 million increase from the Coast to Coast Club, a $0.5 million gain on sale of Golf Card Club and a $0.2 million decrease in other overhead costs.  These segment profit increases were partially offset by $1.8 million to promote the Good Sam brand, a $0.9 million decrease in segment profit from emergency road services due to increases in marketing expenses and claims costs, and a $0.6 million decrease in segment profit from member events.

Retail segment profit of $5.9 million for the first nine months of 2012 increased $0.5 million, or 9.6%, from the comparable period in 2011 due to $8.3 million increase in gross profit and a $1.0 million decrease in depreciation and amortization expense partially offset by a $8.6 million increase in selling, general and administrative expenses and a $0.2 million increase in interest expense.

Media segment profit of $2.5 million for the first nine months of 2012 increased by $1.8 million, or 227.5%, from the comparable period in 2011 due to $0.7 million of cost savings from the sale or closure of non-core media businesses in 2011, a $0.5 million reduction in media overhead, a $0.4 million segment profit increase from the annual directories, a $0.3 million increase from the consumer shows group, and a $0.3 million net gain on sale of media assets.  These increases were partially offset by a reduction in segment profit of $0.4 million from the operations of our outdoor powersports magazine group, largely due to reduced profit in the motorcycle magazine group.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $9.9 million and $5.6 million, respectively, as of September 30, 2012 and December 31, 2011.  The primary reason for the low levels of working capital is the deferred revenue and gains reported under current liabilities of $62.7 million and $54.9 million as of September 30, 2012 and December 31, 2011, respectively, which reduce working capital.  Deferred revenue is primarily comprised of cash collected for club memberships in advance of services to be provided which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings and meet our working capital needs.

Contractual Obligations and Commercial Commitments

The following table summarizes our commitments to make long-term debt, lease, deferred compensation and letter of credit payments at September 30, 2012.  This table includes principal and future interest due under our debt agreements based on interest rates as of September 30, 2012 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2012	2013 and 2014	2015 and 2016	Thereafter

Debt and future interest	$495,108	$20,212	$101,244	$373,652	$—
Operating lease obligations	202,936	5,757	44,646	37,866	114,667
Deferred compensation	1,539	257	1,282	—	—
Standby letters of credit	5,286	—	5,286	—	—
Grand total	$704,869	$26,226	$152,458	$411,518	$114,667

11.50% Senior Secured Notes due 2016

On November 30, 2010, the Company issued $333.0 million principal amount of Senior Secured Notes at an original issue discount of 2.1%.  Interest on the Senior Secured Notes at a rate of 11.5% per annum is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the Senior Subordinated Notes in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under our 2010 Senior Credit Facility in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to our direct parent, to enable Parent, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of September 30, 2012, an aggregate of $325.6 million of Senior Secured Notes remain outstanding.

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

Subject to certain conditions, we must make an offer to purchase some or all of the Senior Secured Notes with the excess cash flow offer amount (as defined in the indenture) determined for each applicable period, commencing with the annual period ending December 31, 2011, and each June 30 and December 31 thereafter, at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.  On February 27, 2012, the Company completed an excess cash flow offer to purchase of $7.4 million in principal amount of the Senior Secured Notes.  These Senior Secured Notes were purchased by the Company and retired on February 27, 2012.  On July 31, 2012, the Company completed an excess cash flow offer to purchase up to $4.95 million in principal amount of the Senior Secured Notes.  The amount of Senior Secured Notes tendered was $4,000.  These Senior Secured Notes were purchased by the Company and retired on August 7, 2012.

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

The CW Credit Facility

Our wholly-owned subsidiary, Camping World, Inc. (“Camping World”) entered into the CW Credit Facility that currently provides for an asset based lending facility of up to $20.0 million for revolving loans and up to $10.0 million for letters of credit, and matures on September 1, 2014.  Interest under the revolving loans under the CW Credit Facility float at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  As of September 30, 2012, the average interest rate on the CW Credit Facility was 3.481%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  As of September 30, 2012, $8.1 million of CW Credit Facility remains outstanding and $5.3 million of letters of credit were issued.  On July 23, 2012, Camping World amended the CW Credit Facility to provide that capital expenditures may be incurred in excess of $5.0 million if during such fiscal year (a) the holders of Camping World’s Equity Interest make a cash common equity contribution to Camping World in an amount at least equal to such excess, or (b) the Camping World or their Subsidiaries receive proceeds from asset sales (other than inventory sold in the ordinary course of business) in an amount at least equal to such excess.  As of September 30, 2012, the Company made equity contributions totaling $2.0 million to Camping World to enable additional capital expenditures above $5.0 million.

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

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  We were in compliance with all debt covenants at September 30, 2012.

Interest Rate Swap Agreements

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.447% at September 30, 2012 based upon the July 31, 2012 reset date) and make periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expires on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it will receive periodic payments at the 3 month LIBOR-based variable rate (0.447% at September 30, 2012 based upon the July 31, 2012 reset date) and make periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expires on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of variable interest rates on the Company’s floating rate debt.  The interest rate swap agreements were originally designated as cash flow hedges of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003.  Due to the issuance of the Senior Secured Notes representing fixed rate debt to replace the existing variable rate debt on November 30, 2010, the interest rate swaps no longer qualified as cash flow hedges as the underlying cash flows being hedged were no longer going to occur.  The fair value of the swap contracts is included in Accrued Liabilities, and totaled $0.4 million and $3.9 million as of September 30, 2012 and December 31, 2011, respectively.

Other Contractual Obligations and Commercial Commitments

For the nine months ended September 30, 2012, the Company did not incur deferred executive compensation expense under the company’s phantom stock agreements, and made $0.8 million of payments to terminated employees under the terms of the vested phantom stock agreements.  The Company expects to pay additional phantom stock payments of $0.3 million in fiscal 2012.

Capital expenditures for the nine months ended September 30, 2012 totaling $8.7 million increased $5.2 million from the first nine months of 2011 primarily due to new store openings, a point-of sale system replacement.  As of September 30, 2012, our Parent has made capital contributions totaling $3.0 million to the Company to enable additional capital expenditures above $5.0 million.  Additional capital expenditures of approximately $1.5 million are anticipated for the balance of 2012, primarily for leasehold improvements related to new stores, a point-of-sale system replacement and other software upgrades.  These capital expenditures will be financed through cash from operations, proceeds from the sale of assets and/or capital contributions.

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

Interest Rate Sensitivity Analysis

At September 30, 2012, we had debt totaling $328.4 million, net of $5.2 million in original issue discount, comprised of $8.1 million of variable rate debt, and $320.3 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of less than $0.1 million.

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

ITEM 4: CONTROLS AND PROCEDURES

Managements’ Report on Internal Control over Financial Reporting

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Executive Vice

President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Regulation 13a-15e under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the President and Chief Executive Officer along with the Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings.  Management determined that, as of September 30, 2012, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

The Company is a party to an action filed by two individual plaintiffs against the Company in California Superior Court, County of Los Angeles, Central District, on behalf of themselves and a class of similarly situated individuals, involving, among other things, the expiration of trip points purchased for procuring overnight stays at resorts within our Coast to Coast membership club and allegations regarding certain of the Company’s advertising materials.  While the Company denies liability to the asserted claims, the Company reached an agreement in principal to settle the action with plaintiffs, subject to execution of a definitive settlement agreement and final court approval.  Year to date, the Company has incurred expenses of $0.8 million, including the establishment of a settlement reserve.  The terms of the proposed settlement will include, among other things, the issuance of discount vouchers redeemable at the Company’s retail stores.

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

GOOD SAM ENTERPRISES, LLC

/s/ Thomas F. Wolfe
Date: November 14, 2012	Thomas F. Wolfe
Executive Vice President and
Chief Financial Officer