Form 10-K
period 2012-12-31
GOOD SAM ENTERPRISES, LLC
filed 2013-03-15
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number     000-22852

GOOD SAM ENTERPRISES, LLC

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Parkway Drive, Suite 270

Lincolnshire, IL 60069

(Address of principal executive offices, Zip Code)

(847) 229-6720

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

11.5% Senior Secured Notes Due 2016

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES                 NO   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

YES    X         NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

YES    X          NO

*The issuer has filed all Exchange Act reports for the preceding 12 months.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “ accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

Large Accelerated filer	Accelerated filer

Non-accelerated filer X (Do not check if smaller	Smaller reporting company
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES                 NO   X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, was $0 as of the last business day of the registrant’s most recently completed second quarter.

PART I

ITEM 1: BUSINESS

General

Except where the context indicates otherwise, the term “Company,” or “GSE” means Good Sam Enterprises, LLC and its predecessors, and subsidiaries.  Our predecessor, Affinity Group, Inc., was incorporated as a Delaware corporation on September 25, 1986.  On March 2, 2011, Affinity Group, Inc. converted the form of its organization from a corporation to a limited liability company called Affinity Group, LLC.  On May 2, 2011, Affinity Group, LLC changed its name to Good Sam Enterprises, LLC by filing a Certificate of Amendment to its Certificate of Organization with the Secretary of State of Delaware.

We are a wholly-owned subsidiary of Affinity Group Holding, LLC, (the “Parent”), a privately-owned limited liability company.  We are a leading direct marketer, specialty retailer and publisher targeting North American recreational vehicle (“RV”) owners and outdoor enthusiasts. Our core audience is the estimated 30 million RV enthusiasts in North America and the approximately nine million households in North America that own at least one RV.  Our unique business model is based on “affinity marketing,” in which our membership club members and retail customers form a receptive audience to which we sell products, services, merchandise and publications targeted to their specific recreational interests.  Our long operating history dates back approximately 75 years with our publishing businesses and our Good Sam Club dates back 46 years.  This long history has enabled the development of a rich database of approximately ten million RV enthusiasts who have purchased our products or services, subscribed to our publications or have otherwise indicated an interest in the RV lifestyle.

We operate through three complementary business segments that together provide the most comprehensive product and service suite to the RV and outdoor enthusiast market:

•                  Membership Services:

•                  Membership Clubs:  Our membership clubs represent approximately 7%, 9%, and 9% of revenues for 2012, 2011 and 2010, respectively.  We operate two membership clubs totaling approximately 1.3 million club members, including the largest club in the RV market - Good Sam Club, and Coast to Coast Club.  These clubs represents some of the most recognizable brands within the RV community and offers a wide variety of potential discounts and benefits, the average estimated value of which significantly exceeds the cost of membership.  The Good Sam Club and the Camping World President’s Club were combined effective January 1, 2012 under the name Good Sam Club, providing greater member benefits, less brand confusion and lower renewal cost.  Our membership clubs have experienced an average five year retention rate of approximately 74%.

•                  Ventures:  Our membership services segment includes ventures with third party providers which represent approximately 22%, 21% and 22% of revenues for 2012, 2011 and 2010, respectively. Our club members, retail customers and publication subscribers form a receptive audience for us to offer our safety, finance and security products and services that enhance the RV experience, including (i) roadside assistance services (“RA”), (ii) property and casualty insurance programs, (iii) mechanical breakdown insurance through our extended service plans (“ESP”), (iv) vehicle financing, (v) credit cards and (vi) emergency assistance services. We have limited liability exposure, as the majority of our products and services are provided by third parties who pay us a marketing fee. Our products and services generate significant value, with an average renewal rate of 81% over the last five years.

•                  Retail:

Our retail segment, Camping World, represents approximately 63%, 59%, and 57% of revenues for 2012, 2011, and 2010, respectively.  With a nationwide footprint of 93 Camping World retail and service stores in 32 states, we are the only national specialty retailer of aftermarket parts and accessories and the largest national provider of repair and maintenance services exclusively serving the North American RV industry.  We believe that Camping World’s leading position in the RV accessory industry results from a high level of brand recognition, an effective triple channel distribution strategy (stores, catalogs and online) that allows us to reach our customers at home or on the road, and a commitment to offer a broad selection of specialized RV products and services combined with technical assistance and on-site installation.

•                  Membership Services - Media:

Our membership services -media segment represents approximately 8%, 11% and 12% of revenues for 2012, 2011, and 2010, respectively.  Through our publications and consumer events, the Membership Services - Media segment helps create awareness of our brand in the RV community, attracts RV enthusiasts and owners and builds our customer database.  We publish and distribute 18 specialty publications for select markets in the recreation and leisure industry, including general circulation periodicals, club magazines, campground directories, and RV industry trade magazines, with aggregate circulation of approximately 2.6 million and approximately 700,000 paid subscribers.  In addition, we operate more than 40 websites, primarily as companion sites to print publications that offer more detailed reference information.  We believe that the targeted audience of each of our publications is an important factor in attracting advertisers, which include manufacturers of RVs and RV-related products, campground operators and large national RV dealerships as well as manufacturers of power sports vehicles and accessories.  We also operate 26 consumer outdoor recreation shows at 23 venues in 19 cities, which are primarily RV, boat and sport shows.  The total audience of RV, boating, powersports and outdoor recreation enthusiasts who attend our shows is approximately 250,000 annually.

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

Another factor attributed by the RVIA to an increase in the installed base of RVs is the positive demographic trend that indicates RV ownership increases with age.  According to the RV Survey, the median age of RV owners was 48 in 2011, with ownership rates reaching its highest percentage level, 11.4%, among those 45 to 54 years old.  The RV Survey revealed that high RV ownership rates now extend across a 40-year span from age 35 to 75.  In addition, we believe the aging of the baby boomers will grow the pool of potential RV enthusiasts and owners.  Furthermore, according to the U.S. Census Bureau, the over-45 population in the United States is expected to grow from approximately 127 million in 2010 to approximately 167 million in 2030, which we believe should have a positive impact on RV ownership and usage.  According to the RV Study, RV ownership is also concentrated in the western United States, an area in which the population growth rate continues to be greater than the national average.  The RV Survey also indicates that RV ownership is associated with higher than average annual household income, which among RV owners was approximately $75,000 per annum in 2011 as compared to the national average of $67,530 per annum in 2010.

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

Substantial Barriers to Entry.  We believe we hold a dominant market position within the RV industry due to our existing database of approximately ten million RV enthusiasts and the penetration of our products and service offerings to this customer segment.  We believe it would be prohibitively expensive to replicate the size and quality of information contained in our database.  Through our marketing channels, we are able to collect market data on RV owners and enthusiasts and based on such data, we offer valuable products and services to a targeted audience that we believe will be highly likely to purchase our offerings.  By offering products and services to a targeted audience we are able to lower our overall marketing costs, improve our profitability and reduce the price offered to consumers, which improves our value proposition relative to our competitors.  Within our membership club segment, Good Sam Club, which was founded in 1966, is the largest RV membership club in North America in terms of number of members.  Within our retail segment, Camping World, which has grown to 93 retail stores since inception, is the largest and only national specialty retailer of merchandise accessories and services for RV owners and camping enthusiasts.  Through publications and events, we are able to create awareness of our brands in the RV community and attract RV owners and enthusiasts.

Nationwide Footprint.  Within our retail segment, Camping World is the largest and only national specialty retailer of merchandise accessories and services for RV owners and outdoor enthusiasts, with 93 retail stores in 32 states.  In 2003, we began a strategy of expanding our footprint in order to more effectively serve our customers whether they are at home or on the road.  We opened a total of 73 stores since that time, targeting high traffic, convenient sites located adjacent to major interstates, where customers live, or near major RV destinations.

Comprehensive Product and Service Offerings Allow Us to Deliver Substantial Value to Our Members.  We believe our comprehensive suite of product and service offerings relative to our competition is a meaningful advantage that provides us greater leverage to negotiate benefits and discounts with third-party service providers for our members.  Further, we believe that the savings that are provided to our members as a result of these benefits and discounts have outweighed increases in membership dues.  Our approximately 1.3 million club members and the approximately ten million consumers in our proprietary database serve as a unique, receptive audience for direct marketing, which we believe significantly lowers customer acquisition costs relative to our competitors and facilitates cost-effective cross-selling.  We believe our leading position within the retail market allows us to leverage our buying power, enabling us to purchase our inventory at what we believe are competitive prices.  Our retail pricing strategy is to pass along our low merchandise costs to our customers.

Stable Recurring Cash Flow.  Approximately 79% of our operating income, net of non-recurring, non-cash charges, is generated through our non-retail based businesses, which historically has provided a recurring income stream through a core base of loyal customers.  Our two membership clubs (the Good Sam Club and the Coast to Coast Club) have an average five year retention rate of approximately 74%, which we believe compares favorably to other subscription-based businesses.  Similarly, our membership-based products and services have historically experienced high renewal rates, averaging approximately 81% over the past five years for our largest product and service offerings, roadside assistance, RV insurance and extended service plans.

Significant Operating Leverage.  We have implemented a successful strategy to manage operations through the recent economic downturn.  Our disciplined cost saving initiatives have included work force, payroll and employee benefit reductions, office consolidations, right sizing magazine titles, and procurement, marketing and selling expense savings, creating significant operating leverage and improving our cost position.

Experienced and Successful Management Team.  With an average of fourteen years with our Company and an average of nineteen years in the industry, our executive management team has a proven track record in direct marketing, retail and media in the RV industry.  In addition to the recent successful implementation of cost saving initiatives, the team has developed substantial experience in increasing our target customer base, using strategic alliances to bolster product offerings that create value for our customers and increasing cross-selling opportunities for our high margin product offerings.

Our Business Strategy

Maximize Customer Retention with Value-Added Product Offerings.  A key aspect of our strategy is to develop strong membership loyalty by providing an attractive value proposition for club members and offering add-on products specifically targeted to meet their needs as reflected by our strong customer retention rates.  Our two membership clubs (the Good Sam Club and the Coast to Coast Club) provide our customers with tangible savings potential, the estimated value of which substantially exceeds the membership fee.  On average, club members benefit by saving nearly six times the cost of their annual membership dues as a result of being able to purchase products and services at discounts made available through our clubs.  We believe that the participation levels and retention rates of club members reflect the benefits derived from their membership.  To continue to improve customer retention rates, we regularly evaluate member satisfaction and actively respond to changing member preferences through the enhancement or introduction of new membership benefits including products and services.

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

Continue to Enhance Service Offerings at Camping World.  We recently completed a multi-year capital investment of approximately $38 million in 62 new stores, a distribution center expansion and a systems upgrade, which not only expanded the Company’s nationwide Camping World footprint and increased our ability to market products and services, but also enhanced efficiency and lowered distribution costs.  We are focused on improving profitability by continuing to shift focus to the higher margin service and repair business while expanding service offerings.

Continue to Enhance Digital Products.  We believe that we have developed the most comprehensive source of RV news and information on vehicles, the industry, trends and campgrounds through our RV.net and related websites.  Our digital “companion” websites provide our subscribers with additional relevant information tailored to their interests, while providing us with another profitable advertising channel.  We currently operate more than 40 websites dedicated to the RV lifestyle including CampingWorld.com, a direct channel business which allows us to reach customers who are on the road or who do not live near a retail store.

Membership Services Segment

The Membership Services segment funds its working capital needs through club dues and contract policy fees which are paid in advance, and marketing fees which we receive monthly and quarterly from third party providers.  These prepaid membership fees are classified as deferred revenues.  Revenues, segment profit/ (loss) and assets for the Membership Services segment are detailed in Note 15 – Segment Information in the Notes to the Consolidated Financial Statements.

Membership Clubs

Our membership clubs provide a receptive audience to which we market our products and services.  We operate primarily two membership clubs: the Good Sam Club and Coast to Coast Club for RV owners, campers and outdoor vacationers.  Effective January 1, 2012, the Good Sam Club and the Camping World President’s Club were combined to a single club called Good Sam Club.  This club merger has allowed the company to provide greater member benefits, less brand confusion, and lower renewal cost for its members.  The combined club has approximately 1.3 million unique members.  In the fourth quarter of 2011, the Company entered into a marketing agreement to transition the operations and members of Camp Club USA to a third party marketing organization.  The marketing agreement transfers the individual memberships to the third party marketing organization upon the end of their current membership period.  On March 1, 2012, Golf Card Club was sold to a third party.

The following table sets forth the approximate number of members and annual membership fees as of December 31, 2012, and the approximate average annual retention rate during the period of 2008 through 2012 for each club:

		Annual	Average
	Members as of	Membership	Annual Retention
Membership Club	December 31, 2012 (1)	Fee (2)	Rate (3)

Good Sam Club	1,271,100	$20 - $25	75%

Coast to Coast Club	40,600	$90 - $140	73%

(1)                              Includes multi-year and lifetime memberships.

(2)                              Annual membership for a single member, subject to special discounts and promotions.

(3)                              Excludes members having lifetime memberships.

In addition to regular annual memberships, we also sell multi-year memberships. We believe that multi-year memberships provide several advantages, including the up-front receipt of dues in cash, reduced membership marketing costs and a stronger member commitment.

Good Sam Club

The Good Sam Club, founded in 1966, is a membership organization for RV owners.  The Camping World President’s Club was combined into the Good Sam Club in January, 2012.  The Good Sam Club is the largest RV organization in North America with approximately 1,271,100 members and over 1,300 local chapters as of December 31, 2012.  The average annual retention rate for Good Sam Club members was approximately 75% during the period 2008 through 2012.  We are focused on selling higher margin multi-year memberships which, among other advantages, reduces the cost of renewal membership. Most members purchase annual memberships.

Annual membership fees range from $20 to $25, depending on the term and type (acquisition or renewal).  The benefits of club membership include: discounts on all retail merchandise at Camping World stores of up to 30%, discounts for overnight stays at over 2,000 participating RV parks and campgrounds; discounts on fuel, propane, dumping stations and more at approximately 570 Pilot & Flying J Travel Centers in the U.S. and 62 in Canada; a free annual subscription to Highways, the club’s regular news magazine; savings of over 61% on the new 2013 Good Sam RV Travel & Campground Guide; discounts on our other publications; trip routing and mail-forwarding; access to online coupons from Camping World and our Smile & Save partners; a 50% discount on admission to Good Sam consumer events and shows, discounts on products and services developed for club members, and much more.  Based on typical usage patterns, we estimate that Good Sam Club members realize estimated annual savings from discounts of approximately $143.

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

In 1992, we began selling lifetime memberships for the Good Sam Club. In 2012, the average price for a lifetime membership was $161 with 170,700 lifetime members registered as of December 31, 2012. Based on actuarial tables, we expect the average length of a lifetime membership to be 18 years.

The following table lists the approximate number of club memberships, lifetime club memberships and RV parks and campgrounds at which discounts for members were available as of December 31 for the years 2008 through 2012:

	December 31,
	2012	2011	2010	2009	2008

Good Sam memberships (1)	1,271,100	885,800	866,100	930,000	952,200

Lifetime memberships	170,700	155,700	163,200	157,700	150,900

RV parks and campgrounds offering discounts to Good Sam members	2,020	1,670	1,600	1,580	1,520

(1)                              Includes multi-year and lifetime memberships, and includes former Camping World President’s Club members beginning in 2012.

Coast to Coast Club

The Coast to Coast Club operates a long-established reciprocal use network of membership RV resorts in North America.  We offer a series of membership benefits depending upon pricing and program type under the Coast to Coast Club name.  Members of the Coast to Coast Club belong to a membership RV resort owned and operated by parties unrelated to us. Our club members may use the other resorts in the Coast to Coast Club network on a reservation or space available basis and obtain discounts from other non-private campgrounds.  As of December 31, 2012, there were approximately 40,600 members in the Coast to Coast Club which had nationwide access to approximately 210 membership RV resorts and a network of 185 public campgrounds that participated in the Coast to Coast Club reciprocal use programs. These membership resorts are designed primarily for RV owners, but typically provide camping or lodging facilities, comprised of RVs, cabins, park models, and condominiums.  The membership resorts provide an RV site with water, sewer and electrical hook-ups and recreational amenities, such as swimming, tennis or fishing, or proximity to theme parks or other recreational activities.  We have established quality criteria for resorts to join and remain in the Coast to Coast Club networks.

For standard annual renewal dues from $99.95 for a single year membership to $599.95 for a multi-year membership, Coast to Coast Club members receive the following benefits: discounts for overnight stays at participating resorts and campgrounds; an annual subscription to Coast to Coast Magazine; the Coast to Coast Directory, which provides information on the participating resorts; discounts on our other publications; access to discount hotels and travel services; condo vacation rentals at discounted prices, dining, shopping, and recreation/entertainment discounts; and access to ancillary products and services developed for our club members.

We believe that resorts participating in the Coast to Coast Club networks view access to reciprocating member resorts as an incentive for their customers to join their resort.  Because a majority of Coast to Coast Club members own RVs, access to participating resorts throughout North America can be an important complement to local resort membership.  Based on typical use patterns, we estimate that Coast to Coast Club members realize estimated annual savings from these discounts of approximately $132.  The average annual retention rate for members of the Coast to Coast Club after the initial one-year membership (which is generally paid by the member resort not the club member) was approximately 73% during the period 2008 through 2012.

The following table sets forth the approximate number of memberships in the Coast to Coast Club, the approximate number of private resorts participating in the reciprocal use program, and the approximate number of public resorts extending discounts to Coast to Coast Club members as of December 31 for the years 2008 through 2012:

	December 31,
	2012	2011	2010	2009	2008

Coast to Coast Club memberships (1)	40,600	42,200	46,400	53,700	60,200

Participating membership resorts	210	218	231	238	239
Participating public resorts	185	200	190	189	211

(1)                              Includes multi-year memberships.

Membership Ventures

Our approximately 1.3 million club members provide a receptive audience to which we market our products and services. We promote products and services which either address special needs arising from the activities of our club members or appeal generally to persons within the demographic of our club members.  The two products with the largest enrollment are the roadside assistance and the vehicle insurance programs.  Most of our safety, finance and security products and services are provided by third parties who pay us a marketing fee, with the exception of roadside assistance where we assume the risk of incurred claims.

Roadside Assistance

We promote various Roadside Assistance (“RA”) products to Good Sam Club and Coast to Coast Club members, as well as to non-club members.  The RA programs provide towing and other roadside services for subscribers with annual dues ranging from $59.95 to $159.95.  We developed our RA program initially for Good Sam Club members in 1984, and, as of December 31, 2012, approximately 29% of Good Sam Club members were enrolled.  We currently market these programs through various channels including direct mail, print advertising, online and at Camping World stores and RV dealerships.

The table below sets forth the approximate total enrollment in the various RA programs as of December 31 for the years 2008 through 2012:

	2012	2011	2010	2009	2008

RA Enrollment	408,800	360,300	352,000	356,200	354,400

Vehicle Insurance Programs

We offer vehicle insurance programs that offer cost-effective collision and liability insurance suitable to the demographic characteristics and vehicle usage patterns of our various club members.  The Vehicle Insurance Program is marketed primarily to the members of Good Sam Club and Coast to Coast Club.  We have other programs that address the needs of non-Good Sam members.  As of December 31, 2012, approximately 158,100 members participated in the vehicle insurance programs, which represented an 11% penetration of the Good Sam Club.  During the period 2008 to 2012, the average renewal rate of members participating in these insurance programs was approximately 91%.  Our marketing fee revenue is based on the amount of written premiums and the insurance provider assumes all claim risks.

The following table sets forth the total number of policies in force as of December 31 for the years 2008 to 2012, and the dollar amount of written premiums paid to insurance providers and the marketing fees generated for such periods:

	2012	2011	2010	2009	2008

Total policies in force	158,100	152,900	161,600	168,200	184,100

Written premiums paid to insurance providers (in millions)	$168	$173	$187	$197	$218

Marketing fees (in millions)	$15	$15	$16	$17	$18

Extended Service Plan

Our Extended Service Plan (“ESP”), a private label extended vehicle warranty program for RVs, had total net revenue for 2012 of $46.6 million, increasing 15% over 2011.  The program had approximately 51,200 policies in force as of December 31, 2012.  Sales of new policies were derived from direct mail marketing, print ads in our magazines, Internet and e-mail solicitations, and promotions in Camping World stores. ESP policy renewals represented 58% of the total revenue for 2012.

Other products and services marketed to club members include vehicle financing, credit cards, supplemental health and life insurance, and financial services.  Most of these services are provided to club members by third parties who pay us a marketing fee.

Retail Segment

The Retail segment funds its working capital needs through its credit facility (see Note 6 - Long-term Debt in the Consolidated Notes to the Financial Statements) and its retail operations.  Camping World is required to carry significant amounts of inventory to meet the requirements of its customers through its retail, internet and mail order channels.  Revenues, segment profit/ (loss) and assets for the Retail segment are detailed in Note 15 – Segment Information in the Notes to the Consolidated Financial Statements.

Camping World Stores

Camping World is a national specialty retailer of merchandise and services for RV owners. We currently operate 93 Camping World retail locations, which are located in 32 states.  These stores accounted for approximately 83% of total revenues from the Retail segment for 2012, and the remaining 17% of revenue was derived from catalog and Internet sales.

In the RV accessory industry, we believe that Camping World has a high level of positive brand recognition, an effective triple channel distribution strategy (stores, catalogs, and online), and a commitment to offer a broad selection of specialized RV products and services at competitive prices combined with technical assistance and on-site installation.  Camping World’s stores offer approximately 9,200 products, of which we estimate approximately 70% are not regularly available in general merchandise stores.  In addition, general merchandise stores do not provide installation or repair services for RV products, which are available at Camping World’s stores.  Products sold by Camping World include specialty-sized refrigerators, housewares and other appliances, bedding and furniture, generators and hydraulic leveling systems, awnings, chairs, ladders, cleaning and maintenance products, bicycles, hitch towing, sanitation products, automotive electronics and lifestyle products.  Camping World’s stores are designed to provide one-stop shopping by combining broad product selection, technical assistance and on-site installation and repair services.  We strategically locate Camping World stores in areas where many RV owners live, along major Interstates, and/or in proximity to destinations frequented by RV users.

Camping World sources its products from approximately 1,100 vendors.  Camping World attends regional, national and international trade shows to determine what products will be offered.  The purchasing activities of Camping World are focused on RV parts and accessories, electronics, housewares, hardware, automotive, crafts, clothing, home furnishings, gifts, camping and sporting goods.  Camping World uses an automated “plan-o-gram” system to develop and maintain merchandising plans unique to each store and an inventory replenishment system for its operations to improve in-stock rates on key items.  Camping World believes that the volume of merchandise it purchases from domestic and international suppliers, and its ability to buy direct from manufacturers, enables it to obtain merchandise at costs which compare favorably to local RV dealers and retailers.  Camping World does not enter into material long-term contracts or commitments with its vendors.

The retail stores are periodically refreshed to enhance the customers’ shopping experience as well as to maximize merchandise offerings.  New products and services are introduced in order to keep pace with the advances of the RV industry and to address our customers’ needs.  Customers take advantage of the state-of-the art performance centers staffed with expert, in-house trained, RV technical consultants which are equipped with merchandise demonstrations to assist in educating customers about RV performance products.  Finally, store dress, promotional signage and directional signage are periodically refreshed to further enhance our customers’ shopping experience at Camping World’s stores.

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

Camping World has developed dealer partnerships across North America through which Camping World has established retail stores alongside or within existing RV dealerships.  This marketing strategy has provides an expanded number of customers with access to the vast array of products and services that we offer and generates traffic for our dealer partners.  Camping World has established 76 stores alongside or within RV dealerships.  Of the Camping World stores that are located alongside or within RV dealerships, 68 are located within dealerships indirectly owned or operated by FreedomRoads. FreedomRoads is indirectly owned and controlled by Stephen Adams, our Chairman.

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

During 2012, Camping World distributed 4.1 million high-quality, full-color catalogs, 3.4 million of which were mailed in six separate mailings, and the remaining 660,000 catalogs were distributed in stores, at campgrounds and other RV locations, and as package inserts.  During the same period, Camping World processed approximately 430,000 catalog orders with an average net order amount of $118, excluding postage and handling charges.  Camping World distributed six high-quality, full-color catalogs during 2012; the Master Catalog, plus the Early Spring, May, Summer, Late Summer and Fall catalogs.

Member Services - Media Segment

The Membership Services – Media segment funds its working capital needs through upfront fees paid for annual subscriptions and advertising revenues, in addition to consumer show exhibitor fee revenues and sponsorships paid in advance for their respective annual shows.  Revenues, segment profit/ (loss) and assets for the Retail segment are detailed in Note 15 – Segment Information in the Notes to the Consolidated Financial Statements.

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

The following chart sets forth the circulation and frequency of our publications:

	Average Circulation
	for the Year Ended	Number of Issues
	December 31,	Published
Publication	2012	Annually

PAID CIRCULATION MAGAZINES (1)
Camping Life (2)	78,688	3
MotorHome	127,043	12
Rider	133,989	12
SnowGoer	59,135	7
Trailer Life	202,168	12

CONTROLLED CIRCULATION- Business (3)
Boating Industry	23,096	11
Campground Management (4)	12,939	8
PowerSports Business	12,098	14
PowerSports Business Market Data Book	13,700	1

FREE DISTRIBUTION (5)
Thunder Press- North	24,905	12
Thunder Press- South	17,789	12
Thunder Press- West	28,463	12

ANNUALS
Good Sam RV Travel Guide & Campground Directory (1)	143,826	1
Trailer Life’s RV Buyers Guide	53,856	1
Towing Guides	332,680	1
Woodall’s Tenting Directory (6)	83,815	1

CLUB MAGAZINES (7)
Coast to Coast Magazine	45,494	4
Highways	1,230,062	5

(1) Paid circulation

(2) Merged into Trailer Life Magazine in June 2012

(3) Trade publication distributed to industry-specific groups.

(4) Magazine was sold in 2012. The last issue published by the Company was in August, 2012.

(5) Includes limited paid.

(6) Discontinued after 2012 issue.

(7) Limited to club members and promotional copies. The price is included in the membership fee.

Paid Circulation Magazines

Camping Life appeals to family-style campers and other outdoor enthusiasts with articles about destinations, products and activities to enhance their outdoor lifestyles.  This publication was merged into Trailer Life in June 2012.

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

Campground Management is the leading trade magazine for the campground industry.  This publication was sold June, 2012.

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

Annual Publications

Good Sam RV Travel Guide & Campground Directory  is an annually updated camping and RVing resource guide which provides comprehensive information on over 14,000 public and private campgrounds, Camping World locations, and approximately 750 select travel service and tourism locations in North America.  It is the official directory of the Good Sam Club and the premier source to find all the Good Sam discount locations. The directory is sold primarily to Good Sam members and RV enthusiasts via Camping World retail stores, e-commerce, bookstores, and at RV dealerships and campgrounds.

Trailer Life’s RV Buyers Guide, issued annually, features more than 500 listings with photos, floorplans and specifications on new RVs including travel trailers, fifth-wheel trailers, folding camping trailers, motorhomes and truck campers.  The publication is sold on newsstands and by mail order through magazine print and online advertisements. It is also distributed at all of the Company events and RV shows.

The Towing Guides are booklets dedicated to meeting the needs of all camping and boating enthusiasts that are towing a trailer.  These booklets serve as a step-by-step tutorial for newcomers and a refresher course for trailer-towing veterans intended to ensure that maximum enjoyment of their trailer by making informed decisions.

Woodall’s Tenting Directory is an annual directory distributed primarily through newsstands, which provides information on both government and privately-owned campgrounds and the outdoor activities and attractions that are available near them.

Club or Trade Magazines and Books

Each of our membership clubs has its own publication which provides information on club activities and events, feature stories and other articles.  We publish Highways for the Good Sam Club, and Coast to Coast Magazine for the Coast to Coast Club.

Consumer Shows

We also operate 26 consumer outdoor recreation shows at 23 venues in 19 cities, which are primarily RV, boat and sport shows.  These shows provide us with the opportunity to reach new customers and interact with them on a face-to-face basis.  Revenues are recognized primarily from the sale of exhibitor booth space and admission fees.  The total audience of RV, boating, powersports and outdoor recreation enthusiasts who attend these shows is approximately 250,000 annually.

Marketing

We market our club memberships and related products and services through direct mail, websites, e-mail, inserts, ride-alongs, space advertisements, promotional events, point of sale, member-get-a-member campaigns, and telemarketing.  Direct response marketing efforts account for approximately 55% of new enrollments with the remaining 45% derived from other sources.  Currently, our most widely used list database is our internal proprietary database.

Our Membership Services- Media segment solicits advertisements through an internal sales force and by paying commissions to advertising agencies and independent contractors who place advertisements. We believe that the targeted audience for each of our publications is an important factor in attracting advertisers, which include manufacturers of RVs and RV-related products, campground operators and large national RV dealerships as well as manufacturers of powersports vehicles and accessories.  Many advertisers are repeat customers with whom we have long-standing relationships.

We market our retail products through the strategic location of our Camping World stores in high traffic RV areas, in-store promotions, our websites, mail order catalogs, direct mail retail flyers, advertisements in national and regional industry publications, vendor co-op advertising programs, promotional events, direct mailings and personal solicitations and referrals. Camping World’s principal marketing strategy is to capitalize on its broad name recognition among RV owners.

The Internet has proved to be a significant, low-cost source for new club members, subscriptions and other ancillary product sales.  We maintain more than 40 websites, which are accessible through http://www.rv.net, and are experiencing significant growth.  Online sales increased 86.2% to $96.3 million for 2012 compared to 2011.

Operations

Our customer service operations are located in Denver, Colorado and Bowling Green, Kentucky. The primary focus of these groups is to improve our customers’ experience with our products and services and to maintain customer satisfaction with our company.  On average, these member service operations process approximately 3,800 telephone calls daily.  Approximately 75% of the calls into these centers originate from our catalog mailings or relate to membership acquisition and membership renewals. Customers can contact our customer service operations using toll-free numbers that we provide in our mailings.

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

Camping World’s management information systems and electronic data processing systems consist of an extensive range of retail, mail order, financial and merchandising systems, including purchasing, inventory distribution and logistics, sales reporting, accounts payable and merchandise management.  Camping World’s management information system includes point-of-sale registers that are equipped with bar code readers in each store.  These registers are polled nightly by a central computer.  With this point-of-sale information and the information from Camping World’s on-line distribution centers, Camping World compiles comprehensive data, including detailed sales volume and inventory information by product, merchandise transfers and receipts, special orders, supply orders and returns of product purchases to vendors.  In conjunction with its nightly polling, Camping World’s central computer sends price changes to registers at the point of sale.  The registers capture Good Sam member numbers and associated sales and references to specific promotional campaigns.  Management monitors the performance of each store and mail order operation to evaluate inventory levels, determine markdowns and analyze gross profit margins by product.

Regulation

Our operations are subject to varying degrees of federal, state and local regulation.  Specifically, our outbound telemarketing, direct mail, and Roadside Assistance, as well as certain safety, finance and security products and services provided by third parties, including insurance, RV financing, and extended warranty programs, are currently subject to certain regulation, and may be subject to increased regulation in the future.  We do not believe that such federal, state and local regulations currently have a material impact on our operations.  However, new regulatory efforts impacting our operations may be proposed from time to time at the federal, state and local level.  There can be no assurance that such regulatory efforts will not have a material adverse effect on our ability to operate our businesses or on our results of operations.

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

By offering significant membership benefits at a reasonable cost and actively marketing to club members, we believe that we have been able to maintain a loyal following for our membership organizations as evidenced by the retention rates of our membership clubs.  We also believe that we are able to use the large volume of purchases by our club members to secure attractive pricing for the products and services marketed by us, which also helps to maintain our loyal customer base.

Seasonality

Our cash flow is highest in the summer months due to the seasonal nature of the retail segment, membership renewals and advertising prepayments for the annual directories and guides.

Trademarks and Copyrights

We own a variety of registered trademarks and service marks for the names of our clubs, magazines and other publications.  For the Membership Services segment, a partial list of our trademarks and trademark renewal dates include:  (1) Good Sam Club (August 2013), (2) Coast to Coast (April 2020), and (3) Good Sam RV Emergency Road Service (September 2022).  For the Retail segment, our primary trademark is Camping World, which has a renewal date of February 2022.  For the Membership Services – Media segment, a partial list of our trademarks and trademark renewal dates include: (1) Trailer Life Campgrounds, RV Parks and Services Directory (June 2016), (2) Trailer Life (July 2018), and Motorhome (September 2018).  We also own the copyrights to certain articles in our publications.  We believe that our trademarks and copyrights have significant value and are important to our marketing efforts.

Employees

As of December 31, 2012, we had 1,621 full-time and 83 part-time or seasonal employees, consisting of 9 executives, 1,193 employees in retail operations, 355 employees in administrative and club operations, 98 employees in publishing and advertising sales, 5 employees in resort services and 44 employees in marketing.  No employees are covered by a collective bargaining agreement.  We believe that our employee relations are good.

Available Information

Our website, Campingworld.com, includes free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after we voluntarily file such material with, or furnish it to, the SEC.

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

In general, our sales from our membership clubs, retail and catalog operations and publications result from discretionary spending by our consumers, and discretionary spending is particularly vulnerable to declines in disposable income and actual or perceived unfavorable economic conditions.  Our business, therefore, is sensitive to general economic conditions affecting the willingness of consumers to purchase club memberships and related products and services and of advertisers to place advertisements in our publications.  Economic slowdown may negatively impact consumer confidence, consumer spending and, consequently, our business.  For example, our 2009 total revenue experienced a 10.3% drop from 2008, and our 2010 total revenue experienced a 0.2% drop from 2009 primarily as a result of the recession.  In particular, during the gasoline shortages and resulting price increases in 1973, 1980 and 1990, there was a reduction in advertising revenues in our publications.

In addition, the success of the membership club portion of our business depends on our members’ use of certain RV sites and/or the purchase of goods through participating merchants.  If the economy slows, our members may perceive that they have less disposable income to permit them to pursue leisure activities.  As a consequence, they may travel less frequently, spend less when they travel and use the benefits of their club memberships less often, if at all.  Any decline in program usage would hurt our business.  Furthermore, the products and services we market compete with similar products, services, publications and retail businesses offered by other providers.  Increased competition from these and other sources could require us to respond to competitive pressures by establishing pricing, marketing and other programs or seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain. In addition, declines in the national economy could cause some of the merchants who participate in our programs to go out of business.  It is likely that, should the number of merchants entering bankruptcy rise, the number of uncollectible accounts would also rise.  This would have an adverse effect on our business and financial results.

We are subject to varying degrees of federal, state and local regulations which may affect our operations and costs of doing business.

Our operations are subject to varying degrees of federal, state and local regulation, including our outbound telemarketing, direct mail, roadside assistance programs, and insurance activities.  New regulatory efforts may be proposed from time to time that have an adverse effect on our ability to operate our businesses or our results of operations.  For example, a principal source of leads for our direct response marketing efforts was new vehicle registrations provided by motor vehicle departments in various states.  Currently, all states restrict access to motor vehicle registration information.

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

The price of paper is a significant expense relating to our publications and direct mail solicitations.  Postage for publication distribution and direct mail solicitations is also a significant expense. In addition, shipping costs are a significant expense for our business.  In 2012, we spent $26.6 million on paper, postage and shipping costs, which was approximately 8.5% of total costs applicable to revenues.  Paper, postage and shipping costs have increased in the past and may be expected to increase in the future. Such increases could have an adverse effect on our business if we are unable to pass them on to our customers.

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

We are a wholly-owned subsidiary of Affinity Group Holding, LLC (or the “Parent”) which also converted to a limited liability company on March 2, 2011, and 90% of which is indirectly owned by AGI Holding

Corp. (“AGHC”), a privately held company.  Stephen Adams, our Chairman, indirectly beneficially owns 100% of the outstanding shares of AGHC.  Accordingly, Mr. Adams will be able to elect our board of directors and to control matters submitted to the vote of our members.  In addition, Mr. Adams has numerous other business interests including FreedomRoads Holding Company, LLC (“FreedomRoads”), which is also indirectly owned 100% by AGHC.  We and our Camping World subsidiary are parties to a long term Cooperative Resources Agreement with FreedomRoads pursuant to which, among other things, each party shares certain data with the other and each agrees to market and advertise certain aspects of the other’s businesses.  Pursuant to an amendment and restatement of such agreement in October 2010, FreedomRoads has, since the quarter ended December 31, 2010, and will continue to pay us a licensing fee for the use of the Camping World name.  Payments under such agreement are expected to aggregate $3.7 million annually; however, there can be no assurance that, in the future, FreedomRoads will have the funds available to satisfy its obligations under such agreement or that in the event of a breach or default by FreedomRoads of its obligations under the agreement, we would be able to recover any damages or losses.  See “Certain Relationships and Related Transactions—FreedomRoads Cooperative Resources Agreement.”

Since January 2011, Marcus Lemonis has been President and Chief Executive Officer of the Company.  In addition, he also serves as Chief Executive Officer and President of FreedomRoads, and our Camping World subsidiary.  Certain other officers and key employees of the Company are also officers or employees of FreedomRoads.  Certain executive officers of the Company, including Messrs. Adams, Lemonis, Wolfe and Moody, are also officers of one or more of the holding companies between our immediate parent, AGHI, and AGHC.  Certain of our directors, including Messrs. Adams and Baltins, are also directors of one or more of the holding companies between our immediate parent, AGHI, and AGHC.  With some of our executive officers or directors holding these positions with different entities, transactions may occur in the future between us and FreedomRoads or other companies which could give rise to a conflict of interest on the part of such officers or directors.

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

We lease all of the real properties where we have operations, including 93 Camping World store retail locations in 32 states and our two distribution centers.  Our real property leases generally provide for fixed monthly rentals with annual escalation clauses.  There can also be no assurance that we will be able to maintain our existing store locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms.  If we cannot maintain our existing store locations, extend the leases or locate alternative sites on favorable or acceptable terms, our business, results of operations and financial condition could be adversely affected.

Dealerships controlled by subsidiaries of FreedomRoads share facilities with many of our Camping World stores.  As of December 31, 2012, the Company leased 55 properties from FreedomRoads and sub-leased three properties to FreedomRoads, and Camping World was a joint tenant with FreedomRoads under 11 leases.  There can also be no assurance that FreedomRoads will continue to sell RVs at Camping World retail locations or other locations affiliated with us or our restricted subsidiaries, the result of which could have an adverse effect on our business operations and/or financial condition.

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

We maintain a database with information about our approximately 1.3 million club members and a proprietary database of our approximately ten million customers, which includes information such as order frequency, size of order, date of most recent order and type of merchandise purchased.  We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential customer information, such as customer’s payment cards and personal information.  There can be no assurance that our efforts to protect customer and confidential information will be successful.  If any compromise of our information security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition and may increase the costs we incur to protect against such information security breaches or subject us to fines, penalties or litigation.

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

We have a significant amount of debt, which requires significant interest payments.  As of December 31, 2012, we had approximately $332.5 million of total debt outstanding, net of original issue discount, of which $325.6 million (without deduction for original issue discount in connection with the issuance of the Senior Secured Notes) consisted of our 11.5% senior secured noted due 2016 (“Senior Secured Notes”) and $11.9 million was owed by Camping World and its subsidiaries under the Camping World credit facility (the “CW Credit Facility”).  In addition, we had additional borrowing availability of $7.8 million under the CW Credit Facility.  The Senior Secured Notes are secured by substantially all of our assets and the CW Credit Facility is secured by the assets of Camping World and its subsidiaries.

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

In addition, if we are unable to meet our debt service obligations under the Senior Secured Notes, including with respect to excess cash flow offers on the Senior Secured Notes or under the CW Credit Facility, the holders of our debt would have the right, following a cure period, to cause the entire principal amount of the indebtedness to become immediately due and payable.  If the amounts outstanding under any of our debt instruments are accelerated, there can be no assurance that our assets will be sufficient to repay in full the money owed to our debt holders.

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

These restrictions may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.  We may also incur future debt obligations, including any future credit facilities permitted under the Senior Secured Notes Indenture in replacement of the CW Credit Facility, which might subject us to additional restrictive covenants that could affect our financial and operational flexibility. There can be no assurance that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default under the agreements governing our indebtedness, including the Senior Secured Notes Indenture, the CW Credit Facility and any future credit facilities. An event of default under our debt agreements could permit our lenders or other debt holders to declare all amounts borrowed from them to become due and payable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

We lease all of the real properties where we have operations.  Our real property leases generally provide for fixed monthly rentals with annual escalation clauses.  The table below sets forth certain information concerning our offices and distribution facilities and the lease expiration date includes all stated option periods.

	Square Feet	Acres	Lease Expiration
Office Facilities:
Denver, CO (Membership Services customer service, warehousing fulfillment, and information system functions)	60,000		2039
Bowling Green, KY (Retail administrative headquarters and mail order operations)	31,278		2039
Chesterfield, VA (Membership Services - Media sales office)	5,900		2013
Plymouth, MN (Membership Services - Media headquarters)	15,871		2021
Retail Distribution Centers:
Bakersfield, California	164,747	14.827	2037
Franklin, Kentucky	250,000	33.000	2035

We also lease 93 retail locations, in 32 states, where we operate our Camping World retail operations.  These stores range in size from approximately 10,000 to 64,000 square feet.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising in the normal course of business operations.  We are not party to any pending legal proceedings that we believe are material to our business or financial condition.

ITEM 4:  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company is a wholly-owned subsidiary of Affinity Group Holding, LLC.  There is no established public trading market for our membership units.  There have not been any sales or repurchases of our common equity during the last two fiscal years.

ITEM 6:  SELECTED FINANCIAL DATA

The selected financial data of our Company for each of the five years ended December 31 are derived from our audited consolidated financial statements.  This information is only a summary and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Comprehensive Income (Loss),” and our consolidated financial statements and the Notes thereto included herein.

	Year ended
	(dollars in thousands)
Statement of Operations Data:	2012	2011	2010	2009	2008
REVENUES:
Membership services	$153,788	$147,806	$146,274	$142,147	$152,643
Retail	325,774	282,366	270,551	270,573	291,070
Membership services - media	39,180	51,232	53,844	59,061	82,424
	518,742	481,404	470,669	471,781	526,137

COSTS APPLICABLE TO REVENUES:
Membership services	86,525	81,521	85,211	84,826	90,758
Retail	201,699	167,431	157,574	164,510	170,911
Membership services - media	26,598	39,803	40,584	46,079	61,126
	314,822	288,755	283,369	295,415	322,795

GROSS PROFIT	203,920	192,649	187,300	176,366	203,342

OPERATING EXPENSES:
Selling, general and administrative	141,427	130,845	126,577	128,917	142,757
Goodwill impairment	-	-	-	46,884	47,601
Impairment of investment in affiliate	-	-	-	-	81,005
Financing expense (recovery)	-	(19)	14,364	2,607	-
Depreciation and amortization	14,457	16,512	18,536	21,076	19,798
	155,884	147,338	159,477	199,484	291,161

INCOME (LOSS) FROM OPERATIONS	48,036	45,311	27,823	(23,118)	(87,819)

NON-OPERATING ITEMS:
Interest expense, net	(42,946)	(44,671)	(38,732)	(30,356)	(23,649)
Gain (loss) on derivative instrument (1)	3,871	3,899	(6,680)	745	(2,394)
Gain (loss) on debt restructure	-	-	(2,678)	4,678	-
Loss on debt repayment	(440)	-	-	-	-
Gain (loss) on sale of assets	1,171	632	1	(604)	(321)
Other non-operating expense, net	-	-	-	(659)	(2)
	(38,344)	(40,140)	(48,089)	(26,196)	(26,366)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	9,692	5,171	(20,266)	(49,314)	(114,185)

INCOME TAX (EXPENSE) BENEFIT	(317)	(1,264)	1,493	10,366	2,213

NET INCOME (LOSS)	9,375	3,907	(18,773)	(38,948)	(111,972)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on interest rate swap	-	-	191	(3,337)	(5,632)
Gain on interest rate swap reclassified into earnings	-	-	6,809	-	-

COMPREHENSIVE INCOME (LOSS)	$9,375	$3,907	$(11,773)	$(3,337)	$(5,632)

SELECTED FINANCIAL DATA (continued)

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008

Balance Sheet Data (at period end):
Working capital (deficiency)	$16,163	$5,601	$10,644	$(7,609)	$(10,494)
Total assets	230,361	222,963	222,018	221,569	294,352
Deferred revenues and gains (2)	88,899	85,849	90,389	96,335	96,424
Total debt	332,470	337,450	332,231	278,414	292,146
Total stockholders’ deficit	(243,796)	(253,796)	(252,173)	(221,525)	(186,514)

(1) The 2012 and 2011 gain on derivative instrument was due to the change in value of the $100.0 million and $20.0 million interest rate swap agreements. The 2010 loss on derivative instrument was due to the $100.0 million and $20.0 million interest rate swap agreements no longer meeting the requirements for hedge accounting as the Company replaced its variable rate debt with fixed rate debt on December 1, 2010 and reclassed the amounts recorded in Other Comprehensive Loss to earnings.  The 2009 gain on derivative instrument is due to the change in value of the $35.0 million interest rate swap agreement effective April 30, 2008, and $20.0 million of the $100.0 million interest rate swap agreement effective October 15, 2007.  The 2008 loss on derivative instrument relates solely to the change in value of the $35.0 million interest rate swap.  Both interest rate swap agreements expired on October 31, 2012.

(2) Deferred revenues represent cash received by us in advance of the recognition of revenues in accordance with accounting principles generally accepted in the United States.  Deferred revenues primarily reflect club membership dues, annual roadside assistance fees, advances on third party credit card fee revenues and publication subscriptions.  These revenues are recognized at the time the goods or services are provided or over the membership period, which averages approximately 15 months.  The deferred revenue balance for 2012, 2011, 2010, 2009 and 2008 also include deferred gains of $7.0 million, $7.5 million, $7.9 million, $8.4 million and $8.9 million, respectively, from the real estate sale-leaseback transactions which occurred in December 2001.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Comprehensive Income (Loss)

The following tables set forth the components of the statements of operations for the years ended December 31, 2012, 2011, and 2010 as a percentage of total revenues, and the comparison of those components from period to period.  The following discussion is based on our Consolidated Financial Statements included elsewhere herein.  Our revenues are derived principally from membership services, including club membership dues and marketing fees paid to us for services provided by third parties, from publications, including subscriptions and advertising, and from retail sales.

	Percentage of						Percentage Increase/
	Total Revenues						(Decrease)

							Year 2012		Year 2011
	2012		2011		2010		over 2011		over 2010

REVENUES:
Membership services	29.6%		30.7%		31.1%		4.0%		1.0%
Retail	62.8%		58.7%		57.5%		15.4%		4.4%
Membership services - media	7.6%		10.6%		11.4%		(23.5%	)	(4.9%	)
	100.0%		100.0%		100.0%		7.8%		2.3%

COSTS APPLICABLE TO REVENUES:
Membership services	16.7%		16.9%		18.1%		6.1%		(4.3%	)
Retail	38.9%		34.8%		33.5%		20.5%		6.3%
Membership services - media	5.1%		8.3%		8.6%		(33.2%	)	(1.9%	)
	60.7%		60.0%		60.2%		9.0%		1.9%

GROSS PROFIT	39.3%		40.0%		39.8%		5.9%		2.9%

OPERATING EXPENSES:
Selling, general and administrative	27.2%		27.2%		26.9%		8.1%		3.4%
Financing expense (recovery)	-		-		3.1%		(100.0%	)	(100.1%	)
Depreciation and amortization	2.8%		3.4%		3.9%		(12.4%	)	(10.9%	)
	30.0%		30.6%		33.9%		5.8%		(7.6%	)

INCOME FROM OPERATIONS	9.3%		9.4%		5.9%		6.0%		62.9%

NON-OPERATING ITEMS:
Interest income	0.2%		0.1%		0.1%		55.1%		10.2%
Interest expense	(8.3%	)	(9.4%	)	(8.3%	)	(3.1%	)	15.3%
Gain (loss) on derivative instrument	0.7%		0.8%		(1.4%	)	(0.7%	)	(158.4%	)
Loss on debt restructure	-		-		(0.6%	)	-		(100.0%	)
Loss on debt repayment	(0.1%	)	-		-		(100.0%	)	-
Gain on sale of assets	0.2%		0.2%		-		85.3%		nm
	(7.3%	)	(8.3%	)	(10.2%	)	(4.5%	)	(16.5%	)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	2.0%		1.1%		(4.3%	)	87.4%		(125.5%	)

INCOME TAX (EXPENSE) BENEFIT	(0.2%	)	(0.3%	)	0.3%		(74.9%	)	(184.7%	)

NET INCOME (LOSS)	1.8%		0.8%		(4.0%	)	140.0%		(120.8%	)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on interest rate swap	-		-		-		-		(100.0%	)
Gain on interest rate swap reclassified into earnings	-		-		1.4%		-		(100.0%	)

COMPREHENSIVE INCOME (LOSS)	1.8%		0.8%		(2.5%	)	140.0%		(133.2%	)

Year Ended December 31, 2012 compared with Year Ended December 31, 2011

Revenues

Revenues of $518.7 million for 2012 increased by $37.3 million, or 7.8%, from 2011.

Membership Services revenues for 2012 of $153.8 million increased $6.0 million, or 4.0%, from 2011.  This revenue increase was largely attributable to a $6.2 million increase in extended vehicle warranty program revenue due to contract price increases and the development of additional programs, a $1.6 million increase in roadside assistance revenue, a $2.4 million increase in member events revenue due to two additional annual member rallies, and a $0.6 million increase in marketing fee revenue from health and life insurance products.  These increases were partially offset by a $3.3 million decrease in revenue primarily as a result of merging the President’s Club into the Good Sam Club, an $0.8 million decrease in the Coast to Coast and Golf Card Club revenue due to decreased membership and the sale of the Golf Card Club in March 2012, and a $0.7 million decrease in other club revenue.

Retail revenues of $325.8 million for 2012 increased $43.4 million, or 15.4%, from 2011.  Store merchandise sales increased $34.2 million from 2011 due to a same store sales increase of $19.3 million, or 9.9%, (compared to a 1.1% decrease in same store sales for 2011 versus 2010), and a $17.3 million revenue increase from the opening of seventeen new stores over the past twenty-four months, partially offset by decreased revenue from discontinued stores of $2.4 million.  Three stores were closed in the last twenty-four months in order to reduce fixed operating costs and to consolidate operations within the respective trade areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order and internet sales increased $14.4 million primarily due to increases in selling expense for direct channel advertising and search engine marketing, supplies and other sales decreased $1.3 million, and installation and service fees decreased $3.9 million.

Membership Services - Media revenues of $39.2 million for 2012 decreased $12.1 million, or 23.5%, from 2011.  This decrease was primarily attributable to a $3.9 million revenue reduction resulting from the sale or closure of non-core media businesses in 2011, a $1.6 million reduction in circulation and advertising magazine revenue, a $1.1 million reduction in consumer show revenue resulting from reduced sponsorship revenue and 3 fewer shows produced, and a $5.5 million reduction in annual directory revenues due to combining two annual directories in order to create an upgraded product with reduced brand confusion, reduced direct mail marketing and phase out the unprofitable CD/DVD version.

Costs Applicable to Revenues

Costs applicable to revenues totaled $314.8 million, an increase of $26.1 million, or 9.0%, from the comparable period in 2011.

Membership Services costs applicable to revenues of $86.5 million increased $5.0 million, or 6.1%, from 2011.  This increase consisted of a $4.9 million increase in marketing and program costs for extended vehicle warranty programs, a $3.4 million increase due to two additional annual member rallies, a $3.2 million increase in roadside assistance marketing and program costs, and a $1.3 million increase in costs associated with the vehicle insurance programs.  These increases were partially offset by a $5.5 million program and marketing cost decrease primarily attributable to merging the President’s Club into the Good Sam Club, a $1.3 million reduction in other club costs, and a $1.0 million expense reduction from the Coast to Coast and Golf Card clubs.

Retail costs applicable to revenues increased $34.3 million, or 20.5%, to $201.7 million.  The retail gross profit margin of 38.1% for 2012 decreased from 40.7% for 2011 primarily due to decreased installation and service fees, incremental merchandise discounts and markdowns to drive traffic in order to expand the base of customers available to promote our higher margin Membership Services products and services, and, to a lesser extent, increased shipping and freight-in costs.

Membership Services - Media costs applicable to revenues of $26.6 million for 2012 decreased $13.2 million, or 33.2%, from 2011 due to a $4.7 million decrease from the sale or closure of non-core media businesses in 2011, a $4.1 million reduction from combining our two annual campground directories, a $2.0 million decrease in wage-related costs within ongoing businesses primarily due to headcount reductions, a $1.3 million reduction in magazine costs mostly related to reduced magazine sizes within the outdoor powersports group, and a $1.1 million reduction from consumer show costs due to three fewer shows produced.

Operating Expenses

Selling, general and administrative expenses of $141.4 million for 2012 increased $10.6 million compared to 2011.  This increase was primarily due to a $10.2 million increase in retail selling, general and administrative expenses primarily related to increased retail labor, travel and training associated with new store openings, an incremental $2.1 million to promote the Good Sam brand, and $0.9 million of legal expenses, including the establishment of a settlement reserve.  These selling, general and administrative expense increases were partially offset by a $1.6 million reduction in wage-related expenses and a $1.0 million reduction in other general and administrative expenses.

Depreciation and amortization expense of $14.5 million in 2012 decreased $2.1 million from the prior year primarily due to reduced capital expenditures in prior years, and completed amortization of customer lists related to consumer show purchases and retail non-compete agreements.

Income from Operations

Income from operations for 2012 totaled $48.0 million compared to $45.3 million for 2011.  This $2.7 million increase was primarily the result of an increase in gross profit for the Retail, Membership Services – Media and Membership Services segments of $9.1 million, $1.1 million and $1.0 million, respectively, partially offset by an $8.5 million increase in operating expenses.

Non-Operating Items

Non-operating expenses of $38.3 million for 2012 decreased $1.8 million compared to 2011 due to a $1.7 million decrease in net interest expense, and an incremental $0.5 million gain on sale of assets primarily due to the sale of Golf Card Club and consumer shows in 2012, partially offset by the sale of Powerboat Magazine in 2011 and a $0.4 million loss on debt extinguishment in 2012.

Income before Income Tax

Income from operations before income tax for 2012 was $9.7 million, compared to approximately $5.2 million for 2011.  This $4.5 million increase was attributable to the $2.7 million increase in income from operations, and the decrease in non-operating items of $1.8 million discussed above.

Income Tax Expense

The Company recorded an income tax expense of $0.3 million for 2012, compared to $1.3 million for 2011.  This change was primarily the result of a decrease in the Company’s taxable income, before the use of net operating loss carryforwards, and the recognition of the related current tax expense in 2012 and 2011 for federal alternative minimum tax and state income taxes.

Net Income

Net income for 2012 was $9.4 million compared to a $3.9 million for 2011 mainly due to the reasons discussed above.

Segment Profit

The Company’s three principal lines of business are Membership Services, Retail, and Membership Services - Media.  The Membership Services segment currently operates the Good Sam Club, the Coast to Coast Club and assorted membership products and services for RV owners, campers and outdoor vacationers.  The Golf Card Club was sold in March 2012.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through Camping World retail supercenters and mail order catalogs.  The Membership Services - Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines.  In addition, the Membership Services - Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

Membership Services segment profit of $59.6 million for 2012 increased $1.2 million, or 2.0%, from the comparable period in 2011.  This increase was attributable to a $2.2 million segment profit increase from the Good Sam Club primarily due to cost savings resulting from merging the President’s Club into the Good Sam Club on January 1, 2012, a $1.1 million reduction in overhead costs, a $1.0 million profit increase from extended warranty program products, an $0.8 million increase from health insurance and credit card products, a $0.7 million decrease in other club costs, a $0.5 million increase from the Coast to Coast Club, and a $0.5 million gain on sale of Golf Card Club.  These segment profit increases were partially offset by a $2.3 million decrease in segment profit from vehicle insurance products, $2.2 million decrease from the roadside assistance programs due to increases in marketing expenses and claims costs, and a $1.1 million decrease in segment profit from member events.

Retail segment loss of $0.3 million for 2012 decreased from a segment profit of $2.2 million in 2011.  This reduction in segment profit of approximately $2.4 million was the result of a $10.2 million increase in selling, general and administrative expenses and a $0.3 million increase in interest expense from 2011, partially offset by a $7.0 million increase in gross profit margin, and a $1.1 million reduction in depreciation and amortization expense.

Membership Services – Media segment profit of $7.3 million for 2012 increased $2.5 million, or 52.3%, from 2011.  This increase was due to a $1.2 million increase in segment profit from the annual directories primarily due to combining directories and reduced direct mail quantities, an $0.8 million increase in segment profit from the sale or closure of non-core media businesses in 2011, $0.6 million of reduced overhead costs, and a $0.6 million increase in segment profit from the consumer shows group, partially offset by decreased segment profit of $0.7 million from the outdoor powersports publications.

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

Retail revenues of $282.4 million for 2011 increased $11.8 million, or 4.4%, from 2010.  Store merchandise sales decreased $0.7 million from 2010 due to a same store sales decrease of $2.1 million, or 1.1%, (compared to a 0.5% decrease in same store sales for 2010 versus 2009), and decreased revenue from discontinued stores of $1.4 million, partially offset by a $2.8 million revenue increase from the opening of six new stores during 2011 and 2010.  Two stores were closed in 2011 and 2010 in order to reduce fixed operating costs and to consolidate operations within the respective trade areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order and internet sales increased $10.6 million, supplies and other sales increased $1.8 million, and installation and service fees increased $0.1 million.

Membership Services - Media revenues of $51.2 million for 2011 decreased $2.6 million, or 4.9%, from 2010.  This decrease was primarily attributable to a $3.5 million revenue reduction related to the sale of five publication businesses in 2011 (RV Business magazine in March 2011, Powerboat magazine in May 2011, Trailer Boats magazine in May 2011, guest services campground guides in June 2011, and ATV Magazine in October 2011).  In addition, two fewer issues of motorcycle magazines were published in 2011, resulting in reduced revenue of $0.4 million, and other conferences and internet revenue decreased by $0.4 million.  These decreases were partially offset by a $1.2 million increase in corporate sponsorships in the consumer shows group, and a $0.5 million increase in annual directory revenue.

Costs Applicable to Revenues

Costs applicable to revenues totaled $288.8 million, an increase of $5.4 million, or 1.9%, from the comparable period in 2010.

Membership Services costs applicable to revenues of $81.5 million decreased $3.7 million, or 4.3%, from 2010.  This decrease consisted of a $4.7 million decrease in roadside assistance costs primarily due to lower average claim costs, a $0.9 million reduction the dealer program marketing, a $0.7 million reduction in other ancillary product costs, a $0.4 million reduction in overhead costs, and a net $0.2 million reduction in wage-related costs ($0.7 million of wage savings partially offset by $0.5 million of severance expense), partially offset by a $2.2 million increase in extended vehicle warranty program costs relating to increased revenue from those programs, and incremental Good Sam Club sponsorship fees and member publication costs of $1.0 million.

Retail costs applicable to revenues increased $9.9 million, or 6.3%, to $167.4 million.  The retail gross profit margin of 40.7% for 2011 decreased from 41.8% for 2010 primarily due to an increase in merchandise markdowns in order to drive increased retail traffic to provide greater opportunity to sell Good Sam memberships and other membership services to customers at retail stores.

Membership Services - Media costs applicable to revenues of $39.8 million for 2011 decreased $0.8 million, or 1.9%, from 2010 due to a $1.7 million expense reduction from the sale of five publication businesses in 2011, and a net $0.5 million reduction in wage-related costs (consisting of $1.1 million in wage savings partially offset by $0.6 million of severance expense), partially offset by a $0.9 million increase in annual directory costs and $0.5 million of incremental promotional costs related to the book division.

Operating Expenses

Selling, general and administrative expenses of $130.8 million for 2011 increased $4.3 million compared to 2010.  This increase was due to a $5.0 million increase in retail selling, general and administrative expenses, primarily related to increased advertising and other selling expenses, $2.0 million of incremental wage-related expense, consisting of $1.2 million of severance and $0.8 million of other wage-related expense, and a $1.0 million reimbursement of legal expenses in 2010 related to the collection of a prior favorable judgment.  These increases were partially offset by a $3.1 million decrease in deferred executive compensation under the deferred compensation agreements, and a $0.6 million decrease in professional fees.

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

Income from Operations

Income from operations for 2011 totaled $45.3 million compared to $27.8 million for 2010.  This $17.5 million increase was primarily the result of decreased financing expense of $14.4 million, decreased deferred executive compensation expense of $3.1 million, and increased gross profit for Membership Services and Retail segments of $5.2 million and $1.9 million, respectively.  These favorable changes were partially offset by increased other operating expenses of $5.3 million and reduced gross profit of $1.8 million for the Membership Services - Media segment.

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

Segment Profit (Loss)

The Company’s three principal lines of business are Membership Services, Retail, and Membership Services - Media.  The Membership Services segment operated the Good Sam Club, the Coast to Coast Club, the President’s Club, the Camp Club USA and assorted membership products and services for RV owners, campers and outdoor vacationers, and the Golf Card Club for golf enthusiasts.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Membership Services - Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, directories, and RV and powersports industry trade magazines.  In addition, the Membership Services - Media segment operates consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items.

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business required different technology, management expertise and marketing strategies.

Membership services segment profit of $58.4 million for 2011 increased $4.5 million, or 8.4%, from the comparable period in 2010.  This increase was largely attributable to a $4.2 million increase in segment profit from roadside assistance programs, $2.8 million of incremental license fees received from FreedomRoads, and a $2.1 million increase in segment profit from the extended vehicle warranty programs.  These increases were partially offset by a $3.4 million reduction in vehicle insurance program profit primarily relating to the $2.5 million fee received in 2010 as a result of waiving our right of first refusal regarding the sale of a third party partner, a $0.6 million profit reduction in the Coast and Golf Card Clubs relating to reduced membership, and a $0.6 million reduction in member events segment profit.

Retail segment profit of $2.2 million for 2011 decreased $0.7 million, or 25.7%, from 2010.  This decrease was the result of a $4.9 million increase in selling, general and administrative expenses, partially offset by a $1.1 million reduction in depreciation and amortization expense, a $2.7 million increase in gross profit margin, and a $0.4 million reduction in financing expense from 2010.

Membership Services - Media segment profit of $4.8 million for 2011 decreased $0.2 million, or 4.2%, from 2010.  This decrease was due to $0.6 million of reduced segment profit in the RV magazine group primarily related to severance costs, and $0.5 million of reduced segment profit in the annual directories, partially offset by increased segment profit from the consumer shows group of $0.9 million.

Liquidity and Capital Resources

We had working capital of $16.2 million, $5.6 million and $10.6 million, respectively, as of December 31, 2012, 2011 and 2010.  The primary reason for the low levels of working capital is the deferred revenue and gains reported under current liabilities of $54.6 million, $54.9 million and $56.6 million as of December 31, 2012, 2011 and 2010, respectively, which reduce working capital.  Deferred revenue is primarily comprised of cash collected for club memberships in advance of services to be provided which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings and finance our working capital needs.

Contractual Obligations and Commercial Commitments

The following table summarizes our commitments to make long-term debt, lease commitments, deferred compensation payable and letter of credit commitments at December 31, 2012.  This table includes principal and future interest due under our debt agreements based on interest rates as of December 31, 2012 and assumes debt obligations will be held to maturity.

	Payments Due by Period (in thousands)
	Total	2013	2014	2015	2016	2017	Thereafter

Debt and future interest	$ 478,887	$ 47,325	$ 57,910	$ 44,614	$ 329,038	$ -	$ -
Operating lease obligations	224,510	23,938	22,985	21,564	18,432	15,652	121,939
Deferred compensation	1,264	1,021	243	-	-	-	-
Standby letters of credit	5,286	5,286	-	-	-	-	-

Grand total	$ 709,947	$ 77,570	$ 81,138	$ 66,178	$ 347,470	$ 15,652	$ 121,939

11.50% Senior Secured Notes due 2016

On November 30, 2010, the Company issued $333.0 million of 11.5% senior secured notes due 2016 (the “Senior Secured Notes”) at an original issue discount of 2.1%.  Interest on the Senior Secured Notes is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of our outstanding 9% senior subordinated notes due 2012 (the “GSE Senior Notes”) in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under our then senior secured credit facility (the “2010 Senior Credit Facility”) in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to our direct parent, Affinity Group Holding, LLC, (“Parent”), to enable Parent, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of December 31, 2012, an aggregate of $325.6 million of Senior Secured Notes remain outstanding.

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

Subject to certain conditions, the Company is required to offer to redeem Senior Secured Notes at 101% of principal amount tendered for redemption in an aggregate amount of the Excess Cash Flow Amount (as defined in the indenture governing the Senior Secured Notes (the “Senior Secured Indenture”)) for the respective period.  For the calendar year ended December 31, 2011, the Excess Cash Flow Amount was calculated as the greater of $7.5 million or 75% of the Excess Cash Flow (as defined in the Senior Secured Notes Indenture).  For each six month period ending on June 30 beginning June 30, 2012, the minimum Excess Cash Flow Amount is $5.0 million if the then outstanding aggregate principal amount of the Senior Secured Notes exceeds $233.0 million or $1.0 million if the then outstanding aggregate principal amount of the Senior Secured Notes is $233.0 million or less (such amount called the “Minimum Excess Cash Flow”).  For the calendar years commencing with the calendar year ended December 31, 2012, the Excess Cash Flow Amount is the greater of (i) the Minimum Excess Cash Flow Amount, or (ii) (x) 75% of Excess Cash Flow for such annual period, minus (y) the Minimum Excess Cash Flow Amount for the immediately preceding six months period ending on June 30.

On February 27, 2012, the Company completed an excess cash flow offer to purchase $7.4 million in principal amount of the Company’s outstanding Senior Secured Notes.  The Senior Secured Notes were purchased by the Company and retired on February 27, 2012.  On July 31, 2012, the Company completed an excess cash flow offer to purchase up to $4.95 million in principal amount of the Company’s Senior Secured Notes and $4,000 were tendered and were retired on August 7, 2012.  The Excess Cash Flow Offer for the year ended December 31, 2012 is for $4.95 million.  The offer was presented to holders of record as of March 12, 2013 and shall expire on April 10, 2013.

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

The CW Credit Facility

On March 1, 2010, our wholly-owned subsidiary, Camping World, Inc. entered into the CW Credit Facility providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility initially matured on the earlier of March 1, 2013, 60 days prior to the date of maturity of the 2010 Senior Credit Facility, or 120 days prior to the earlier date of maturity of the Senior Secured Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floated at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  On December 30, 2010, the CW Credit Facility was amended to extend the maturity to September 1, 2014, to decrease the interest rate margin to 2.75%, to remove the 1% LIBOR floor, to increase the revolving loan commitment amount from $12.0 million to $20.0 million, with a $5.0 million sublimit for letters of credit, and to decrease the letters of credit commitment from $10.0 million to $5.0 million.  On April 23, 2012, the Company amended the CW Credit Facility to (a) increase borrowing availability by reducing the collateral availability block from $5.0 million to $2.5 million from October 1st of each year through the last day of February of the immediately following year, (b) eliminate any restrictions on the number of new store openings during the year, and (c) increase the interest rate margin from 2.75% to 3.25%.  On July 23, 2012, Camping World amended the CW Credit Facility to provide that capital expenditures may be incurred in excess of $5.0 million if during such fiscal year (a) the holders of Camping World’s equity interest make a cash common equity contribution to Camping World in an amount at least equal to such excess, or (b) Camping World or their subsidiaries receive proceeds from asset sales (other than inventory sold in the ordinary course of business) in an amount at least equal to such excess.  As of December 31, 2012, the Company made equity contributions totaling $3.8 million to Camping World to enable additional capital expenditures above $5.0 million.

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  As of December 31, 2012, the average interest rate on the CW Credit Facility was 3.464%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company entered into the Intercreditor Agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.  As of December 31, 2012, $11.9 million of CW Credit Facility remains outstanding and $5.3 million of letters of credit were issued.

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at December 31, 2012.

On March 1, 2013, the Company received the requisite consents from noteholders of the Senior Secured Notes to amend the Indenture relating to the Senior Secured Notes outstanding and the Company’s Intercreditor Agreement to allow the CW Credit Facility to increase from $25.0 million to $35.0 million.  An aggregate fee in the amount of $0.3 million was paid to the consenting noteholders.  Consequently, Camping World, Inc. amended its agreement with the current lender of the CW Credit Facility to increase the facility to $35.0 million, reduce the interest rate margin to 2.50%, and extend the maturity to the earlier of March 1, 2018 or 180 days prior to the maturity of the Senior Secured Notes or any notes issued or exchanged to refinance the Senior Secured Notes.

Interest Rate Swap Agreements

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it received periodic payments at the 3 month LIBOR-based variable rate and made periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expired on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it received periodic payments at the 3 month LIBOR-based variable rate and made periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap expired on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of variable interest rates on the Company’s floating rate debt.  The interest rate swap agreements were originally designated as cash flow hedges of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, the effective portion of gains and losses on the fair value of the interest rate swap agreements were previously reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.

On June 11, 2009, the Company partially terminated the $35.0 million interest rate swap, subject to a partial termination fee of $0.6 million which was expensed.  The notional amount was reduced to $20.0 million.  All other terms of the interest rate swap agreement remained unchanged.  As a result, the amount included in other comprehensive income related to the $35.0 million interest rate swap was reduced pro rata and included in earnings as a gain (loss) on derivative instrument.

On October 31, 2012, the remaining interest rate swap agreements expired.

Other Contractual Obligations, Capital Expenditures and Commitments

During 2012, deferred executive compensation under our deferred compensation agreements was earned and the Company made payments of $1.0 million on mature deferred compensation plans.  The Company expects to pay $1.0 million on the mature deferred compensation plans in 2013.

Capital expenditures for 2012 totaled $10.5 million, compared to capital expenditures of $5.1 million in 2011.  For 2012, $5.0 million of capital expenditures were funded through operations, $4.8 million through capital contributions, and $0.7 million through proceeds of asset sales.  Capital expenditures are anticipated to be approximately $9.1 million for 2013, primarily for new retail stores, a Point Of Sale system, existing retail store upgrades, leasehold improvements, software enhancements, and information technology upgrades.  There are no material commitments for capital expenditures at December 31, 2012.

The Company and a majority of its subsidiaries are pass-through entities for federal and state purposes.  Distributions to our parent are permitted under the Senior Secured Notes Indenture and the CW Credit Facility for reasonable estimates of the amount of federal, state and local income taxes that the Company would be required to pay with respect to the applicable fiscal year calculated as if the Company were treated as a “C corporation.”  The following tax distributions have been paid during the last three fiscal years: $4.2 million in 2012, $6.5 million in 2011 and $2.4 million in 2010.

Our financial operations have been affected by economic downturns.  Other factors that could adversely affect our operations include increases in operating costs, fuel shortages and substantial increases in propane and gasoline prices.  Such events could cause declines in advertisements, club enrollment and retail spending.  We are unable to predict at what point fluctuating fuel prices may begin to adversely impact revenues or cash flow.  We believe we will be able to partially offset any cost increases with price increases to our members along with certain cost reducing measures.

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

Revenue Recognition

Merchandise revenue is recognized when products are sold in the retail stores, shipped for mail and Internet orders, or when services are provided to customers.  Roadside assistance (“RA”) revenues are deferred and recognized over the life of the membership.  RA claim expenses are recognized when incurred.  Royalty revenue is earned under the terms of an arrangement with a third party credit card provider based on a percentage of the Company’s outstanding credit card balances with such third party credit card provider.  Membership revenue is generated from annual, multi-year and lifetime memberships.  The revenue and expenses associated with these memberships are deferred and amortized over the membership period.  For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit, typically three months based on historical actual response rates.  Renewal expenses are expensed at the time related materials are mailed.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.

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

We have evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization.  We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.  The finite-lived purchased intangible assets consist of membership customer lists, and deferred financing costs which have weighted average useful lives of approximately 6 years each.

Indefinite-Lived Intangible Assets

The Company evaluates goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill or indefinite-lived intangible assets might be impaired.  The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss.  There were no changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011.

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

The Company utilized derivative financial instruments to manage its exposure to interest rate risks.  The Company does not enter into derivative financial instruments for trading purposes.  The interest rate swap agreements expired on October 31, 2012.

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

Interest Rate Sensitivity Analysis

At December 31, 2012, we had debt totaling $332.5 million, net of $5.0 million in original issue discount, comprised of $11.9 million of variable rate debt, and $320.6 million of fixed rate debt.  Holding other variables constant (such as debt levels), a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact on earnings and cash flow of approximately $0.1 million.

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

Disclosure Regarding Forward Looking Statements

This annual report on Form 10-K contains statements that are “forward looking statements,” and includes, among other things, discussions of our business strategy and expectations concerning market position, future operations, margins, profitability, liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, the number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures or other aspects of operating results.  Such statements may be identified by such words or phrases as “will likely result,” “are expected to,” “will continue,” “outlook,” “will benefit,” “is anticipated,” “estimate,” “project,” “management believes” or similar expressions.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Although we believe that the expectations reflected in such forward looking statements are reasonable, certain factors could cause the Company’s actual results to differ materially from those expressed or implied in any forward looking statements contained herein.  Such factors include those discussed in Item 1A, “Risk Factors,” in this annual report on Form 10-K as well as the additional factors noted below.  It is not possible to foresee all such factors and, accordingly, these factors should not be seen as complete or exhaustive.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Good Sam Enterprises, LLC

We have audited the accompanying consolidated balance sheets of Good Sam Enterprises, LLC and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s or member’s deficit, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Good Sam Enterprises, LLC. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 15, 2013

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011 (IN THOUSANDS, EXCEPT UNIT AMOUNTS)

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,946	$20,275
Accounts receivable, less allowance for doubtful accounts of $2,553 in 2012 and $2,086 in 2011	31,523	32,972
Note from affiliate	-	3,117
Inventories	65,221	56,558
Prepaid expenses and other assets	13,730	11,792
Total current assets	130,420	124,714

PROPERTY AND EQUIPMENT, net	23,998	22,563
NOTE FROM AFFILIATE	5,075	4,587
INTANGIBLE ASSETS, net	12,365	14,715
GOODWILL	49,944	49,944
DEFERRED TAX ASSET	79	-
OTHER ASSETS	8,480	6,440
Total assets	$230,361	$222,963

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$17,004	$18,050
Accrued interest	3,016	3,989
Accrued income taxes	2,725	2,263
Accrued liabilities	26,929	27,519
Deferred revenues and gains	54,583	54,870
Current portion of long-term debt	10,000	12,422
Total current liabilities	114,257	119,113

DEFERRED REVENUES AND GAINS	34,316	30,979
LONG-TERM DEBT, net of current portion	322,470	325,028
OTHER LONG-TERM LIABILITIES	3,114	1,639
	474,157	476,759

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Membership units, 2,000 units issued and outstanding	1	1
Member contributions	78,825	74,000
Accumulated deficit	(322,622)	(327,797)
Total member’s deficit	(243,796)	(253,796)
Total liabilities and member’s deficit	$230,361	$222,963

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (IN THOUSANDS)

	2012	2011	2010

REVENUES:
Membership services	$153,788	$147,806	$146,274
Retail	325,774	282,366	270,551
Membership services - media	39,180	51,232	53,844
	518,742	481,404	470,669

COSTS APPLICABLE TO REVENUES:
Membership services	86,525	81,521	85,211
Retail	201,699	167,431	157,574
Membership services - media	26,598	39,803	40,584
	314,822	288,755	283,369

GROSS PROFIT	203,920	192,649	187,300

OPERATING EXPENSES:
Selling, general and administrative	141,427	130,845	126,577
Financing expense (recovery)	-	(19)	14,364
Depreciation and amortization	14,457	16,512	18,536
	155,884	147,338	159,477

INCOME FROM OPERATIONS	48,036	45,311	27,823

NON-OPERATING ITEMS:
Interest income	853	550	499
Interest expense	(43,799)	(45,221)	(39,231)
Gain (loss) on derivative instrument	3,871	3,899	(6,680)
Loss on debt restructure	-	-	(2,678)
Loss on debt repayment	(440)	-	-
Gain on sale of assets	1,171	632	1
	(38,344)	(40,140)	(48,089)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	9,692	5,171	(20,266)

INCOME TAX (EXPENSE) BENEFIT	(317)	(1,264)	1,493

NET INCOME (LOSS)	9,375	3,907	(18,773)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on interest rate swap	-	-	191
Gain on interest rate swap reclassified into earnings	-	-	6,809

COMPREHENSIVE INCOME (LOSS)	$9,375	$3,907	$(11,773)

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S OR MEMBER’S DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(IN THOUSANDS, EXCEPT SHARE/UNIT AMOUNTS)

							Accumulated
					Stockholder		Other
	Common Stock		Member Units		or Member	Accumulated	Comprehensive
	Units	Amount	Units	Amount	Contributions	Deficit	Loss	Total
BALANCES AT JANUARY 1, 2010	2,000	$1	-	$-	$89,505	$(304,031)	$(7,000)	$(221,525)

Dividends	-	-	-	-	(34,073)	(2,400)	-	(36,473)
Contributions	-	-	-	-	17,598	-	-	17,598

Unrealized gain on interest rate swap	-	-	-	-	-	-	191	191
Gain on interest rate swap reclassified into earnings	-	-	-	-	-	-	6,809	6,809
Net loss	-	-	-	-	-	(18,773)	-	(18,773)
Total comprehensive loss	-	-	-	-	-	-	-	(11,773)

BALANCES AT DECEMBER 31, 2010	2,000	1	-	-	73,030	(325,204)	-	(252,173)

Dividends	-	-	-	-	-	(6,500)	-	(6,500)
Contributions	-	-	-	-	970	-	-	970
Net income	-	-	-	-	-	3,907	-	3,907
Change in form of organization from a corporation to a limited liability company	(2,000)	(1)	2,000	1	-	-	-	-

BALANCES AT DECEMBER 31, 2011	-	-	2,000	1	74,000	(327,797)	-	(253,796)

Dividends					-	(4,200)	-	(4,200)
Contributions					4,825	-	-	4,825
Net income					-	9,375	-	9,375

BALANCES AT DECEMBER 31, 2012	-	$-	2,000	$1	$78,825	$(322,622)	$-	$(243,796)

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (IN THOUSANDS)

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,375	$3,907	$(18,773)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax benefit	(79)	-	-
Depreciation	8,919	9,748	10,927
Amortization	5,538	6,764	7,609
(Gain) loss on derivative instrument	(3,871)	(3,899)	6,680
Provision for losses on accounts receivable	998	808	1,754
Deferred compensation	-	-	3,074
(Gain) loss on sale of assets	(1,171)	(632)	(1)
Loss on debt restructure	-	-	2,678
Loss on debt repayment	440	-	-
Accretion of original issue discount	949	861	1,277
Changes in operating assets and liabilities (net of purchased businesses):
Accounts receivable	651	(3,365)	352
Inventories	(8,663)	(3,885)	(2,752)
Prepaid expenses and other assets	(1,972)	1,897	(1,069)
Accounts payable	(1,046)	7,009	(12,754)
Accrued and other liabilities	1,199	(1,451)	(3,649)
Deferred revenues and gains	3,403	(3,278)	(5,946)
Net cash provided by (used in) operating activities	14,670	14,484	(10,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,512)	(4,900)	(4,543)
Net proceeds from sale of assets	782	277	662
Intangible domain names acquisition	(376)	-	-
Cash received on loans to affiliate	3,117	-	-
Cash paid on loans to affiliate	(2,500)	(3,117)	-
Net cash used in investing activities	(9,489)	(7,740)	(3,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,200)	(6,500)	(36,473)
Contribution from parent	4,825	970	-
Restricted cash	-	-	8,058
Borrowings on long-term debt	15,255	21,678	485,887
Payment of debt issue costs	-	(699)	(17,481)
Principal payments of long-term debt	(21,390)	(17,281)	(418,794)
Net cash (used in) provided by financing activities	(5,510)	(1,832)	21,197

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(329)	4,912	6,723

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,275	15,363	8,640

CASH AND CASH EQUIVALENTS AT END OF YEAR	$19,946	$20,275	$15,363

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Description of the Business – The Company is a membership-based direct marketing company which sells club memberships, products, services, and publications to selected affinity groups primarily in North America.  The Company markets club memberships, merchandise and services to RV owners, and camping enthusiasts.  In addition, the Company operates 93 retail stores and a mail order business selling RV accessories, supplies and services through its wholly-owned subsidiary, Camping World, Inc. (“Camping World”).  The stores are located throughout the United States.  The Company also operates consumer shows, and publishes magazines and directories.

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

Cash, Cash Equivalents – The Company considers all short-term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents.  The carrying amount approximates fair value because of the short-term maturity of these instruments.

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

Goodwill and Other Intangible Assets – Goodwill is reviewed at least annually for impairment, and more often when impairment indicators are present (See Note 3 – Goodwill and Intangible Assets).  The finite-lived intangible assets consisting of membership customer lists and deferred financing costs with weighted average useful lives of approximately 6 years each.

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

Long-term Debt – The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.  The fair value of the Company’s total long-term debt was $360.2 million as of December 31, 2012.

Revenue Recognition – Merchandise revenue is recognized when products are sold in the retail stores, shipped for mail and Internet orders, or when services are provided to customers.  Roadside Assistance (“RA”) revenues are deferred and recognized over the life of the membership.  RA claim expenses are recognized when incurred.  Royalty revenue is earned under the terms of an arrangement with a third party credit card provider based on a percentage of the Company’s outstanding credit card balances with such third party credit card provider.

Membership revenue is generated from annual, multi-year and lifetime memberships.  The revenue and expenses associated with these memberships are deferred and amortized over the membership period.  For lifetime memberships, an 18-year period is used, which is the actuarially determined estimated fulfillment period.  Promotional expenses, consisting primarily of direct mail advertising, are deferred and expensed over the period of expected future benefit, typically three months based on historical actual response rates.  Renewal expenses are expensed at the time related materials are mailed.  Recognized revenues and profit are subject to revisions as the membership progresses to completion.  Revisions to membership period estimates would change the amount of income and expense amortized in future accounting periods.  At December 31, 2012 and 2011, $5.8 million and $5.6 million of advertising expenses have been capitalized as direct-

1.                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

response advertising, of which $3.5 million and $3.0 million, respectively, were reported as assets and $2.3 million and $2.6 million, respectively, were reported net of related deferred revenue.  Advertising expenses for 2012, 2011 and 2010 were $26.6 million, $28.4 million and $24.6 million, respectively.

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

Shipping and Handling Fees and Costs – The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of cost applicable to revenues.  At December 31, 2012, 2011 and 2010, $9.3 million, $7.0 million and $5.7 million of shipping and handling fees, respectively, were included in the Retail segment as revenue.

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

Major Customers – Included in the Membership Services segment is revenue of $13.8 million, $14.6 million and $18.1 million, for the years 2012, 2011 and 2010, respectively, which was received under contracts from one third party customer of the Company.  For transactions with related parties, see Note 11 – Related Party Transactions.

2.                          PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31 (in thousands):

	2012	2011

Building and improvements	$14,247	$17,520
Furniture and equipment	49,870	47,815
Software	53,885	51,783
Systems development and construction in progress	1,437	2,261
	119,439	119,379
Less: accumulated depreciation and amortization	(95,441)	(96,816)
	$23,998	$22,563

3.                          GOODWILL AND INTANGIBLE ASSETS

The following is a summary of changes in the Company’s goodwill by business segment, for the years ended December 31, 2012 and 2011 (in thousands):

	Membership Services	Retail	MS Media	Consolidated

Gross goodwill	$56,030	$47,601	$46,884	$150,515
Impairment prior to January 1, 2011	(6,086)	(47,601)	(46,884)	(100,571)
Balance as of January 1, 2011	$49,944	$-	$-	$49,944
Impairment	-	-	-	-
Balance as of December 31, 2011	49,944	-	-	49,944
Impairment	-	-	-	-
Balance as of December 31, 2012	$49,944	$-	$-	$49,944

3.                          GOODWILL AND INTANGIBLE ASSETS (continued)

Finite-lived intangible assets and related accumulated amortization consisted of the following at December 31 (in thousands):

		2012
		Accumulated
	Gross	Amortization	Net

Membership and customer lists	$33,933	$(30,649)	$3,284
Non-compete and deferred consulting agreements	18,275	(18,275)	-
Deferred financing costs	15,104	(6,023)	9,081
	$67,312	$(54,947)	$12,365

		2011
		Accumulated
	Gross	Amortization	Net

Membership and customer lists	$31,909	$(29,288)	$2,621
Non-compete and deferred consulting agreements	18,275	(18,014)	261
Deferred financing costs	15,400	(3,567)	11,833
	$65,584	$(50,869)	$14,715

The aggregate future five-year amortization of finite-lived intangibles at December 31, 2012 is as follows (in thousands):

2013	$3,290
2014	3,086
2015	2,827
2016	2,646
2017	409
Thereafter	107
Total	$12,365

The Company evaluates goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the Company’s goodwill or indefinite-lived intangible assets might be impaired.  The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the two-step goodwill impairment test to measure the amount of the impairment loss.  There were no changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011.

The Company will continue to evaluate goodwill on an annual basis and whenever events and changes in circumstances indicate that there may be a potential impairment.

4.                         LONG-LIVED ASSETS

In 2005, the Company’s immediate parent, Affinity Group Holding, LLC (“AGHI” or “Parent”) issued $88.2 million principal amount of its 10-7/8% Senior Notes due 2012 (the “AGHI Notes”) and contributed the net proceeds, approximately $81.0 million, to the Company and in turn, the Company made an equity contribution to Camping World.  Camping World then made an equity capital contribution in the same amount to its wholly-owned subsidiary, CWI, Inc. that created a new wholly-owned subsidiary named CWFR Capital Corp. (“CWFR”) which was an “unrestricted subsidiary” under the indenture governing the GSE Senior Notes (“GSE Senior Notes Indenture”) pursuant to which the Company issued the GSE Senior Notes (see Note 6 – Long-Term Debt), and made an equity capital contribution to CWFR in an equal amount to the capital contribution that it received from Camping World.  Since CWFR continues as an unrestricted subsidiary under the indenture governing the Senior Secured Notes (“Senior Secured Notes Indenture”) pursuant to which the Senior Secured Notes were issued on November 30, 2010 (see Note 6 – Long-Term Debt), its operations are not restricted by the Senior Secured Notes Indenture.  CWFR used the proceeds from the equity capital contribution to acquire the FreedomRoads Preferred Interest.  FreedomRoads Holding Company, LLC (FreedomRoads”) was then owned 90% by the Stephen Adams Living Trust, which also indirectly owned 100% of the outstanding capital stock of AGHC and indirectly AGHI.

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

5.                         ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31 (in thousands):

	2012	2011

Compensation and benefits	$7,740	$8,448
Other accruals	19,189	19,071
	$26,929	$27,519

6.                         LONG-TERM DEBT

The following reflects outstanding long-term debt as of December 31 (in thousands):

	2012	2011

11.5% Senior Secured Notes	$ 320,598	$ 326,944
Camping World Credit Facility	11,872	10,506
	332,470	337,450
Less: current portion	(10,000)	(12,422)
	$ 322,470	$ 325,028

Senior Secured Notes

On November 30, 2010, the Company issued $333.0 million of 11.5% senior secured notes due 2016 (the “Senior Secured Notes”) at an original issue discount of $6.9 million, or 2.1%.  Interest on the Senior Secured Notes is due each December 1 and June 1 commencing June 1, 2011.

6.                         LONG-TERM DEBT (continued)

The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the outstanding 9% senior subordinated notes due 2012 (the “GSE Senior Notes”) in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under the Company’s existing senior secured credit facility (the “2010 Senior Credit Facility”) in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to the Company’s direct parent, Affinity Group Holding, LLC, (“Parent”), to enable Parent, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of December 31, 2012, an aggregate of $325.6 million of Senior Secured Notes remain outstanding.

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

For the calendar years commencing with the calendar year ended December 31, 2012, the Excess Cash Flow Amount is the greater of (i) the Minimum Excess Cash Flow Amount, or (ii) (x) 75% of Excess Cash Flow for such annual period, minus (y) the Minimum Excess Cash Flow Amount for the immediately preceding six months period ending on June 30.  On February 27, 2012, the Company completed an excess cash flow offer to purchase $7.4 million in principal amount of the Company’s outstanding Senior Secured Notes.  The Senior Secured Notes were purchased by the Company and retired on February 27, 2012.  On July 31, 2012, the Company completed an excess cash flow offer to purchase up to $4.95 million in principal amount of the

6.                     LONG-TERM DEBT (continued)

Company’s Senior Secured Notes but only $4,000 were tendered and were retired on August 7, 2012.  The Excess Cash Flow Offer for the year ended December 31, 2012 is for $4.95 million.  The offer was presented to holders of record as of March 12, 2013 and shall expire on April 10, 2013.

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

CW Credit Facility

On March 1, 2010, our wholly-owned subsidiary, Camping World, Inc. entered into the CW Credit Facility providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  The CW Credit Facility initially matured on the earlier of March 1, 2013, 60 days prior to the date of maturity of the 2010 Senior Credit Facility, or 120 days prior to the earlier date of maturity of the Senior Subordinated Notes and the AGHI Notes.  Interest under the revolving loans under the CW Credit Facility floated at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  On December 30, 2010, the CW Credit Facility was amended to extend the maturity to September 1, 2014, to decrease the interest rate margin to 2.75%, to remove the 1% LIBOR floor, to increase the revolving loan commitment amount from $12.0 million to $20.0 million, with a $5.0 million sublimit for letters of credit, and to decrease the letters of credit commitment from $10.0 million to $5.0 million.  On April 23, 2012, the Company amended the CW Credit Facility to (a) increase borrowing availability by reducing the collateral availability block from $5.0 million to $2.5 million from October 1st of each year through the last day of February of the immediately following year, (b) eliminate any restrictions on the number of new store openings during the year, and (c) increase the interest rate margin from 2.75% to 3.25%.  On July 23, 2012, Camping World amended the CW Credit Facility to provide that capital expenditures may be incurred in excess of $5.0 million if during such fiscal year (a) the holders of Camping World’s Equity Interest make a cash common equity contribution to Camping World in an amount at least equal to such excess, or (b) the Camping World or their Subsidiaries receive proceeds from asset sales (other than inventory sold in the ordinary course of business) in an amount at least equal to such excess.  As of December 31, 2012, the Company made equity contributions totaling $3.8 million to Camping World to enable additional capital expenditures above $5.0 million.

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  As of December 31, 2012, the average

6.                         LONG-TERM DEBT (continued)

interest rate on the CW Credit Facility was 3.464%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company entered into the Intercreditor Agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.  As of December 31, 2012, $11.9 million of CW Credit Facility remains outstanding and $5.3 million of letters of credit were issued.

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at December 31, 2012.

On March 1, 2013, the Company received the requisite consents from noteholders of the Senior Secured Notes to amend the Indenture relating to the Senior Secured Notes outstanding and the Company’s Intercreditor Agreement to allow the CW Credit Facility to increase from $25.0 million to $35.0 million.  An aggregate fee in the amount of $0.3 million was paid to the consenting noteholders.  Concurrently, Camping World, Inc. amended its agreement with the current lender of the CW Credit Facility to increase the facility to $35.0 million, reduce the interest rate margin to 2.50%, and extend the maturity to the earlier of March 1, 2018 or 180 days prior to the maturity of the Senior Secured Notes or any notes issued or exchanged to refinance the Senior Secured Notes.

Total Long-Term Debt - The aggregate future maturities of long-term debt at December 31, 2012 were as follows (in thousands):

2013	$10,000
2014	21,872
2015	10,000
2016	290,598
Thereafter	-
Total	$332,470

7.                             INCOME TAXES

The components of the Company’s income tax expense (benefit) from operations for the year ended December 31, consisted of (in thousands):

	2012	2011	2010
Current:
Federal	$192	$396	$102
State	204	671	92
Deferred:
Federal	(72)	181	(1,477)
State	(7)	16	(210)
Income tax expense (benefit)	$317	$1,264	$(1,493)

7.                          INCOME TAXES (continued)

A reconciliation of income tax expense (benefit) from operations to the federal statutory rate for the year ended December 31 is as follows (in thousands):

	2012	2011	2010

Income taxes computed at federal statutory rate	$3,367	$1,810	$(7,093)
State income taxes - net of federal benefit	471	826	(516)
Other differences:
Federal alternative minimum tax	27	396	102
Book (income) loss for pass-through entities not subject to tax	(5,201)	(4,397)	9,771
Change in reserve in uncertain tax positions including related interest	-	-	(1,839)
Increase (decrease) of valuation allowance	1,743	2,432	(2,069)
Other	(90)	197	151
Income tax expense (benefit)	$317	$1,264	$(1,493)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards.  Significant items comprising the net deferred tax asset at December 31 are (in thousands):

	2012	2011
Deferred tax liabilities:
Accelerated depreciation	$(1,328)	$(1,717)
Prepaid expenses	(434)	(287)
Deferred tax gain	(1,476)	(1,620)
Other	(88)	(84)
	(3,326)	(3,708)

Deferred tax assets:
Investment impairment	30,784	30,784
Gift cards	655	592
Deferred revenues	847	1,008
Accrual for employee benefits and severance	504	444
AMT credit	525	498
Net operating loss carryforward	4,555	2,928
Claims reserves	413	379
Intangible assets	342	358
Deferred book gain	1,866	1,997
Other reserves	2,494	2,556
	42,985	41,544

Valuation allowance	(39,580)	(37,836)

Net deferred tax assets	$79	$-

Effective January 1, 2006, the Company received approval from the Internal Revenue Service for a change in tax status to an S corporation which included AGHC and all its subsidiaries with the exception of Americas Road and Travel, Inc. and Camping World and its wholly-owned subsidiaries, which are Subchapter C corporations.  At December 31, 2012, Camping World and

7.                         INCOME TAXES (continued)

its subsidiaries had a net operating loss carryforward of approximately $12.0 million, which will be able to offset future taxable income.  If not used, the net operating loss carryforward will expire in 2029 and 2032.  The valuation allowance for deferred taxes increased by $1.7 million as the Company’s net deferred tax assets increased during the year and the Company continues to maintain a full valuation allowance as it was determined that the Company would have insufficient taxable income in the current or carryforward periods under the tax laws to realize the future tax benefits of its deferred tax assets.

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

The following table summarizes the activity related to unrecognized tax benefits:

	2012	2011	2010
Balance at January 1st	$-	$-	$1,339
Gross increases in unrecognized tax benefits due to prior year positions	-	-	-
Gross decreases in unrecognized tax benefits due to prior year positions	-	-	-
Gross increases in unrecognized tax benefits due to current year positions	-	-	-
Gross decreases in unrecognized tax benefits due to current year positions	-	-	-
Gross decreases in unrecognized tax benefits due to settlements with taxing authorities	-	-	-
Gross decreases in unrecognized tax benefits due to statute expirations	-	-	(1,339)
Other	-		-
Unrecognized tax benefits at December 31st	$-	$-	$-

The Company accrues interest and penalties related to unrecognized tax benefits in its income tax provision.  The Company reversed accrued interest and penalties of $0.5 million related to decreases in unrecognized tax benefits during 2010 due to statute expirations.  The amount was included in Other Long-term Liabilities.

The Company and its subsidiaries file income tax returns in the U.S. and various states.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2007.

8.                         INTEREST RATE SWAP AGREEMENTS

The Company is exposed to certain risks related to its business operations.  The primary risks that the Company managed by using derivatives is interest rate risk.  The Company used financial instruments, including interest rate swap agreements, to reduce the Company’s risk to this exposure.  The Company does not use derivatives for speculative trading purposes and are not a party to leveraged derivatives.  The Company recognized all of their derivative instruments as either assets or liabilities at fair value.  Fair value was determined in accordance with the accounting guidance for Fair Value Measurements.  See Note 9 — Fair Value Measurements.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.  For derivatives designated as hedges under the accounting guidance for derivative instruments and hedging activities, the Company formally assesses, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.  The Company’s derivatives that are not designated and do not qualify as hedges under the accounting guidance for derivative instruments and hedging activities are adjusted to fair value through current earnings.

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

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it received periodic payments at the 3 month LIBOR-based variable rate and made periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expired on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it received periodic payments at the 3 month LIBOR-based variable rate and made periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expired on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of variable interest rates on the Company’s floating rate debt.  The interest rate swap agreements were originally designated as cash flow hedges of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, the effective portion of gains and losses on the fair value of the interest rate swap agreements were previously reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.

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

On October 31, 2012, the Company’s remaining interest rate swap agreements expired.

8.                          INTEREST RATE SWAP AGREEMENTS (continued)

The following is the location and amounts of derivative instruments fair values in the statement of financial position for derivatives not designated as hedging instruments.

Derivatives not designated		Fair Value as of:
as hedging instruments	Balance Sheet Location	12/31/2012	12/31/2011

Interest rate swap contracts	Accrued liabilities	$-	$3,871

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for the years ended December 31, 2012 and 2011 (in thousands):

	Interest Rate Swap
	12/31/2012	12/31/2011
Derivatives not designated as hedging instruments:
Amount of Gain recognized in income on Statement of Operations	$3,871	3,899

Location of Gain recognized in Statement of Operations	Gain on derivative

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

As of December 31, 2012, the Company holds Contingent Consideration that is required to be measured at fair value on a recurring basis.  The contingent consideration arrangement involves the purchase of the Good Sam Travel Assist Program from a current marketing partner which requires the Company to pay an agreed upon percentage of acquisition and renewal revenue over a five year period ending on July, 31, 2017.  The contingent consideration approximates the projected amount that would have been received by the marketing partner over the next five years if the prior marketing agreement was extended.  This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.

The Company’s interest rate swap contracts are not traded on a public exchange.  The fair value of the interest rate swap contracts held December 31, 2011 were determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company categorized these swap contracts as Level 2.  See Note 8 - Interest Rate Swap Agreements for further information on the interest rate swap contracts.

9.                         FAIR VALUE MEASUREMENTS (continued)

The Company’s liability at December 31, 2012, measured at fair value on a recurring basis subject to the disclosure requirements from accounting guidance, was as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)		Active Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)

As of December 31, 2012:
Contingent Consideration	$(2,693)	$-	$-	$(2,693)

As of December 31, 2011:
Interest Rate Swap Contracts	(3,871)	-	(3,871)	-

The fair value of the “Contingent Consideration” was calculated using a discounted cash flow model.  The fair value of the interest rate swap contracts was calculated using the income method based on quoted interest rates.

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

The following table presents the reported carrying value and fair value information for the Company’s Senior Secured Notes, CW Credit Facility.  The fair values shown below for the Senior Secured Notes is based on quoted prices in the market for identical assets (Level 1), and the CW Credit Facility is based on indirect observable inputs (Level 2) (in thousands):

	12/31/2012		12/31/2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
11.5% Senior Secured Notes	$320,598	$348,364	$326,944	$326,340
CW Credit Facility	11,872	11,872	10,506	10,506

10.                COMMITMENTS, CONTINGENCIES

Leases — The Company holds certain property and equipment under rental agreements and operating leases which have varying expiration dates.  Future minimum annual fixed rentals under operating leases having an original term of more than one year as of December 31, 2012 are as follows (in thousands):

	Third Party	Related Party	Total
2013	$16,922	$7,016	$23,938
2014	16,428	6,557	22,985
2015	15,570	5,994	21,564
2016	14,497	3,935	18,432
2017	13,785	1,867	15,652
Thereafter	104,757	17,182	121,939
Total	$181,959	$42,551	$224,510

During 2012, 2011 and 2010, respectively, approximately $23.5 million, $23.6 million and $23.2 million of rent expense was charged to costs and expenses.

10.                COMMITMENTS, CONTINGENCIES (continued)

On December 5, 2001, the Company sold eleven real estate properties to eleven separate wholly-owned subsidiaries of AGRP Holding Corp., a wholly-owned subsidiary of the Company’s ultimate parent, AGI Holding Corp., for $52.3 million in cash and a note receivable.  The properties have been leased back to the Company on a triple net basis.  Both the sales price and lease rates were based on market rates determined by third party independent appraisers engaged by the mortgage lender and approved by the GSE Senior Credit Facility agent bank.  These leases have an initial term of 25 to 27 years with two five-year options at the then current market rent.  The leases are classified as operating leases in accordance with accounting guidance for accounting for leases.  Land and buildings with a net book value totaling $45.8 million have been removed from the balance sheet.  The transaction resulted in a net gain of $6.1 million consisting of a $12.1 million gain on certain properties and a $6.0 million loss on other properties.  In accordance with accounting principles generally accepted in the United States, the $6.0 million loss was recognized upon the date of sale in 2001 in the statement of operations and the $12.1 million gain was deferred and will be credited to income as rent expense adjustments over the lease terms.  The average net annual lease payments over the lives of the leases were $3.4 million.  As of December 31, 2012, a $7.0 million gain remains and will be recognized over the future lease terms.

On December 29, 2011, AGRP Holding Corp. sold six of the eleven real estate properties to a third party.  In 2012, AGRP Holding Corp. sold two real estate properties to a third party; one on January 9, 2012, and one on December 28, 2012.  The leases on the real estate properties sold in 2012 were terminated.  The average net annual lease payments over the lives of the three remaining property leases are $1.1 million.

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

Employment Agreements — The Company has employment agreements with certain officers.  The agreements include, among other things, an annual bonus based on earnings before interest, taxes, depreciation and amortization, and up to one year’s severance pay beyond termination date.

11.                RELATED PARTY TRANSACTIONS

In connection with the Company’s effort to expand the number of Camping World stores by developing retail alliances with RV dealerships across North America, the Company has

11.                RELATED PARTY TRANSACTIONS (continued)

established 68 Camping World stores alongside or within RV dealerships owned by FreedomRoads, which is controlled by the Chairman of the Company’s board of directors, Stephen Adams, and the Company expects additional Camping World stores alongside or within such RV dealerships in the future.  At December 31, 2012, the Company leased 55 properties from FreedomRoads, sub-leased 3 properties to FreedomRoads, and Camping World and FreedomRoads are joint tenants under 11 leases.  Total payments by the Company to FreedomRoads under these leased properties for 2012, 2011 and 2010 were $5.6 million, $5.5 million and $5.5 million, respectively, and future commitments under these leases total approximately $24.2 million.  The leases expire at various dates from August 2013 through May 2032.  For 2012, 2011 and 2010, lease income received from FreedomRoads for the three subleased properties were approximately $0.4 million for each year, and future income to be received under the subleases total approximately $1.3 million.  The Company paid FreedomRoads approximately $33.2 million, $24.6 million and $21.0 million in 2012, 2011 and 2010, respectively, and FreedomRoads paid the Company approximately $45.0 million, $32.9 million and $30.8 million in 2012, 2011 and 2010 respectively, under the product marketing and sales agreements.  The Company had an outstanding Accounts Receivable balance from FreedomRoads of $6.9 million at December 31, 2012 and $8.8 million at December 31, 2011.

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

In October 2010, the Company, Camping World and FreedomRoads entered into the Second Amended and Restated Cooperative Resources Agreement pursuant to which the parties make their databases available to each other for use in their respective businesses and agree to receive and provide certain reports containing club member and customer information. In addition, FreedomRoads is granted (i) the right to market and advertise its business in all of the Company’s and Camping World’s marketing channels and (ii) a non-transferable, non-assignable license to use certain Camping World’s trademarks in connection with its business. In consideration for such license, FreedomRoads is obligated to pay a license fee to the Company beginning October 1, 2010, in an amount equal to $937,500 per quarter. FreedomRoads is also obligated to reimburse the Company’s Camping World subsidiary for costs associated with the management, maintenance and monitoring of the FreedomRoads customer database, and for call center and online retail services.

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

11.                RELATED PARTY TRANSACTIONS (continued)

provision of the agreement in any manner that would be adverse to us or (ii) terminating such agreement. In addition, FreedomRoads’ failure to make payments to us under the agreement will be, in certain circumstances, an event of default under the Senior Secured Indenture.

On December 1, 2009, our Parent and FreedomRoads entered into an Option Agreement, which was amended on November 15, 2011, which grants the Company the right and option (the “Option”) to purchase FreedomRoads’ “choice model” insurance business for a $5.0 million refundable deposit, of which $2.5 million was required to be paid up-front, with the balance payable on or before the earlier of (i) the date on which the costs of FreedomRoads incurred in implementing business policies required by the Company exceed $1.5 million, and (ii) the date upon which the Option is exercised..  The Option is exercisable on or after May 15, 2013, but before May 15, 2014.  In the event the Option is not exercised, the Company has the right to the return of the deposit, less costs incurred by FreedomRoads.  The $2.5 million upfront payment is reported in non-current assets on the Company’s balance sheet as of December 31, 2012.  Our Chairman, Stephen Adams, is also the controlling owner of FreedomRoads.

On December 14, 2009, the Company paid to FreedomRoads, by agreement, a one-time fee of $1.8 million for the non-exclusive license to access the FreedomRoads database for use in connection with the sale and promotion of RV produces and services for ten years.  Approximately $1.1 million of the access fee remains in Other Non-current Assets and the current portion of $180,000 is reported in Prepaid and Other Assets on the accompanying balance sheet as of December 31, 2012.  The Company has no further financial obligations under the Database Contract but has the continuing right until December 14, 2019 to the use of the data licensed by the Company under the contract.

The law firm of Kaplan, Strangis and Kaplan, P.A. (“KSK”) provides ongoing legal services to the Company and certain subsidiaries in connection with various matters. Andris A. Baltins, a member of the board of directors, is a member of that firm.  During 2012, 2011 and 2010, KSK received $180,000, $225,000 and $1,117,000 in legal fees from the Company, respectively.

On July 1, 2010, Camping World and Adams Outdoor Advertising Marketing Company entered into an agreement pursuant to which Camping World has the right to use outdoor advertising space at cost on billboards that become available because the billboards would otherwise be vacant. Camping World made a deposit of $1.0 million and, as remnant boards are utilized by Camping World, the usage cost is applied against the deposit. Any unused portion of the deposit is to be returned to Camping World upon termination of the agreement. The agreement may be terminated by either party on 30 days notice.  Adams Outdoor Advertising Marketing Company is controlled by the Chairman of our Board of Directors, Stephen Adams.  No remnant space has been used by Camping World to-date, and the $1.0 million is included in Other Assets as of December 31, 2012.

In 2001, the Company sold certain real estate (the “AGRP Sites”) to subsidiaries of AGRP Holding Corp. (“AGRP”), an entity controlled by Stephen Adams, who indirectly owns a controlling interest in the Company.  The Company leased back the AGRP Sites pursuant to leases (the “Leases”) with initial terms expiring in 2037 through 2039.  As part of such sale and leaseback transaction, (i) the Company and AGRP entered into a management agreement (the “Management Agreement”) pursuant to which the Company agreed to manage the AGRP Sites on behalf of AGRP and AGRP agreed to pay the Company a management fee (the “Management Fee”) equal in amount to the difference between the base rent payable under the Leases and the amount of AGRP’s debt service for the AGRP Sites and (ii) AGRP issued to the Company its note due December 2011 in the original amount of $4,835,000 (the “Leaseback Note”).

On November 14, 2011, as part of an agreement to amend the Lease pertaining to the

11.                RELATED PARTY TRANSACTIONS (continued)

Company’s Ventura facility, which amendment affords the Company the right to early termination of its obligations under the Ventura Lease, the Company made a $3.1 million investment in 12% notes of FreedomRoads repayable in November and December 2012.  The investment was repaid in full in December 2012.

AGRP’s debt service was scheduled to increase on January 1, 2012 by $506,563 annually, which would have resulted in an annual increase of $506,563 in net rent payable by the Company on the Leases.  On December 29, 2011, in consideration of AGRP’s agreement to amend the Management Agreement to provide that the Management Fee payable to the Company by AGRP not be reduced on account of changes in debt service on AGRP’s indebtedness, the Company agreed to extend payment of principal and interest on the Leaseback Note until maturity, whether by acceleration or otherwise, of the Company’s 11.50% Senior Secured Notes Due 2016.  The balance outstanding at December 31, 2012 and 2011 was $5.1 million and $4.6 million, respectively.

On December 24, 2012, the Company loaned $2.5 million to FRHP Lincolnshire, LLC, a subsidiary of FreedomRoads and an entity controlled by Stephen Adams who indirectly owns a controlling interest in the Company, repayable on January 31, 2014.  The investment carries an interest rate of 12.0% and is included in Other Assets.

12.                STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for December 31 (in thousands):

	2012	2011	2010
Cash paid (received) during the year for:
Interest	$43,823	$44,519	$39,494
Income taxes	278	929	226

The Company entered into the following non-cash investing and financing transactions:

2012:

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

On August 1, 2012, the Company acquired the Good Sam Travel Assist Program (“GSTA”) from a current marketing partner. GSTA provides travel assistance services, including emergency medical assistance and evacuation assistance services to its members.  The

12.                STATEMENTS OF CASH FLOWS (continued)

acquisition provides the Company full control of the marketing strategies for the program.  The results of the GSTA operations have been included in the consolidated financial statements since that date.  Prior to the acquisition, the Company had a pre-existing relationship with the marketing partner and received a marketing fee for each membership contract sold to our marketing database.  The contingent consideration arrangement requires the Company to pay an agreed upon percentage of acquisition and renewal revenue over a five year period ending on July, 31, 2017 and will be paid monthly.  The preliminary fair value of the contingent consideration arrangement at the acquisition date was $3.0 million.

As of December 31, 2012, there were no significant changes in estimated contingent consideration recognized as a result of the acquisition.  The purchase price was allocated to intangible customer lists and was assigned a life of 5 years.

In 2012, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $3.9 million decrease in Accrued Liabilities and Other Long-Term Liabilities and in the statement of operations as a non-cash gain on derivative instruments of $3.9 million.

2011:

In 2011, the Company completed the sales of various publications for approximately $0.5 million, of which $0.3 million was paid at closing date, resulting in a gain of approximately $0.7 million.  Included in the sales were $1.2 million of deferred revenue and $1.0 million of prepaid and other assets related to the sold publications.

In 2011, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a $3.9 million decrease in Accrued Liabilities and Other Long-Term Liabilities and in the statement of operations as a non-cash gain on derivative instruments of $3.9 million.

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

In December 2010, the Company’s parent contributed the Tax Benefit Receivable of $3.1

12.                STATEMENTS OF CASH FLOWS (continued)

million to the Company. The contribution was recorded as additional paid in capital.

13.                BENEFIT PLAN

Good Sam Enterprises, LLC

Effective January 1 2012, the Good Sam Enterprises, LLC 401(k) Plan, qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”) was merged with the FreedomRewards 401(k) Defined Contribution Plan.  All employees over age eighteen, including the Executive Officers, are eligible to participate in the 401(k) Plan.  Any favorable vesting was grandfathered for any impacted participants pursuant to FreedomRewards 401(k) Plan amendment No. 3 signed December 15, 2011 and effective January 1, 2012. Employees may defer up to 75% of their eligible compensation up to Internal Revenue Service limits electing pre-tax contributions or post-tax contributions (Roth contributions).  The Company did not contribute to the plan in 2012, 2011, or 2010.

Camping World, Inc.

Beginning January 1, 2007, Camping World elected to no longer participate in the Good Sam Enterprises, LLC 401(k) Plan and elected to begin participating in the FreedomRoads 401(k) Defined Contribution Plan, FreedomRewards 401(k) Plan, qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over the age of eighteen, including the Executive Officers are eligible to participate in the 401(k) Plan.  Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits.  Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits.  The Company did not contribute to the plan in 2012, 2011 or 2010.

14.                DEFERRED PHANTOM STOCK COMPENSATION

The Company has deferred compensation agreements with certain officers.  The agreements provide for payment to the officers upon their termination and other agreed upon events.  Deferred compensation is included in other long-term liabilities except for amounts expected to be paid in 2013, which have been classified in current liabilities.  This deferred compensation under the terms of the individual agreements is fully vested.  The Company incurred deferred compensation expense of $0 million, $0 million, and $3.1 million for 2012, 2011, and 2010 respectively.  The unpaid balance as of December 31, 2012 and 2011 was $1.3 million and $2.3 million, respectively.

15.                SEGMENT INFORMATION

The Company’s three principal lines of business are Membership Services, Retail and Membership Services - Media.  The Membership Services segment operates the Good Sam Club, the Coast to Coast Club, and assorted membership products and services for RV owners, campers and outdoor vacationers.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Member Services - Media segment publishes a variety of publications for selected markets in the recreation and leisure industry, including general circulation periodicals, club magazines, directories and RV and powersports industry trade magazines.  In addition, the Membership Services - Media segment operates 26 consumer outdoor recreation shows primarily focused on RV and powersports markets.  The Company evaluates performance based on profit or loss from operations before income taxes.

15.                SEGMENT INFORMATION (continued)

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.  The Company has been disposing of non-core publications since 2011, and for 2012, the Membership Services - Media segment accounted for less than 8% of segment revenues and less than 11% of segment profit for reportable segments.  The Company is evaluating the potential integration of the remaining components of the Membership Services — Media segment into the Company’s other reportable segments.

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

			Membership
	Membership		Services
	Services	Retail	Media	Consolidated
YEAR ENDED DECEMBER 31, 2012
Revenues from external customers	$153,788	$325,774	$39,180	$518,742
Gain (loss) on sale of assets	517	(132)	784	1,169
Interest income	2,592	-	6	2,598
Interest expense	60	2,475	-	2,535
Depreciation and amortization	1,004	7,083	3,049	11,136
Segment profit (loss)	59,553	(262)	7,311	66,602
Segment assets	294,770	88,919	14,370	398,059
Expenditures for segment assets	1,839	8,136	537	10,512

YEAR ENDED DECEMBER 31, 2011
Revenues from external customers	$147,806	$282,366	$51,232	$481,404
Gain (loss) on sale of assets	-	(38)	668	630
Interest income	2,874	1	5	2,880
Interest expense	-	2,220	1	2,221
Depreciation and amortization	1,287	8,199	3,724	13,210
Segment profit	58,388	2,170	4,799	65,357
Segment assets	268,944	92,117	16,695	377,756
Expenditures for segment assets	1,357	2,280	476	4,113

YEAR ENDED DECEMBER 31, 2010
Revenues from external customers	$146,274	$270,551	$53,844	$470,669
Gain (loss) on sale of assets	-	(3)	4	1
Interest income	3,131	-	-	3,131
Interest expense	-	2,252	(5)	2,247
Depreciation and amortization	2,227	9,275	3,908	15,410
Segment profit	53,866	2,922	5,009	61,797
Segment assets	252,080	90,753	20,904	363,737
Expenditures for segment assets	682	2,155	1,031	3,868

15.                SEGMENT INFORMATION (continued)

The following is a summary of the reconciliations of reportable segments to the consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Gain on Sale of Assets
Total gain on sale for reportable segments	$1,169	$630	$1
Other non-allocated loss	2	2	-
Total gain on sale of assets	$1,171	$632	$1

Interest Income
Total interest income for reportable segments	$2,598	$2,880	$3,131
Elimination of intersegment interest income	(2,592)	(2,874)	(3,131)
Other non-allocated interest income	847	544	499
Total interest income	$853	$550	$499

Interest Expense
Total interest expense for reportable segments	$2,535	$2,221	$2,247
Elimination of intersegment interest expense	(1,211)	(1,206)	(1,201)
Other non-allocated interest expense	42,475	44,206	38,185
Total interest expense	$43,799	$45,221	$39,231

Depreciation and Amortization
Total depreciation and amortization for reportable segments	$11,136	$13,210	$15,410
Unallocated depreciation and amortization expense	3,321	3,302	3,126
Total consolidated depreciation and amortization	$14,457	$16,512	$18,536

Income (Loss) From Operations Before Taxes
Total income for reportable segments	$66,602	$65,357	$61,797
Unallocated depreciation and amortization expense	(3,321)	(3,302)	(3,126)
Unallocated G & A expense	(14,013)	(15,474)	(16,024)
Unallocated interest expense, net	(41,628)	(43,662)	(37,686)
Unallocated gain (loss) on sale of property and equipment	2	2	-
Unallocated gain (loss) debt restructure expense	-	-	(2,678)
Unallocated gain (loss) debt repayment	(440)	-	-
Unallocated gain (loss) on derivative instrument	3,871	3,899	(6,680)
Unallocated financing expense (recovery)	-	19	(13,939)
Elimination of intersegment interest expense, net	(1,381)	(1,668)	(1,930)
Income (loss) from operations before income taxes	$9,692	$5,171	$(20,266)

Assets
Total assets for reportable segments	$398,059	$377,756	$363,737
Intangible assets not allocated to segments	8,851	10,881	12,409
Corporate unallocated assets	8,625	8,602	6,415
Elimination of intersegment receivable	(185,174)	(174,276)	(160,543)
Consolidated total assets	$230,361	$222,963	$222,018

Capital Expenditures
Total expenditures for assets for reportable segments	$10,512	$4,113	$3,868
Other asset expenditures	-	787	675
Total capital expenditures	$10,512	$4,900	$4,543

16.                SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of selected quarterly information for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012

Total revenue	$110,058	$146,334	$139,613	$122,737
Gross profit	44,612	57,630	54,960	46,718
Net income (loss)	4	7,178	3,264	(1,071)

	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011

Total revenue	$104,567	$129,090	$128,605	$119,142
Gross profit	41,686	52,527	50,790	47,646
Net income (loss)	(2,593)	5,190	1,979	(669)

	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Total revenue	$105,934	$131,082	$124,640	$109,013
Gross profit	42,003	52,036	48,545	44,716
Net income (loss)	(9,727)	1,721	1,759	(12,526)

The Company incurred financing expense of $6.8 million, $0.3 million $0.2 million, and $7.1 million in the first, second, third and fourth quarters of 2010, respectively, for legal and other costs related to the amendment to the 2010 Senior Credit Facility and the Senior Secured Notes.

17.                VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End
(in thousands)	of Period	Expenses	(a)	of Period

Description:

Year ended December 31, 2012:
Allowance for doubtful accounts receivable	$2,086	$998	$531	$2,553

Year ended December 31, 2011:
Allowance for doubtful accounts receivable	3,770	808	2,492	2,086

Year ended December 31, 2010:
Allowance for doubtful accounts receivable	3,128	1,754	1,112	3,770

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

18.                NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the year ended December 31, 2012 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$3,179	$16,767	$-	$-	$19,946
Accounts receivable - net of allowance for doubtful accounts	15,436	201,489		(185,402)	31,523
Inventories	-	65,221	-	-	65,221
Other current assets	881	12,849	-	-	13,730
Total current assets	19,496	296,326	-	(185,402)	130,420

Property and equipment, net	2,701	21,297	-	-	23,998
Intangible assets	8,851	3,514	-	-	12,365
Goodwill	49,944	-	-	-	49,944
Investment in subsidiaries	796,231	-	-	(796,231)	-
Affiliate note and investments	40,000	5,075	-	(40,000)	5,075
Other assets	6,257	2,302	-	-	8,559
Total assets	$923,480	$328,514	$-	$(1,021,633)	$230,361

Accounts payable	$631	$16,373	$-	$-	$17,004
Accrued and other liabilities	8,596	24,074	-	-	32,670
Current portion of long-term debt	195,402	40,000	-	(225,402)	10,000
Current portion of deferred revenue	126	54,457	-	-	54,583
Total current liabilities	204,755	134,904		(225,402)	114,257

Deferred revenue	1,922	32,394	-	-	34,316
Long-term debt	310,598	11,872	-	-	322,470
Other long-term liabilities	650,001	(646,887)	-	-	3,114
Total liabilities	1,167,276	(467,717)		(225,402)	474,157

Interdivisional equity	-	796,231	-	(796,231)	-
Member’s deficit	(243,796)	-	-	-	(243,796)

Total liabilities & member’s deficit	$923,480	$328,514	$-	$(1,021,633)	$230,361

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$9,097	$516,119	$-	$(6,474)	$518,742
Costs applicable to revenues	(10,961)	(310,335)	-	6,474	(314,822)
Operating expenses	(17,537)	(138,347)	-	-	(155,884)
Interest expense, net	(43,009)	63	-	-	(42,946)
Income from investment in consolidated subsidiaries	47,007	-	-	(47,007)	-
Other non operating income (expenses)	24,793	(20,191)	-	-	4,602
Income tax expense	(15)	(302)	-	-	(317)
Net income	$9,375	$47,007	$-	$(47,007)	$9,375

Cash flows from operations	$(57,706)	$68,551	$-	$3,825	$14,670
Cash flows provided by (used in) investing activities	(904)	(8,585)	-	-	(9,489)
Cash flows provided by (used in) financing activities	54,040	(55,725)	-	(3,825)	(5,510)
Cash at beginning of year	7,749	12,526	-	-	20,275
Cash at end of period	$3,179	$16,767	$-	$-	$19,946

18.                NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the year ended December 31, 2011 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Cash & cash equivalents	$7,749	$12,526	$-	$-	$20,275
Accounts receivable - net of allowance for doubtful accounts	1,295	205,953	-	(174,276)	32,972
Inventories	-	56,558	-	-	56,558
Other current assets	5,204	9,705	-	-	14,909
Total current assets	14,248	284,742	-	(174,276)	124,714

Property and equipment, net	2,906	19,657	-	-	22,563
Intangible assets	10,881	3,834	-	-	14,715
Goodwill	49,944	-	-	-	49,944
Investment in subsidiaries	749,224	-	-	(749,224)	-
Affiliate note and investments	40,000	4,587	-	(40,000)	4,587
Other assets	3,960	2,480	-	-	6,440
Total assets	$871,163	$315,300	$-	$(963,500)	$222,963

Accounts payable	$1,638	$16,412	$-	$-	18,050
Accrued and other liabilities	14,110	19,661	-	-	33,771
Current portion of long-term debt	186,698	40,000	-	(214,276)	12,422
Current portion of deferred revenue	861	54,009	-	-	54,870
Total current liabilities	203,307	130,082		(214,276)	119,113

Deferred revenue	2,045	28,934	-	-	30,979
Long-term debt	314,522	10,506	-	-	325,028
Other long-term liabilities	605,085	(603,446)	-	-	1,639
Total liabilities	1,124,959	(433,924)		(214,276)	476,759

Interdivisional equity	-	749,224	-	(749,224)	-
Member’s deficit	(253,796)	-	-	-	(253,796)
Total liabilities & member’s deficit	$871,163	$315,300	$-	$(963,500)	$222,963

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Revenue	$6,924	$474,480	$-	$-	$481,404
Costs applicable to revenues	(8,696)	(280,059)	-	-	(288,755)
Operating expenses	(17,821)	(129,517)	-	-	(147,338)
Interest expense, net	(45,330)	659	-	-	(44,671)
Income from investment in consolidated subsidiaries	40,596	-	-	(40,596)	-
Other non operating income (expenses)	28,451	(23,920)	-	-	4,531
Income tax expense	(217)	(1,047)	-	-	(1,264)
Net income	$3,907	$40,596	$-	$(40,596)	$3,907

Cash flows from operations	$(35,271)	$49,755	$-	$-	$14,484
Cash flows provided by (used in) investing activities	(3,978)	(3,762)	-	-	(7,740)
Cash flows provided by (used in) financing activities	44,927	(46,759)	-	-	(1,832)
Cash at beginning of year	2,071	13,292	-	-	15,363
Cash at end of period	$7,749	$12,526	$-	$-	$20,275

18.                NOTES OFFERING AND GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the year ended December 31, 2010 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$4,810	$465,859	$-	$-	$470,669
Costs applicable to revenues	(9,553)	(273,816)	-	-	(283,369)
Operating expenses	(32,545)	(126,932)	-	-	(159,477)
Interest expense, net	(39,616)	884	-	-	(38,732)
Income from investment in consolidated subsidiaries	61,701	-	-	(61,701)	-
Other non operating income (expenses)	(3,752)	(5,605)	-	-	(9,357)
Income tax expense	182	1,311	-	-	1,493
Net income (loss)	$(18,773)	$61,701	$-	$(61,701)	$(18,773)

Cash flows from operations	$(64,908)	$54,315	$-	$-	$(10,593)
Cash flows provided by (used in) investing activities	(1,777)	(2,104)	-	-	(3,881)
Cash flows provided (used in) by financing activities	68,354	(47,157)	-	-	21,197
Cash at beginning of year	402	8,238	-	-	8,640
Cash at end of period	$2,071	$13,292	$-	$-	$15,363

19.                SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the filing date and concluded, that except as disclosed below, no other subsequent events have occurred that would require recognition in the Company’s Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements.

On March 1, 2013, the Company received the requisite consents from noteholders of the Senior Secured Notes to amend the Indenture relating to the Senior Secured Notes outstanding and the Company’s Intercreditor Agreement to allow the CW Credit Facility to increase from $25.0 million to $35.0 million.  An aggregate fee in the amount of $0.3 million was paid to the consenting noteholders.  Consequently, Camping World, Inc. amended its agreement with the current lender of the CW Credit Facility to increase the facility to $35.0 million, reduce the interest rate margin to 2.50%, and extend the maturity to the earlier of March 1, 2018 or 180 days prior to the maturity of the Senior Secured Notes or any notes issued or exchanged to refinance the Senior Secured Notes.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (principal executive officer) and our Executive Vice President of Operations and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our President and Chief Executive Officer, along with our Executive Vice President of Operations and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer (principal executive officer) and our Executive Vice President of Operations and Chief Financial Officer (principal financial officer).

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management, with the participation of the President and Chief Executive Officer (principal executive officer) and Executive Vice President of Operations and Chief Financial Officer (principal financial officer) assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Presented below are our directors, executive officers and other key employees and their respective ages and positions as of February 28, 2013.

Name	Age	Position

Marcus A. Lemonis	39	Director, President and Chief Executive Officer

Thomas F. Wolfe	51	Executive Vice President of Operations and Chief Financial Officer

Brent Moody	51	Executive Vice President and Chief Administrative and Legal Officer

John A. Sirpilla	46	Executive Vice President and Chief Business Development Officer

Michael Siemens	50	President, Good Sam Club

Tamara Ward	45	Chief Marketing Officer

Matthew Baden	39	Executive Vice President and Chief Information Officer

Stephen Adams	75	Chairman of the Board of Directors

Andris A. Baltins	67	Director

Marcus A. Lemonis was appointed our Chief Executive Officer on January 24, 2011, and President and Chief Executive Officer of Camping World, Inc. (“Camping World”) effective September 13, 2006.  On March 18, 2011, Mr. Lemonis was elected a director of the Company.  Since 2003, Mr. Lemonis has also served as Chief Executive Officer and President of FreedomRoads.  FreedomRoads operates RV dealerships across the United States and is controlled by Mr. Adams.  Beginning February, 2011, Mr. Lemonis became an officer of CWGS Enterprises, LLC, an indirect parent of the Company that also owns FreedomRoads.  From 2001 to January 2003, Mr. Lemonis served as President, Chief Executive Officer and Chairman of the Board of Directors of Holiday RV Superstores, Inc. Holiday RV Superstores, Inc. filed for bankruptcy on October 18, 2003.  Mr. Lemonis’ contribution to the board of directors results from his extensive experience in retail, RV and automotive, business operations and entrepreneurial ventures.

Thomas F. Wolfe has been the Executive Vice President of Operations of the Company since September 27, 2011 and also its Chief Financial Officer since December 8, 2011.  From January 24, 2011 through September 26, 2011, he served as the Company’s Executive Vice President of Operations and Chief Financial Officer.  Previously, he served as Senior Vice President and Chief Financial Officer since January 1, 2004.  Prior to that time, Mr. Wolfe had been our Vice President and Controller since 1997.  Beginning February, 2011, Mr. Wolfe became an officer of CWGS Enterprises, LLC, an indirect parent of the Company that also owns FreedomRoads.  From 1991 to 1997, Mr. Wolfe was Vice President of Finance of Convenience Management Group, a privately-owned distributor of petroleum products and equipment.  From 1989 to 1991, Mr. Wolfe was Vice President and Controller of First City Properties, Inc.  From 1983 to 1988, Mr. Wolfe held a variety of staff and management positions at Deloitte & Touche LLP.

Brent Moody was appointed Executive Vice President and Chief Administrative and Legal Officer on

January 24, 2011.  Mr. Moody joined Camping World in 2002 and since that time has served Camping World as Vice President and General Counsel from 2002 to 2004, Senior Vice President/ General Counsel and Business Development from 2004 to 2006, Executive Vice President/ General Counsel and Business Development from 2006 to 2010 and Executive Vice President/ Chief Administrative and Legal Officer since 2010.   Mr. Moody also served as General Counsel of the Company from 2004 to 2006.  Mr. Moody also serves as the Executive Vice President/ Chief Administrative and Legal Officer of FreedomRoads, a position he has held since 2010, prior to which and since 2006 he served as Executive Vice President/ General Counsel and Business Development of FreedomRoads.  Beginning February, 2011, Mr. Moody became an officer of CWGS Enterprises, LLC, an indirect parent of the Company that also owns FreedomRoads.  From 1998 to 2002, Mr. Moody was a shareholder of the law firm of Greenberg Traurig, P.A. From 1996 to 1998, Mr. Moody served as Vice President and Assistant General Counsel for Blockbuster, Inc.

John A. Sirpilla was appointed Executive Vice President and Chief Business Development Officer on September 1, 2012.  Prior to that time, he was President of the Retail Operations of Camping World since January 15, 2008 and Executive Vice President of Operations for Camping World retail stores and FreedomRoads RV dealerships from June 2005 through January 2008.  He joined FreedomRoads as a Regional President in October 2003 and ran the Mid-American Region of 14 locations. Mr. Sirpilla was President and CEO of Sirpilla RV Center, Inc. for 15 years prior to joining the Company when it acquired his dealership.

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

Code of Professional Conduct

We have adopted a Code of Professional Conduct that applies to our board of directors, principal executive officer, principal financial officer, principal accounting officer and all other employees.  This Code of Professional Conduct is filed herein as Exhibit 99.1.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The following discussion and analysis describes the Company’s compensation objectives and policies as applied to the named executive officers appearing in the Summary Compensation Table below (the “Executive Officers”).  This information is intended to provide a framework within which to understand the actual compensation awarded to, earned by or paid to each Executive Officer.

In connection with our joint venture agreement with FreedomRoads, some of our officers also perform services for FreedomRoads.  Mr. Sirpilla became an officer subsequent to entering into the joint marketing agreement with FreedomRoads, and is compensated by the Company.  Mr. Lemonis was, before the joint venture agreement was implemented, and currently is Chief Executive Officer of FreedomRoads and receives his primary compensation from FreedomRoads, except for $450,000 in annual salary paid by the Company in 2012.

Compensation Objectives

Our executive compensation program is tied closely to our performance and aimed at enabling us to attract and retain the best possible executive talent.  For compensation discussions, the key performance measure is the achievement of targeted EBITDA, as adjusted.  In addition, the total compensation opportunities provided to Executive Officers reflect both the responsibility of each position (internal equity) and competitive market levels (external competitiveness).

Driving Performance:  The Company seeks to correlate the level of compensation paid to its Executive Officers, when taken as a whole, with the financial performance of the Company or the Company’s business segment that is served by the executive.  In 2012, base salary comprised 36% - 59% the total compensation opportunity for the Executive Officers excluding Mr. Lemonis, who is paid only a base salary, and Mr. Sirpilla, who was paid only a base salary for 2012 and 2011 but received a discretionary bonus for 2010.  The remaining balance of each Executive Officer’s total compensation opportunity was dependent upon increases in Company’s or the relevant business segment’s financial performance and operating profit.

The base salary and annual incentive awards granted to Executive Officers are designed to reward them for annual achievements, both individual achievements and Company achievements.  The Company has entered into employment agreements with certain Executive Officers, which are designed to drive long-term Company performance and value, and to retain the Executive Officers.

Attracting and Retaining Executive Talent:  The Company has structured the incentive opportunities under the annual incentive award programs to provide Executive Officers with a substantial upside in driving the value of the Company, which it views as a tool for attracting new talent.

Determining Compensation

The Company relied upon its own subjective judgment in designing the compensation opportunities provided to the Executive Officers.  Mr. Lemonis is responsible for making recommendations to the Chairman of the Board of Directors regarding appropriate levels of total compensation opportunities for all Executive Officers.  The Chairman of the Board of Directors makes the final decision regarding the amount of base salary and annual incentive award opportunity provided to Mr. Lemonis.  The Chairman of the Board of Directors also provides Mr. Lemonis with parameters regarding the compensation opportunities to be provided to the remaining Executive Officers.  In 2012 and 2011, Mr. Lemonis ultimately determined the amount of compensation opportunities provided to the Executive Officers within the scope of authority provided by the Chairman of the Board of Directors.

The Company does not employ a compensation consultant, nor does it engage in any formal market analysis in determining the levels of total compensation opportunity (or components thereof) provided to each Executive Officer.  Generally, the Company attempted to achieve its goal of driving performance in 2012 by making a portion, 40% - 59%, of the total compensation opportunity provided to each of the Executive Officers, excluding Mr. Lemonis who only receives a fixed salary from the Company and receives his primary compensation from FreedomRoads, and Mr. Sirpilla who was paid only a base salary in 2012 and 2011, dependent upon the Company’s annual performance.  The Company believes that the total compensation opportunities of all the Executive Officers provide a substantial incentive to each of them to drive the performance of the Company - both in the short and long-term.

Messrs. Wolfe and Siemens and Ms. Ward are eligible to receive annual incentive compensation based on the amount of combined adjusted EBITDA of the Company and FreedomRoads, which is computed as income from operations before depreciation, amortization, and financing expense (recovery) and Permitted Parent Payments, as defined in the Indenture.  The board of directors has discretion to make adjustments to EBITDA for non-recurring events such as severance, litigation expense, and other one-time items.  The Company selected combined adjusted EBITDA as a financial performance measure as EBITDA is the most critical measure of our current performance, enables debt repayment, and funds our growth and day-today operations.  Each participant will receive a portion of the combined adjusted EBITDA in an amount to be determined by Mr. Lemonis based on their position and responsibilities.  In 2012 and 2011, Mr. Wolfe was guaranteed a minimum salary of $350,000 and his overall compensation is computed as a percentage of combined adjusted EBITDA plus any discretionary bonus award.  In 2012, Ms. Ward and Mr. Siemens were added to the annual incentive compensation plan and were paid a base salary of $160,000 plus a portion of their annual incentive compensation based on estimated adjusted EBITDA.  Final amounts due under the annual incentive compensation plan are determined after year end. The annual incentive plan was maintained in 2012 without material changes to its design from 2011.

Elements of Compensation

Annual Compensation

Base Salary

Each Executive Officer receives a minimum level of fixed compensation in the form of base salary.  The Company does not review the base salaries of the Executive Officers on a regular basis; however, it has adjusted base salary levels from time to time on a discretionary basis based upon factors such as an increase in the responsibilities or duties of a particular Executive Officer.  In connection with his appointment as Chief Executive Officer in January 2011, Mr. Lemonis’ base salary was set at $450,000 for 2012 and $500,000 for 2011.

The amount of base salary paid to Executive Officers named in the Summary Compensation Table for 2012, 2011 and 2010 is reflected in the Salary column of the Summary Compensation Table below.

Annual Incentive Awards

Messrs. Wolfe and Siemens and Ms. Ward were eligible to receive annual incentive awards based on the combined adjusted EBITDA of the Company and FreedomRoads. In 2012, the combined EBITDA of the Company and FreedomRoads, after adjusting for the effects of $3.1 million of net non-recurring charges, was $130.2 million. The amount of the 2012 award for Mr. Wolfe in the table below excludes his guaranteed minimum salary of $350,000. Accordingly, the following payments were made to the Executive Officer participants:

	Percent of Combined EBITDA	Amount of 2012 Award
Thomas F. Wolfe	0.45%	$235,734
Michael Siemens	0.20%	$260,326
Tamara Ward	0.20%	$260,326

Mr. Wolfe received an annual incentive award of $52,612 pursuant to such program in 2011, which represented 0.37% of the combined adjusted EBITDA of the Company and FreedomRoads, less his annual base salary of $350,000.  For 2010, Mr. Wolfe received his annual incentive award based on the actual performance of the Company as measured under the parameters of the annual incentive award program.  The amount of Mr. Wolfe’s annual incentive award for 2010 was based on 0.25% of the Company’s adjusted EBITDA, excluding the adjusted EBITDA of the Company’s wholly owned subsidiary, Camping World, Inc. (the “2010 Value”).  The 2010 Value was $46.4 million, which led to a payment of $115,990 to Mr. Wolfe.

In 2011 and 2010, Mr. Siemens received annual incentive awards of $54,885 and $46,003, respectively, which represent 0.10% of Camping World’s and FreedomRoads’ adjusted income from operations excluding depreciation, amortization, phantom stock expense and other non-recurring expense, as measured over the year.  In 2011, Mr. Siemens had a minimum bonus guarantee of $165,000.

In 2011 and 2010, Ms. Ward received annual incentive awards of $82,328 and $69,005, respectively, which represent 0.15% of Camping World’s and FreedomRoads’ adjusted income from operations excluding depreciation, amortization, phantom stock expense and other non-recurring expense, as measured over the year.  In 2011, Ms. Ward had a minimum bonus guarantee of $135,000.

The foregoing annual incentive award amounts are reflected in the Non-Equity Incentive Compensation column of the Summary Compensation Table.

Discretionary Bonus

The Company paid the following discretionary bonuses in 2012, 2011 and 2010:

	2012 Bonus	2011 Bonus	2010 Bonus
Thomas F. Wolfe	$ 7,884	$ 83,656	$ 87,969
John Sirpilla	-	-	170,000
Michael Siemens	-	110,115	-
Tamara Ward	-	57,273	-

The amounts of the discretionary bonuses reflected above for Messrs Wolfe and Sirpilla were subjectively determined by Mr. Lemonis based on his assessment of the individual performance of each of the these Executive Officers.  The amounts of the discretionary bonuses reflected above for Mr. Sirpilla and Ms. Ward were calculated as the balance of their respective minimum bonus guarantee.

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

The amount of phantom stock expensed during 2010 for each Executive Officer having a phantom stock agreement in effect in the respective year is included in the Stock Awards column of the Summary Compensation Table below.

Mr. Wolfe entered into a phantom stock agreement with the Company, dated January 1, 2010, pursuant to which Mr. Wolfe is entitled to receive 1.0% of the increase in Company value as measured over the period beginning January 1, 2010 and ending December 31, 2010.  Mr. Wolfe was paid $138,900, or one-third of his award, on December 31, 2012, and has outstanding phantom stock awards of $277,801 as of December 31, 2012, which will be paid in equal annual installments of $138,900 in December 2013 and 2014.

Messrs. Lemonis, Sirpilla and Siemens and Ms. Ward did not receive any awards under any phantom stock agreements during 2010-2012.

Other Elements of Compensation

The Company provides a full range of benefits to its Executive Officers, including a 401(k) Savings and Profit Plan and the standard medical, dental and disability coverage, which are available to employees generally.  The Company believes that these benefits are reasonable in amount and are designed to be competitive with comparable companies.

401(k) Savings and Profit Plan

Good Sam Enterprises, LLC

Effective January 1 2012, the Good Sam Enterprises, LLC 401(k) Plan, qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”) was merged with the FreedomRewards 401(k) Defined Contribution Plan.  All employees over age eighteen, including the Executive Officers, are eligible to participate in the 401(k) Plan.  Any favorable vesting was grandfathered for any impacted participants pursuant to FreedomRewards 401(k) Plan amendment No. 3 signed December 15, 2011 and effective January 1, 2012. Employees may defer up to 75% of their eligible compensation up to Internal Revenue Service limits electing pre-tax contributions or post-tax contributions (Roth contributions).  The Company did not contribute to the plan in 2012, 2011, or 2010.

Camping World, Inc.

Beginning January 1, 2007, Camping World elected to no longer participate in the Good Sam Enterprises, LLC 401(k) Plan and elected to begin participating in the FreedomRoads 401(k) Defined Contribution Plan, FreedomRewards 401(k) Plan, qualified under Section 401(a) and 401(k) of the Internal Revenue Service Code of 1986, as amended (the “Code”).  All employees over the age of eighteen, including the Executive Officers are eligible to participate in the 401(k) Plan.  Non-highly compensated employees may defer up to 75% of their eligible compensation up to the Internal Revenue Service limits.  Highly compensated employees may defer up to 15% of their eligible compensation up to the Internal Revenue Service limits.  The Company did not contribute to the plan in 2012, 2011 or 2010.

Perquisites

The Company provides its Executive Officers with perquisites as decided by its board of directors, which it believes are appropriate components of the compensation package for the particular Executive Officer.  The Company pays the premiums on life insurance policies for all full-time employees.  In addition, annual car allowances were paid to Mr. Sirpilla, Mr. Siemens and Ms. Ward of $41,161, $19,229, and $18,352, respectively, for 2012.

Employment Agreements

The Company entered into an employment agreement with Messrs. Wolfe and Siemens, and Ms. Ward which include the terms of employment as described in more detail in the section entitled “Potential Payments upon Termination.”

Affiliate Arrangements

A subsidiary of the ultimate parent of the Company (“Intermediate Parent”), which owns directly or indirectly all of the equity interest of the Company and FreedomRoads, has agreed, in the event of a sale or disposition of Intermediate Parent at a profit, to pay persons who, in the judgment of Intermediate Parent, have played a meaningful role in enhancing the value of the Intermediate Parent, some of which persons may include employees of the Company, up to 10% of the net sales proceeds, if any, realized in such sale above certain thresholds. The Company has no contractual, compensation or contribution obligation in respect of such undertaking made by the Intermediate Parent.

Compensation Committee Report

The board of directors has reviewed and discussed the preceding Compensation Discussion and Analysis with management.  Based on that review and discussion, the board of directors recommended the Compensation Discussion and Analysis be included in the Company’s 10-K.

BY THE BOARD OF DIRECTORS:

Stephen Adams, Chair

Marcus A. Lemonis

Andris A. Baltins

Summary Compensation Table

The following table shows, for the fiscal years completed December 31, 2012, 2011 and 2010, the annual compensation paid to or earned by the Company’s President and Chief Executive Officer, the Company’s Executive Vice President of Operations and Chief Financial Officer and the other three most highly compensated executive officers who served as executive officers as of December 31, 2012 (collectively, the “Executive Officers”).

					Non-Equity
					Incentive	All
					Plan	Other
				Stock	Compen-	Compen-
		Salary	Bonus	Awards	sation	sation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)(2)	($)

Marcus A. Lemonis (3)
President and	2012	$ 450,000					450,000
Chief Executive Officer	2011	500,000	-	-	-	-	500,000
	2010	100,000	-	-	-	-	100,000

Thomas F. Wolfe
Executive Vice President	2012	350,000	7,884	-	235,734	414	594,032
of Operations and	2011	350,000	83,656	-	52,612	414	486,682
Chief Financial Officer	2010	162,350	87,969	416,701	115,990	270	783,280

John Sirpilla
Executive Vice President	2012	600,000	-	-	-	41,701	641,701
and Chief Business	2011	600,000	-	-	-	21,638	621,638
Development Officer	2010	480,000	170,000	-	-	19,592	669,592

Michael Siemens
President, Good Sam Club	2012	160,000	-	-	260,326	19,499	439,825
	2011	150,000	110,115	-	54,885	3,200	318,200
	2010	150,000	-	-	46,003	150	196,153

Tamara Ward
Chief Marketing Officer	2012	160,000	-	-	260,326	18,622	438,948
	2011	180,000	57,273	-	82,328	5,355	324,956
	2010	180,000	-	-	69,005	156	249,161

(1)                              Includes dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2010 pursuant to the phantom stock agreement for Mr. Wolfe.  See Note 14 – Deferred Phantom Stock Compensation in the Notes to Consolidated Financial Statements.

(2)                              Amounts included for 2012, 2011, and 2010 for Mr. Wolfe represent premiums for Company paid life insurance.  Includes $270 for 2012 and 2011, and $180 for 2010 of Company paid life insurance premiums for Mr. Sirpilla.  Also includes $41,431 for 2012, $21,368 for 2011 and $18,556 for 2010 for automobile allowance for Mr. Sirpilla, and $856 for 2010 for Mr. Sirpilla from re-allocated forfeitures within the FreedomRoads 401K plan.  Includes $270 for 2012, $179 for 2011 and $150 for 2010 of Company paid life insurance premiums for Mr. Siemens.  Also includes automobile allowance for Mr. Siemens of $19,229 for 2012 and $3,021 for 2011.  Includes $270 for 2012, $156 for 2011 and $156 for 2010 of Company paid life insurance premiums for Ms. Ward.  Also includes automobile allowance for Ms. Ward of $18,352 for 2012 and $5,199 for 2011.

(3)                              Does not include compensation paid by FreedomRoads.  Mr. Lemonis does not receive any compensation for his service as a director of the Company.

Outstanding Equity Awards at 2012 Fiscal Year-End

The Company does not grant Company units or options to acquire Company units to the Executive Officers.  However, the Company has historically entered into employment agreements with certain Executive Officers, which include a phantom stock component.  Mr. Wolfe has outstanding phantom stock awards earned and vested in 2010 of $277,801 as of December 31, 2012, which will be paid in equal annual installments of $138,900 in 2013 and 2014.

Potential Payments upon Termination

Overview:  The tables below reflect the estimated amount of compensation that would be payable to Messrs. Wolfe and Siemens and Ms. Ward under the terms of their employment agreement in the event of termination of his/her employment under any one of the following scenarios:

•                                           Without cause by the Company; or

•                                           By employee in the event of a material default of his/her employment agreement by the Company, which remains uncured for ten days following written notice thereof.

“Cause” includes, but is not limited to (1) a breach by Executive Officer of the terms of the applicable agreement or any other legal obligation of the Company; or (2) fraud, dishonesty, negligence, misconduct or other deliberate action by Mr. Wolfe which causes injury to the Company or any of its subsidiaries or to their respective reputations or an act of Executive involving moral turpitude or a serious crime.

Mr. Wolfe is not entitled to a severance payment upon (i) termination of the employment agreement or employment at any time by him; (ii) death; or (iii) disability.

Messrs. Lemonis and Sirpilla do not have phantom stock or employment agreements with the Company and are not entitled to a severance payment from the Company upon termination of employment.

For purposes of calculating the potential payments set forth in the table below, we have assumed that the date of termination was December 31, 2012.  The amounts set forth in the table below do not reflect any applicable tax withholdings or other deductions by the Company from the amounts otherwise payable to Messrs. Wolfe and Siemens and Ms. Ward upon termination of employment.

Payments	Mr. Wolfe		Mr. Siemens		Ms. Ward
Basic Compensation	$ 585,734	(1)	$ 160,000	(2)	$ 160,000	(2)

Accrued and unpaid annual incentive award (3)	86,951		326		326
Total	$ 672,685		$ 160,326		$ 160,326

(1)                              Represents an amount equal to one full year of salary and annual incentive award as of December 31, 2012.  The annual salary and annual incentive award in effect as of December 31, 2012 is reflected in the Salary column and the Non-Equity Incentive Plan Compensation column, respectively, of the Summary Compensation Table above.

(2)                              Represents an amount equal to one full year of the base salary as of December 31, 2012.  The annual base salary in effect as of December 31, 2012 is reflected in the Salary column of the Summary Compensation Table above.

(3)                              Represents an amount equal to accrued but unpaid annual incentive award as of December 31, 2012.

Non-Competition and Non-Solicitation Agreements: The employment agreement for Mr. Wolfe includes an eighteen month covenant not to compete and a one year non-solicitation covenant.  The employment agreements for Ms. Ward and Mr. Siemens include a two year covenant not to compete and a one year non-solicitation covenant.

Employment Terms of Employment Agreement: In addition to establishing the parameters for the severance payments described above, the employment agreement sets forth the terms of employment for Messrs. Wolfe and Siemens and Ms. Ward.

Mr. Wolfe’s employment agreement, dated January 1, 2013, provides that he will be employed as the Executive Vice President of Operations and Chief Financial Officer of the Company.  Mr. Wolfe’s employment agreement also provides that he (i) will be eligible to receive such benefits as are provided by the Company from time to time to similarly situated employees and (ii) will be eligible to participate in any future bonus programs adopted by the Company. Mr. Wolfe is entitled to receive a base salary and annual incentive award in accordance with such practices and procedures as are generally applicable to other employees.  In the event of overpayment, the overpayment shall be deducted from the next annual incentive award payment. In the event any overpayments have not been fully recovered upon the expiration or termination of the employment agreement, the unrecovered amounts shall be deducted from any potential payment due upon termination or repaid within 30 days following the Company’s written request. The term of the employment agreement expires on December 31, 2017.

Ms. Ward’s and Mr. Siemens’ employment agreements, as amended on January 1, 2012, provide that they (i) will be eligible to receive such benefits as are provided by the Company from time to time to similarly situated employees, and (ii) will be eligible to participate in any future bonus programs adopted by the Company.  Ms. Ward and Mr. Siemens are entitled to receive a base salary and annual incentive award in accordance with such practices and procedures as are generally applicable to other employees.  In the event of overpayment, the overpayment shall be deducted from the next annual incentive award payment.  In the event any overpayments have not been fully recovered upon the expiration or termination of the employment agreement, the unrecovered amounts shall be deducted from any potential payment due upon termination or repaid within 30 days following the Company’s written request.  The term of their employment agreements expire on December 31, 2016.

An Executive Officer may terminate their employment upon two weeks’ notice.  The Company may terminate the employment of an Executive Officer at any time upon written notice, effective immediately.

Director Compensation in 2012

The Company does not pay any fees or other compensation to its directors for their service in such role.

Compensation Committee Interlocks and Insider Participation

The Company does not have a Compensation Committee.  Mr. Lemonis, Director, President and Chief Executive Officer of the Company, participated in deliberations of the board of directors concerning executive officer compensation during 2012.

Compensation Policy Risk Assessment

The Company does not believe that the risks arising from the Company’s compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Beneficial Owners and Management

We are a wholly-owned subsidiary of Affinity Group Holding, LLC, or the Parent. Our Parent is an indirectly, 90% owned subsidiary of AGI Holding Corp., or AGHC, a privately-owned corporation. The following table sets forth, as of December 31, 2012, information with respect to the beneficial ownership of the common stock of our ultimate parent, AGHC, by each shareholder who is known to us to beneficially own more than 5% of the outstanding shares, each director, each executive officer listed under the caption “Management” and all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount And Nature of Beneficial Ownership(1)	Percent of Class
Stephen Adams, Director 88 Old Roxbury Rd. Roxbury, CT 06783	1,407.7	100.0%

(1)      The beneficial owner has sole voting and investment power with respect to the shares of AGHC common stock reflected in the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Following are descriptions of several transactions between the Company and FreedomRoads.  Stephen Adams, Chairman of our Board of Directors, is the sole shareholder of our ultimate parent, AGHC.  AGHC is also the ultimate parent of FreedomRoads.

Option Agreement with FreedomRoads

On December 1, 2009, our Parent and FreedomRoads entered into an Option Agreement, which was amended on November 15, 2011, which grants the Company the right and option (the “Option”) to purchase FreedomRoads’ “choice model” insurance business for a $5.0 million refundable deposit, of which $2.5 million was required to be paid up-front, with the balance payable on or before the earlier of (i) the date on which the costs of FreedomRoads incurred in implementing business policies required by the Company exceed $1.5 million, and (ii) the date upon which the Option is exercised..  The Option is exercisable on or after May 15, 2013, but before May 15, 2014. In the event the Option is not exercised, the Company has the right to the return of the deposit, less costs incurred by FreedomRoads.  The $2.5 million upfront payment is reported in non-current assets on the Company’s balance sheet as of December 31, 2012.

FreedomRoads Database License

Pursuant to our Database Contract, dated as of December 14, 2009, by and between FreedomRoads and the Company, the Company paid to FreedomRoads, a one-time fee of $1.8 million for the non-exclusive license to access the FreedomRoads database for use in connection with the sale and promotion of RV products and services for an initial term of ten years.  As of December 31, 2012, the unamortized portion of the access fee is $1.3 million.  Approximately $1.1 million of the access fee remains in Other Non-current Assets and the current portion of $180,000 is reported in Prepaid and Other Assets on the accompanying balance sheet as of December 31, 2012.  The Company has no further financial obligations under the Database Contract but has the continuing right until December 14,

2019 to the use of the data licensed by the Company under the contract.

FreedomRoads Cooperative Resources Agreement

In October 2010, the Company, Camping World and FreedomRoads entered into that certain Second Amended and Restated Cooperative Resources Agreement pursuant to which the parties make their databases available to each other for use in their respective businesses and agree to receive and provide certain reports containing club member and customer information. In addition, FreedomRoads is granted (i) the right to market and advertise its business in all of the Company’s and Camping World’s marketing channels and (ii) a non-transferable, non-assignable license to use certain Camping World trademarks in connection with its business. In consideration for such license, FreedomRoads is obligated to pay a license fee to the Company beginning October 1, 2010, in an amount equal to $937,500 per quarter. FreedomRoads is also obligated to reimburse the Company’s Camping World subsidiary for costs associated with the management, maintenance and monitoring of the FreedomRoads customer database, and for call center and online retail services.

The term of the agreement is for 25 years, subject to certain early termination provisions, including a change of control of any of the parties, the entry of a final judgment against any party for the payment of money in excess of $2.5 million, or a default by any party under any agreement which is likely to result in a claim exceeding $2.5 million.

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

Camping World and FreedomRoads Joint Venture Agreement

In February 2006, Camping World and FreedomRoads entered into that certain Joint Venture Agreement pursuant to which the parties are to act cooperatively with a view to maximizing synergies and to locate, establish and utilize mutually beneficial relationships that are available only to the parties acting together that would not otherwise be available to either party independently. Under this agreement, Camping World paid FreedomRoads approximately $33.2 million, $24.6 million and $21.0 million for the 2012, 2011, and 2010 fiscal years, respectively, and FreedomRoads paid Camping World approximately $45.0 million, $32.9 million and $30.8 million for 2012, 2011, and 2010 fiscal years, respectively.

FreedomRoads Leases

In connection with our effort to expand the number of Camping World stores by developing retail alliances with RV dealerships across North America, the Company established 68 Camping World stores alongside or within RV dealerships owned by FreedomRoads, and we expect additional Camping World stores will be located alongside or within such RV dealerships in the future.  As of December 31, 2012, the Company leased 55 properties from FreedomRoads and sub-leased 3 properties to FreedomRoads, and Camping World was a joint tenant with FreedomRoads under 11 leases.  Total payments by Camping World to FreedomRoads under these 55 leased properties for the 2012, 2011 and 2010 fiscal years were approximately $5.6 million, $5.5 million and $5.5 million, respectively.   Future commitments under these leases total approximately $24.2 million. The leases expire at various dates from August 2013 through May 2032.  For the 2012, 2011 and 2010 fiscal years, lease payments received from FreedomRoads for the three subleased properties were approximately $0.4 million for each year, and future payments to be received under these subleases total approximately $1.3 million. We believe these leases were at rental rates that were at or below market at the time made and are on customary arms-length terms.

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

On November 14, 2011, as part of an agreement to amend the Lease pertaining to the Company’s Ventura facility, which amendment affords the Company the right to early termination of its obligations under the Ventura Lease, the Company made a $3.1 million investment in 12% notes of FreedomRoads repayable in November and December 2012.  The investment was repaid in full in December 2012.

AGRP’s debt service was scheduled to increase on January 1, 2012 by $506,563 annually, which would have resulted in an annual increase of $506,563 in net rent payable by the Company on the Leases. On December 29, 2011, in consideration of AGRP’s agreement to amend the Management Agreement to provide that the Management Fee payable to the Company by AGRP not be reduced on account of changes in debt service on AGRP’s indebtedness, the Company agreed to extend payment of principal and interest on the Leaseback Note until maturity, whether by acceleration or otherwise, of the Company’s 11.50% Senior Secured Notes Due 2016.  The balance outstanding at December 31, 2012 and 2011 was $5.1 million and $4.6 million, respectively.

On December 29, 2011, AGRP Holding Corp. sold six of the eleven real estate properties to a third party.  In 2012, AGRP Holding Corp. sold two real estate properties to a third party; one on January 9, 2012, and one on December 28, 2012.  The leases on the real estate properties sold in 2012 were terminated.  The average net annual lease payments over the lives of the three remaining property leases are $1.1 million.

On December 24, 2012, the Company loaned $2.5 million to FRHP Lincolnshire, LLC, a subsidiary of FreedomRoads and an entity controlled by Stephen Adams who indirectly owns a controlling interest in the Company, repayable on January 31, 2014.  The investment carries an interest rate of 12.0% and is included in Other Assets.

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

Director Independence

The Company’s securities are not listed on any national securities exchange and the Company is not subject to any director independence requirements. In addition, the Company has not adopted its own standards of director independence. For purposes of this disclosure, the Company has reviewed the independence of its directors under the standards adopted by the New York Stock Exchange. The Company believes that none of the members of the board of directors are independent under the New York Stock Exchange standards.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The board of directors engaged Ernst & Young LLP as an independent Registered Public Accounting Firm to examine our accounts for the fiscal years ending December 31, 2012 and 2011.

Audit Fees

The aggregate audit fees paid to Ernst & Young LLP for the fiscal years ended December 31, 2012 and 2011 were $474,000 and $461,000, respectively.  These fees include amounts for the audit of the Company’s consolidated annual financial statements, stand alone audits of certain subsidiaries, and the reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, including assistance with and review of documents filed with the SEC.

Audit-Related Fees

No audit-related fees were paid to Ernst & Young LLP for the fiscal years ended December 31, 2012 and 2011.

Tax Fees

There were no fees paid to Ernst & Young LLP for tax services rendered for the fiscal years ended December 31, 2012 and 2011.

All Other Fees

There were no other fees paid to Ernst & Young LLP for the years ended December 31, 2012 and 2011.

Pre-Approval Requirements

The board of directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent Registered Public Accounting Firm, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services.  All audit and non-audit services performed by Ernst & Young LLP during fiscal years 2012 and 2011 were pre-approved pursuant to the procedures outlined above.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Consolidated financial statements are included in Item 8 hereto.

(a) (2)  Consolidated financial statement schedules are included in Item 8 hereto.

(a) (3)  Listing of Exhibits:

The exhibits required to be a part of this report are listed in the Index to Exhibits which follows the signature page.

(b)      Exhibits:

Included in Item 15 (a) (3) above.

(c)      Financial Statement Schedules:

Included in Item 15 (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD SAM ENTERPRISES, LLC.

By	/s/ Marcus A. Lemonis
Marcus A. Lemonis
Chief Executive Officer

Date:	March 15, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

*	Chief Executive Officer and Director	March 15, 2013
Marcus A. Lemonis	(Principal Executive Officer)

*	Executive Vice President of Operations	March 15, 2013
Thomas F. Wolfe	and Chief Financial Officer
(Principal Financial and Accounting Officer)

*	Director	March 15, 2013
Stephen Adams

*	Director	March 15, 2013
Andris A. Baltins

By:	/s/ Thomas F. Wolfe	March 15, 2013
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

GOOD SAM ENTERPRISES, LLC

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2012

Item	Regulation S-K Exhibit Table Reference
Certificate of Organization of Affinity Group, LLC (1)	3.1

Limited Liability Agreement of Affinity Group, LLC (1)	3.2

Certificate of Organization of Good Sam Enterprises, LLC (2)	3.3

Indenture dated as of November 30, 2010 among Affinity Group, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, as Trustee (1)	4.1

Amendment and Supplement to Indenture dated as of March 2, 2011 among Affinity Group, LLC (as successor through conversion of Affinity Group, Inc. to), the Guarantors named therein and The Bank of New York Mellon Trust Company, as Trustee (1)	4.2

Registration Rights Agreement dated as of November 30, 2010 among Affinity Group, Inc., the Guarantors named herein and Jefferies & Company, Inc. and Moelis & Company LLC as initial purchasers (1)	4.3

Pledge and Security Agreement dated November 30, 2010 among Affinity Group, Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, as Collateral Agent, as amended (1)	4.4

Intercreditor Agreement dated November 30, 2010 (1)	4.5

Form of Note (1)	4.6

Credit Agreement dated as of March 1, 2010, among Camping World, Inc. and CWI, Inc., as Borrowers, the certain Subsidiaries of Borrowers party hereto as Guarantors, the financial institutions party hereto as the Lenders, SunTrust Bank, as the Issuing Bank, and SunTrust Bank, as the Administrative Agent, as amended (1)	4.7

Seventh Amendment to Credit Agreement, dated April 23, 2012 among Camping World, Inc. and CWI, Inc., as Borrowers, the Guarantors, the Lenders party hereto, and SunTrust Bank as administrative agent (4)	4.8

Ninth Amendment to Credit Agreement, dated July 23, 2012 among Camping World, Inc. and CWI, Inc., as Borrowers, the Guarantors, the Lenders party hereto, and SunTrust Bank as administrative agent (5)	4.9

Amendment to Indenture, dated as of March 6, 2013, among Good Sam Enterprises, LLC (f/k/a Affinity Group, LLC), the Guarantors named therein and The Bank of New York Mellon Trust Company, as Trustee. (6)	4.10

Item	Regulation S-K Exhibit Table Reference

Amendment to Intercreditor Agreement, dated as of March 6, 2013, by and between Good Sam Enterprises, LLC, The Bank of New York Mellon Trust Company, N.A., as Indenture Agent, and SunTrust Bank, as Administrative Agent. (6)	4.11

Tenth Amendment to Credit Agreement, dated as of March 6, 2013, among Camping World, Inc., and CWI, Inc., as Borrowers, the certain Subsidiaries of Borrowers party thereto as Guarantors, the financial institutions party thereto as the Lenders, SunTrust Bank, as the Issuing Bank, and SunTrust Bank, as the Administrative Agent. (6)	4.12

Form of Phantom Stock Agreement between certain executives and Affinity Group, Inc., as amended* (1)	10.1

401 (k) Savings and Investment Plan* (1)	10.2

Amended and Restated Choice Model Marketing Agreement dated December 21, 2012 by and among Good Sam Enterprises, LLC, Camping World, Inc., CWI, Inc. and GMAC Insurance Marketing, Inc.	10.3

Preferred Membership Unit Subscription Agreement dated March 24, 2005 between FreedomRoads Holding LLC and CWFR Capital Corp. (1)	10.4

Unsecured Promissory Note of AGRP Holding Corp., dated December 5, 2001 (1)	10.5

Agreement with Signature’s Nationwide Motor Club, Inc. dated January 1, 2011 (1)	10.6

Second Amended and Restated Cooperative Resource Agreement with FreedomRoads Holding Company, Inc. dated January 1, 2010 (1)	10.7

Amendment to Unsecured Promissory Note dated December 29, 2011 between Good Sam Enterprises, LLC and AGRP Holding Corp.(3)	10.8

Employment Contracts*
Thomas F. Wolfe, effective January 1, 2013	10.9
Michael Siemens	10.10
Tamara Ward	10.11

Subsidiaries of the Registrant	21

Powers of Attorney	24.1

Item	Regulation S-K Exhibit Table Reference
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification of Executive Vice President of Operations and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Statement of Chief Executive Officer Pursuant to 18 U.S.C Section 1350	32.1

Statement of Executive Vice President of Operations and Chief Financial Officer Pursuant to 18 U.S.C Section 1350	32.2

Code of Professional Conduct	99.1

XBRL Instant Document	101.INS

XBRL Taxonomy Extension Schema Document	101.SCH

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL

XBRL Taxonomy Extension Definition Linkbase	101.DEF

XBRL Taxonomy Extension Label Linkbase Document	101.LAB

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

(1)   Filed with the Company’s Form S-4 Registration Statement dated April 4, 2011 and incorporated by reference herein.

(2)   Filed with the Company’s Form S-4 Registration Statement Amendment 1 dated May 2, 2011 and incorporated by reference herein.

(3)   Filed with the Company’s Form 8-K dated December 29, 2011 and incorporated by reference herein.

(4)   Filed with the Company’s Form 8-K dated April 23, 2012 and incorporated by reference herein.

(5)   Filed with the Company’s Form 8-K dated July 31, 2012 and incorporated by reference herein.

(6)   Filed with the Company’s Form 8-K dated March 7, 2013 and incorporated by reference herein.

*  Management contract or compensatory plan.

A copy of any of these exhibits will be furnished at a reasonable cost to any person upon receipt from such person of a written request for such exhibit.  Such request should be sent to Good Sam Enterprises, LLC, 250 Parkway, Suite 270, Lincolnshire, IL  60069, Attention:  Chief Financial Officer