Form 10-Q
period 2013-03-31
GOOD SAM ENTERPRISES, LLC
filed 2013-05-14
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number:  000-22852

GOOD SAM ENTERPRISES, LLC

(Exact name of registrant as specified in its charter)

Delaware	13-3377709
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

250 Parkway Drive, Suite 270
Lincolnshire, IL	60069
(Address of principal executive offices)	(Zip Code)

(847) 229-6720

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*   Yes ☐   No  ☐

*The registrant has filed all Exchange Act reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No  ☒

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

(In thousands except shares and par value)

	3/31/2013	12/31/2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,791	$19,946
Accounts receivable, less allowance for doubtful accounts of $2,595 in 2013 and $2,553 in 2012	31,584	31,523
Note from affiliate	2,500	—
Inventories	77,570	65,221
Prepaid expenses and other assets	13,902	13,730
Total current assets	142,347	130,420

PROPERTY AND EQUIPMENT, net	23,620	23,998
AFFILIATE NOTES AND INVESTMENTS	5,195	5,075
INTANGIBLE ASSETS, net	12,149	12,365
GOODWILL	49,944	49,944
DEFERRED TAX ASSETS, net	88	79
OTHER ASSETS	5,920	8,480
Total assets	$239,263	$230,361

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$27,737	$17,004
Accrued interest	12,376	3,016
Accrued income taxes	2,396	2,725
Accrued liabilities	23,763	26,929
Deferred revenues and gains	53,118	54,583
Current portion of long-term debt	10,000	10,000
Total current liabilities	129,390	114,257

DEFERRED REVENUES AND GAINS	32,861	34,316
LONG-TERM DEBT, net of current portion	317,335	322,470
OTHER LONG-TERM LIABILITIES	2,946	3,114
	482,532	474,157

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Membership units, 2,000 units issued and outstanding	1	1
Member contributions	78,825	78,825
Accumulated deficit	(322,095)	(322,622)
Total member’s deficit	(243,269)	(243,796)
Total liabilities and member’s deficit	$239,263	$230,361

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2013	3/31/2012
REVENUES:
Membership services	$48,475	$49,016
Retail	65,493	61,042
	113,968	110,058

COSTS APPLICABLE TO REVENUES:
Membership services	26,926	28,184
Retail	40,845	37,262
	67,771	65,446

GROSS PROFIT	46,197	44,612

OPERATING EXPENSES:
Selling, general and administrative	30,900	31,093
Depreciation and amortization	3,132	3,476
	34,032	34,569

INCOME FROM OPERATIONS	12,165	10,043

NON-OPERATING ITEMS:
Interest income	203	218
Interest expense	(9,777)	(11,218)
Gain on derivative instrument	—	990
Loss on debt extinguishment	—	(440)
Gain on sale of assets or businesses	1,834	515
Other non-operating items, net	(1)	—
	(7,741)	(9,935)

INCOME BEFORE INCOME TAXES	4,424	108

INCOME TAX EXPENSE	(71)	(104)

NET INCOME	$4,353	$4

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	3/31/2013	3/31/2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,353	$4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,188	1,909
Amortization	944	1,567
Gain on derivative instrument	—	(990)
Loss on debt extinguishment	—	440
Provision for losses on accounts receivable	197	299
Deferred tax benefit	(9)	—
Gain on sale of assets or businesses	(1,834)	(515)
Accretion of original issue discount	256	231
Changes in operating assets and liabilities:
Accounts receivable	(268)	2,115
Inventories	(12,349)	(12,391)
Prepaid expenses and other assets	(737)	(1,318)
Accounts payable	10,733	10,003
Accrued and other liabilities	5,677	8,140
Deferred revenues and gains	(1,135)	(4,505)
Net cash provided by operating activities	8,016	4,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,830)	(3,933)
Net proceeds from sale of assets or businesses	604	55
Net change in intangible assets	(146)	—
Net cash used in investing activities	(1,372)	(3,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,826)	(300)
Borrowings on debt	3,333	6,343
Principal payments on debt	(8,724)	(9,209)
Payment of debt issue costs	(582)	—
Net cash used in financing activities	(9,799)	(3,166)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,155)	(2,055)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,946	20,275

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,791	$18,220

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Principles of Consolidation — The consolidated financial statements include the accounts of Good Sam Enterprises, LLC (“GSE”), and its subsidiaries (collectively the “Company”), presented in accordance with U.S. generally accepted accounting principles, (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission.  Affinity Group Holding, LLC (“AGHI”), a Delaware limited liability company (“Parent”), is the parent of Good Sam Enterprises, LLC.  The ultimate parent company of AGHI is AGI Holding Corp. (“AGHC”), a privately-owned corporation.  Certain prior period amounts shown within prior period financial statements have been reclassified to conform to the current period presentation.

These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2012 and notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

(2) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

Due to the sale, in the first quarter of 2013, of the Company’s remaining non-RV publications operated in the Membership Services — Media segment, the Company made a change in its reportable segments by consolidating the Membership Services — Media segment with the Membership Services segment.  The remaining publication and show operating units share common management with and cater to the same RV customer base as the Membership Services segment.  Accordingly, the new reportable segments will be (i) Membership Services and (ii) Retail.

The change in disclosure of reportable segment information reflects the manner in which the Company is currently managing its operations as the Company no longer evaluates them as separate businesses.  The Company recast the disclosure of historical results into the new business segments for all prior periods included in this report.  While this financial data reflects the change in the Company’s reportable segments described above, the Company has not in any way revised or restated its historical financial statements for any period.

The Membership Services segment operates the Good Sam Club and the Coast to Coast Club and assorted products and services, publications and shows for RV owners,

(2) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

campers and outdoor vacationers.  The President’s Club was merged into the Good Sam Club on January 1, 2012, the Golf Card Club was sold on March 1, 2012, and the seven remaining outdoor powersports magazine titles, two powersports shows and two conferences were sold in March 2013, as described in more detail in Note 3 — Statements of Cash Flows.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs. The Company evaluates performance based on profit or loss from operations before income taxes and unusual items because it believes that such measure is useful in evaluating the income and expenses of each segment that are controllable by management of that segment.  In addition, segment profit as presented herein excludes intercompany fees by which interest expense attributable to the Senior Secured Notes is allocated to such segments as management evaluates its lines of business performance before such allocation and this interest expense is evaluated on a consolidated level.

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Retail	Consolidated
THREE MONTHS ENDED MARCH 31, 2013
Revenues from external customers	$48,475	$65,493	$113,968
Depreciation and amortization	630	1,810	2,440
Gain (loss) on sale of assets	1,834	—	1,834
Interest income	602	—	602
Interest expense	33	553	586
Segment profit (loss)	20,863	(3,142)	17,721

THREE MONTHS ENDED MARCH 31, 2012
Revenues from external customers	$49,016	$61,042	$110,058
Depreciation and amortization	986	1,843	2,829
Gain (loss) on sale of assets	531	(16)	515
Interest income	677	—	677
Interest expense	—	605	605
Segment profit (loss)	17,793	(2,910)	14,883

(2) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of operating profit for reportable segments to the Company’s consolidated income before taxes for the three months ended March 31, 2013 and 2012 (in thousands):

	THREE MONTHS ENDED
	3/31/2013	3/31/2012
Income Before Income Taxes
Total operating profit for reportable segments	$17,721	$14,883
Unallocated G & A expense	(3,015)	(3,606)
Unallocated depreciation and amortization expense	(692)	(647)
Unallocated gain on derivative instrument	—	990
Unallocated loss on debt repayment	—	(440)
Elimination of intercompany interest income	(399)	(459)
Unallocated interest expense, net of intercompany elimination	(9,191)	(10,613)
Income before income taxes	$4,424	$108

The following is a reconciliation of assets of reportable segments to the Company’s consolidated total assets as of March 31, 2013 and December 31, 2012 (in thousands):

	3/31/2013	12/31/2012
Membership Services segment	$317,463	$309,140
Retail segment	89,334	88,919
Total assets for reportable segments	406,797	398,059
Intangible assets not allocated to segments	8,438	8,851
Corporate unallocated assets	6,074	8,625
Elimination of intersegment receivable	(182,046)	(185,174)
Total assets	$239,263	$230,361

(3) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the three months ended March 31 (in thousands):

	2013	2012
Cash paid during the period for:
Interest	$161	$1,740
Taxes	25	149

In March 2013, the Company completed the asset sale of seven outdoor powersports magazine titles, two powersports shows and two conferences to EPG Media, LLC for $0.6 million cash and the assumption of certain liabilities and assets, resulting in a gain of $1.8 million.  EPG Media, LLC is controlled by Mark Adams, the son of the Chairman of the Company’s Board of Directors, Stephen Adams.  The sale included prepaid assets of $0.5 million, accounts receivable of $0.1 million and the assumption of subscription liabilities totaling $1.8 million.

(3) STATEMENTS OF CASH FLOWS (continued)

On March 1, 2013, the Company received the requisite consents from noteholders of the Senior Secured Notes to amend the Indenture relating to the Senior Secured Notes outstanding and the Company’s Intercreditor Agreement to allow the CW Credit Facility to increase from $25.0 million to $35.0 million.  An aggregate fee in the amount of $0.3 million was paid to the consenting noteholders in addition to a $0.3 million amendment fee paid to the current lender of the CW Credit Facility.  See Note 5 - Debt

On February 27, 2012, and in accordance with the provisions of the indenture (the “Senior Secured Notes Indenture”) pursuant to which the Company issued its 11.5% senior secured notes due 2016 (the “Senior Secured Notes”), the Company completed an excess cash flow offer to purchase of $7.4 million in principal amount of the Senior Secured Notes.  These Senior Secured Notes were purchased by the Company and retired on February 27, 2012.  See Note 5 - Debt.  The loss on debt extinguishment includes a $0.1 million premium, $0.1 million of unamortized original issue discount and $0.2 million of capitalized finance expense related to the $7.4 million in principal purchased on February 27, 2012.

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

The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 2 — Disclosures about Segments of an Enterprise and Related Information.

(4) GOODWILL AND INTANGIBLE ASSETS (continued)

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at March 31, 2013 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	5	$34,079	$(30,936)	$3,143
Deferred financing costs	6	15,686	(6,680)	9,006
		$49,765	$(37,616)	$12,149

(5) DEBT

Senior Secured Notes

On November 30, 2010, the Company issued $333.0 million principal amount Senior Secured Notes at an original issue discount of $6.9 million, or 2.1%.  Interest on the Senior Secured Notes at a rate of 11.5% per annum is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the outstanding 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under the Company’s existing senior secured credit facility (the “2010 Senior Credit Facility”) in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to the Company’s direct parent, Affinity Group Holding, LLC, (“Parent”), to enable Parent, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012 (the “AGHI Notes”); and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of March 31, 2013, an aggregate of $325.6 million of Senior Secured Notes remain outstanding.

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

(5) DEBT (continued)

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

On April 10, 2013, the Company completed an excess cash flow offer to purchase $4.95 million in principal amount of the Senior Secured Notes, but no Senior Secured Notes were tendered.

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

(5) DEBT (continued)

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

On March 1, 2013, the Company received the requisite consents from noteholders of the Senior Secured Notes to amend the Indenture relating to the Senior Secured Notes outstanding and the Company’s Intercreditor Agreement to allow the CW Credit Facility to increase from $25.0 million to $35.0 million.  An aggregate fee in the amount of $0.3 million was paid to the consenting noteholders.  Consequently, Camping World, Inc. amended its agreement with the current lender of the CW Credit Facility to increase the facility to $35.0 million, reduce the interest rate margin to 2.50%, and extend the maturity to the earlier of March 1, 2018 or 180 days prior to the maturity of the Senior Secured Notes or any notes issued or exchanged to refinance the Senior Secured Notes.  The Company paid a $0.3 million fee to the current lender of the CW Credit Facility for the amendment.

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  As of March 31, 2013, the average interest rate on the CW Credit Facility was 2.704%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and

(5) DEBT (continued)

accounts receivable of Camping World and its subsidiaries.  The administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company entered into the Intercreditor Agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.  As of March 31, 2013, $6.5 million of CW Credit Facility remains outstanding and $5.3 million of letters of credit were issued.

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at March 31, 2013.

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

In November 2010, the Company completed an offering of $333.0 million principal amount of the Senior Secured Notes.  See Note 5 - Debt.  The Company’s present and future restricted subsidiaries guarantee the Senior Secured Notes with unconditional guarantees of payment.

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

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the three months ended March 31, 2013 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$5,946	$10,845	$—	$—	$16,791
Accounts receivable - net of allowance for doubtful accounts	32,838	183,292		(184,546)	31,584
Note from affiliate	2,500	—		—	2,500
Inventories	—	77,570	—	—	77,570
Prepaid expenses and other assets	1,060	12,842	—	—	13,902
Total current assets	42,344	284,549	—	(184,546)	142,347

Property and equipment, net	2,821	20,799	—	—	23,620
Affiliate note and investments	40,000	5,195	—	(40,000)	5,195
Intangible assets, net	8,438	3,711	—	—	12,149
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	806,916	—	—	(806,916)	—
Deferred tax assets, net	—	88		—	88
Other assets	3,831	2,089	—	—	5,920
Total assets	$954,294	$316,431	$—	$(1,031,462)	$239,263

Accounts payable	$1,127	$26,610	$—	$—	$27,737
Accrued and other liabilities	17,080	21,455	—	—	38,535
Current portion of deferred revenue	459	52,659	—	—	53,118
Current portion of long-term debt	194,546	40,000	—	(224,546)	10,000
Total current liabilities	213,212	140,724		(224,546)	129,390

Deferred revenue	1,891	30,970	—	—	32,861
Long-term debt, net of current portion	310,854	6,481	—	—	317,335
Other long-term liabilities	671,606	(668,660)	—	—	2,946
Total liabilities	1,197,563	(490,485)		(224,546)	482,532

Interdivisional equity	—	806,916	—	(806,916)	—
Member’s deficit	(243,269)	—	—	—	(243,269)
Total liabilities & member’s deficit	$954,294	$316,431	$—	$(1,031,462)	$239,263

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$950	$113,586	$—	$(568)	$113,968
Costs applicable to revenues	(521)	(67,818)	—	568	(67,771)
Operating expenses	(3,767)	(30,265)	—	—	(34,032)
Interest expense, net	(9,590)	16	—	—	(9,574)
Income from investment in consolidated subsidiaries	10,685	—	—	(10,685)	—
Other non operating income (expenses)	6,600	(4,767)	—	—	1,833
Income tax expense	(4)	(67)	—	—	(71)
Net income	$4,353	$10,685	$—	$(10,685)	$4,353

Cash flows from operations	$(13,698)	$21,714	$—	$—	$8,016
Cash flows provided by (used in) investing activities	(458)	(914)	—	—	(1,372)
Cash flows provided by (used in) financing activities	16,923	(26,722)	—	—	(9,799)
Cash at beginning of year	3,179	16,767	—	—	19,946
Cash at end of period	$5,946	$10,845	$—	$—	$16,791

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized balance sheet statements setting forth certain financial information concerning the Guarantor Subsidiaries as of December 31, 2012 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Cash & cash equivalents	$3,179	$16,767	$—	$—	$19,946
Accounts receivable - net of allowance for doubtful accounts	15,436	201,489		(185,402)	31,523
Inventories	—	65,221	—	—	65,221
Other current assets	881	12,849	—	—	13,730
Total current assets	19,496	296,326	—	(185,402)	130,420

Property and equipment, net	2,701	21,297	—	—	23,998
Intangible assets	8,851	3,514	—	—	12,365
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	796,231	—	—	(796,231)	—
Affiliate note and investments	40,000	5,075	—	(40,000)	5,075
Other assets	6,257	2,302	—	—	8,559
Total assets	$923,480	$328,514	$—	$(1,021,633)	$230,361

Accounts payable	$631	$16,373	$—	$—	17,004
Accrued and other liabilities	8,596	24,074	—	—	32,670
Current portion of long-term debt	195,402	40,000	—	(225,402)	10,000
Current portion of deferred revenue	126	54,457	—	—	54,583
Total current liabilities	204,755	134,904		(225,402)	114,257

Deferred revenue	1,922	32,394	—	—	34,316
Long-term debt	310,598	11,872	—	—	322,470
Other long-term liabilities	650,001	(646,887)	—	—	3,114
Total liabilities	1,167,276	(467,717)		(225,402)	474,157

Interdivisional equity	—	796,231	—	(796,231)	—
Member’s deficit	(243,796)	—	—	—	(243,796)
Total liabilities & member’s deficit	$923,480	$328,514	$—	$(1,021,633)	$230,361

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended March 31, 2012 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$2,931	$109,639	$—	$(2,512)	$110,058
Costs applicable to revenues	(3,851)	(64,107)	—	2,512	(65,446)
Operating expenses	(4,304)	(30,265)	—	—	(34,569)
Interest expense, net	(11,072)	72	—	—	(11,000)
Income from investment in consolidated subsidiaries	9,725	—	—	(9,725)	—
Other non operating income (expenses)	6,679	(5,614)	—	—	1,065
Income tax expense	(104)	—	—	—	(104)
Net income (loss)	$4	$9,725	$—	$(9,725)	$4

Cash flows from operations	$(8,709)	$13,698	$—	$—	$4,989
Cash flows provided by (used in) investing activities	(794)	(3,084)	—	—	(3,878)
Cash flows provided (used in) by financing activities	12,260	(15,426)	—	—	(3,166)
Cash at beginning of year	7,749	12,526	—	—	20,275
Cash at end of period	$10,506	$7,714	$—	$—	$18,220

(7) INTEREST RATE SWAP AGREEMENTS

The Company is exposed to certain risks related to its business operations. The primary risks that the Company managed by using derivatives was interest rate risk. The Company used financial instruments, including interest rate swap agreements, to reduce the Company’s risk to this exposure. The Company does not use derivatives for speculative trading purposes and are not a party to leveraged derivatives. The Company recognized all of their derivative instruments as either assets or liabilities at fair value. Fair value was determined in accordance with the accounting guidance for Fair Value Measurements. See Note 8 — Fair Value Measurements. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For derivatives designated as hedges under the accounting guidance for derivative instruments and hedging activities, the Company formally assesses, both at inception and periodically thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. The Company’s derivatives that are not designated and do not qualify as hedges under the accounting guidance for derivative instruments and hedging activities were adjusted to fair value through current earnings.

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it received periodic payments at the 3 month LIBOR-based variable rate and made periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31. The interest rate swap agreement was effective beginning October 31, 2007 and expired on October 31, 2012. On March 19, 2008, the Company

(7) INTEREST RATE SWAP AGREEMENTS (continued)

entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it received periodic payments at the 3 month LIBOR-based variable rate and made periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31. The interest rate swap was effective beginning April 30, 2008 and expired on October 31, 2012. The fair value of the swap agreements were zero at inception. The Company entered into the interest rate swap agreements to limit the effect of variable interest rates on the Company’s floating rate debt. The interest rate swap agreements were originally designated as cash flow hedges of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, the effective portion of gains and losses on the fair value of the interest rate swap agreements were previously reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affects earnings.

On June 11, 2009, the Company partially terminated the $35.0 million interest rate swap, subject to a partial termination fee of $0.6 million which was expensed. The notional amount was reduced to $20.0 million. All other terms of the interest rate swap agreement remained unchanged. As a result, the amount included in other comprehensive income related to the $35.0 million interest rate swap was reduced prorata and included in earnings as a gain (loss) on derivative instrument during the year ended December 31, 2009.

On October 31, 2012, the Company’s remaining interest rate swap agreements expired.

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for the three months ended March 31, 2013 and 2012

(in thousands):

	Interest Rate Swap Agreements
	3/31/2013	3/31/2012
Derivatives not designated as hedging instruments:
Amount of Gain recognized in income on Statement of Operations	$—	$990

Location of Gain recognized in Statement of Operations	Gain on derivative instrument

(8) FAIR VALUE MEASUREMENTS

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

As of March 31, 2013 and December 31, 2012, the Company holds Contingent

(8) FAIR VALUE MEASUREMENTS (continued)

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

The Company’s liability at March 31, 2013 and December 31, 2012, measured at fair value on a recurring basis subject to the disclosure requirements from accounting guidance, was as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2013:
Contingent consideration	(2,512)	—	—	(2,512)

As of December 31, 2012:
Contingent consideration	(2,693)	—	—	(2,693)

The fair value of the “Contingent Consideration” was calculated using a discounted cash flow model.

There have been no transfers of assets or liabilities between the fair value measurement levels and there were no material re-measurements to fair value during 2013 and 2012 of assets and liabilities that are not measured at fair value on a recurring basis.

The following table presents the reported carrying value and fair value information for the Company’s Senior Secured Notes and the CW Credit Facility. The fair values shown below for the Senior Secured Notes is based on quoted prices in the market for identical assets (Level 1), and the CW Credit Facility is based on indirect observable inputs (Level 2) (in thousands):

	3/31/2013		12/31/2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Notes	$320,854	$347,143	$320,598	$348,364
CW Credit Facility	6,481	6,481	11,872	11,872

(9) SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the filing date and concluded, that no other subsequent events have occurred that would require recognition in the Company’s Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements. On April 10, 2013, and in accordance with the terms of the Senior Secured Notes Indenture, the Company completed an excess cash flow offer to purchase $4.95 million in principal amount of the Senior Secured Notes, but no Senior Secured Notes were tendered.

ITEM 2:

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Operations and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	3/31/2013	3/31/2012	Inc/(Dec)

REVENUES:
Membership services	42.5%	44.5%	(1.1)%
Retail	57.5%	55.5%	7.3%
	100.0%	100.0%	3.6%

COSTS APPLICABLE TO REVENUES:
Membership services	23.6%	25.6%	(4.5)%
Retail	35.9%	33.9%	9.6%
	59.5%	59.5%	3.6%

GROSS PROFIT	40.5%	40.5%	3.6%

OPERATING EXPENSES:
Selling, general and administrative	27.1%	28.2%	(0.6)%
Depreciation and amortization	2.7%	3.2%	(9.9)%
	29.8%	31.4%	(1.6)%

INCOME FROM OPERATIONS	10.7%	9.1%	21.1%

NON-OPERATING ITEMS:
Interest income	0.2%	0.2%	(6.9)%
Interest expense	(8.6)%	(10.2)%	(12.8)%
Gain on derivative instrument	—	0.9%	(100.0)%
Loss on debt extinguishment	—	(0.4)%	100.0%
Gain on sale of assets or businesses	1.6%	0.5%	256.1%
Other non-operating items, net	—	—	(100.0)%
	(6.8)%	(9.0)%	(22.1)%

INCOME BEFORE INCOME TAXES	3.9%	0.1%	nm

INCOME TAX EXPENSE	(0.1)%	(0.1)%	(31.7)%

NET INCOME	3.8%	—	nm

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013

Compared With Three Months Ended March 31, 2012

Revenues

Revenues of $114.0 million for the first quarter of 2013 increased $3.9 million, or 3.6%, from the comparable period in 2012.

Membership Services revenues of $48.5 million for the first quarter of 2013 decreased $0.5 million, or 1.1%, from the comparable period in 2012.  This revenue decrease was largely attributable to a $2.0 million decrease in member events revenue due to the timing of our first annual member rally, which occurred in the first quarter of 2012 and is scheduled to occur in the second quarter of 2013, a $1.1 million reduction resulting from ten fewer issues published and four fewer shows produced primarily resulting from the sale of the outdoor powersports magazine titles and shows to EPG Media, LLC that occurred in March 2013, and a $0.2 million revenue reduction from other ancillary products.  EPG Media, LLC is controlled by Mark Adams, the son of the Chairman of the Company’s Board of Directors, Stephen Adams.  These decreases were partially offset by a $2.3 million revenue increase from the extended vehicle warranty programs due to an increase in average revenue per contract and increased contracts in force, and a $0.5 million increase from the roadside assistance programs primarily due to increased contracts in force.

Retail revenues of $65.5 million for the first quarter of 2013 increased by $4.5 million, or 7.3%, from the comparable period in 2012.  Store merchandise sales increased $5.0 million from the first quarter of 2012 due to a same store sales increase of $1.7 million, or 4.0%, and a $4.4 million increase from the opening of 17 new stores over the last fifteen months, which were partially offset by decreased revenue from discontinued stores of $1.1 million.  Five stores were closed in the last fifteen months in order to consolidate operations within specific geographic areas.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.  Also, mail order and internet sales increased $0.2 million, supplies and other revenue increased $0.4 million, and installation and service fees decreased $1.1 million.

Costs Applicable to Revenues

Costs applicable to revenues totaled $67.8 million for the first quarter of 2013, an increase of $2.3 million, or 3.6%, from the comparable period in 2012.

Membership Services costs applicable to revenues of $26.9 million for the first quarter of 2013 decreased $1.3 million, or 4.5%, from the comparable period in 2012.  This decrease consisted of a $2.5 million reduction due to the timing of the annual member rallies, and an $0.8 million reduction due to the sale of the outdoor powersports magazine titles and shows.  These decreases were partially offset by increases in program expenses for the extended vehicle warranty and roadside assistance programs of $1.5 million and $0.5 million, respectively.

Retail costs applicable to revenues for the first quarter of 2013 increased $3.6 million, or 9.6%, to $40.8 million.  The retail gross profit margin of 37.6% for the first quarter of 2013 decreased from 39.0% for the comparable period in 2012 primarily due to merchandise discounts and markdowns to drive traffic in order to expand the base of customers available to promote our higher margin Membership Services products and services, and, to a lesser extent, increased shipping and freight-in costs.

Operating Expenses

Selling, general and administrative expenses of $30.9 million for the first quarter of 2013 decreased $0.2 million compared to the first quarter of 2012. This decrease was primarily due to reduction of legal and club branding expenses of $0.5 million, reduced facility expenses of $0.3 million and other reductions of $0.1 million, partially offset by a $0.7 million increase in retail selling, general and administrative expenses, mainly related to increased labor.

Depreciation and amortization expense of $3.1 million decreased $0.3 million from the prior year primarily due to the completed amortization of customer lists related to consumer show purchases.

Income from Operations

Income from operations for the first quarter of 2013 totaled $12.2 million compared to approximately $10.1 million for the first quarter of 2012.  This increase of $2.1 million was primarily the result of an increase in gross profit for the Retail and Membership Services segments of $0.9 million and $0.7 million, respectively, and a $0.5 million decrease in operating expenses for the first quarter of 2013.

Non-Operating Items

Non-operating expenses of $7.7 million for the first quarter of 2013 decreased $2.2 million compared to the first quarter of 2012 due to a $1.5 million decrease in interest expense primarily due to the expiration of the interest rate swap agreements in October 2012, a gain of $1.8 million on sale of the powersports magazine titles, shows and conferences in 2013 (compared to a gain of $0.5 million in the first quarter of 2012, primarily relating to the sale of the Golf Card Club), and a $0.4 million reduction in loss on debt instruments, partially offset by a $1.0 million decrease in gain on derivative instruments related to the interest rate swap agreements in 2012.

Income before Income Tax

Income before income tax for the first quarter of 2013 was $4.4 million, compared to $0.1 million for the first quarter of 2012.  This $4.3 million favorable change was attributable to the $2.1 million increase in income from operations in the first quarter of 2013 and the decrease in non-operating items of $2.2 million mentioned above.

Income Tax Expense

The Company recorded income tax expense of approximately $0.1 million for the first quarter of 2013, which remained unchanged from the first quarter of 2012.

Net Income

Net income for the first quarter of 2013 was $4.4 million versus and $0 for the first quarter of 2012.  This $4.4 million increase was mainly due to the reasons discussed above.

Segment Profit (Loss)

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

Due to the sale, in the first quarter of 2013, of the Company’s remaining non-RV publications operated in the Membership Services — Media segment, the Company made a change in its reportable segments by consolidating the Membership Services — Media segment with the Membership Services segment.  The remaining publication and show operating units share common management with and cater to the same RV customer base as the Membership Services segment.  Accordingly, the new reportable segments will be (i) Membership Services and (ii) Retail.

The change in disclosure of reportable segment information reflects the manner in which the Company is currently managing its operations as the Company no longer evaluates them as separate businesses.  The Company recast the disclosure of historical results into the new business segments for all prior periods included in this report.  While this financial data reflects the change in the Company’s reportable segments described above, the Company has not in any way revised or restated its historical financial statements for any period.

The Membership Services segment operates the Good Sam Club and the Coast to Coast Club and assorted products and services, publications and shows for RV owners, campers and outdoor vacationers.  The President’s Club was merged into the Good Sam Club on January 1, 2012, the Golf Card Club was sold on March 1, 2012, and the seven remaining outdoor powersports magazine titles, two powersports shows and two conferences were sold in March 2013, as described under “Revenues” above.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items because it believes that such measure is useful in evaluating the income and expenses of each segment that are controllable by management of that segment.  In addition, segment profit as presented herein excludes intercompany fees by which interest expense attributable to the Senior Secured Notes is allocated to such segments as management evaluates its lines of business performance before such allocation and this interest expense is evaluated on a consolidated level.  See Note 2 of Notes to Unaudited

Consolidated Financial Statements - Disclosures about Segments of an Enterprise and Related Information for a reconciliation of segment profit to income before income taxes.

Membership Services segment profit of $20.9 million for the first quarter of 2013 increased $3.1 million, or 17.3%, from the comparable period in 2012.  This increase was attributable to a $1.6 million increase from the sale of the outdoor powersports magazine titles and shows, a $0.7 million increase from the Good Sam Club due to reduced direct mail and other marketing expenses, a $0.6 million increase from member events, a $0.6 million increase from consumer events due to the completed amortization of customer lists, and a $0.6 million increase from the extended vehicle warranty programs due to increase policies in force.  These increases were partially offset by a $0.6 million gain on sale of Golf Card Club in 2012 and a $0.4 million decrease from the roadside assistance products due to increased program costs.

Retail segment loss of $3.1 million for the first quarter of 2013 increased $0.2 million, or 8.0% from the comparable period in 2012 due to a $0.7 million increase in selling, general and administrative expenses partially offset by a $0.4 million increase in gross profit and a $0.1 million decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $13.0 million and $16.2 million as of March 31, 2013 and December 31, 2012, respectively.  The primary reason for the low levels of working capital is the deferred revenue and gains reported under current liabilities of $53.1 million and $54.6 million as of March 31, 2013 and December 31, 2012, respectively, which reduces working capital.  Deferred revenue is primarily comprised of cash collected for club memberships in advance of services to be provided which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings and meet our working capital needs.

Contractual Obligations and Commercial Commitments

The following table summarizes our commitments to make long-term debt, lease, deferred compensation and letter of credit payments at March 31, 2013.  This table includes principal and future interest due under our debt agreements based on interest rates as of March 31, 2013 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2013	2014 and 2015	2016 and 2017	Thereafter

Debt and future interest	$475,441	$42,381	$91,878	$341,182	$—
Operating lease obligations	219,407	18,103	45,190	34,175	121,939
Deferred compensation	569	326	243	—	—
Standby letters of credit	5,286	3,276	2,010	—	—
Grand total	$700,703	$64,086	$139,321	$375,357	$121,939

11.50% Senior Secured Notes due 2016

On November 30, 2010, the Company issued $333.0 million principal amount of Senior Secured Notes at an original issue discount of 2.1%.  Interest on the Senior Secured Notes at a rate of 11.5% per annum is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the Senior Subordinated Notes in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under our 2010 Senior Credit Facility in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to our Parent, to enable it, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding AGHI Notes; and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of March 31, 2013, an aggregate of $325.6 million of Senior Secured Notes remain outstanding.

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

Subject to certain conditions, we must make an offer to purchase some or all of the Senior Secured Notes with the excess cash flow offer amount (as defined in the Senior Secured Notes Indenture) determined for each applicable period, commencing with the annual period ending December 31, 2011, and each June 30 and December 31 thereafter, at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.  On February 27, 2012, the Company completed an excess cash flow offer to purchase $7.4 million in principal amount of the Senior Secured Notes.  These Senior Secured Notes were purchased by the Company and retired on February 27, 2012.  On July 31, 2012, the Company completed an excess cash flow offer to purchase up to $4.95 million in principal amount of the Senior Secured Notes.  The amount of Senior Secured Notes tendered was $4,000.  These

Senior Secured Notes were purchased by the Company and retired on August 7, 2012.  On April 10, 2013, the Company completed an excess cash flow offer to purchase $4.95 million in principal amount of the Senior Secured Notes, but no Senior Secured Notes were tendered.

The Senior Secured Notes and the related guarantees are our and the guarantors’ senior secured obligations.  The Senior Secured Notes (i) rank senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness, (ii) rank equal in right of payment with all of our and the guarantors’ existing and future senior indebtedness other than the obligations of our wholly-owned subsidiary, Camping World, Inc. (“Camping World”), and its subsidiaries under the credit agreement dated March 1, 2010 as amended (“CW Credit Facility”) and future replacements of that facility, (iii) are structurally subordinated to all future indebtedness of our subsidiaries that are not guarantors of the Senior Secured Notes and (iv) are effectively subordinated to the CW Credit Facility and any future credit facilities in replacement thereof to the extent of the value of the collateral securing indebtedness under such facilities.

CW Credit Facility

Our wholly-owned subsidiary, Camping World is party to the CW Credit Facility that currently provides for an asset based lending facility of up to $20.0 million for revolving loans and up to $10.0 million for letters of credit, and matures on September 1, 2014.  Interest under the revolving loans under the CW Credit Facility float at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the greater of LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  As of March 31, 2013, the average interest rate on the CW Credit Facility was 2.704%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  On July 23, 2012, Camping World amended the CW Credit Facility to provide that capital expenditures may be incurred in excess of $5.0 million if during such fiscal year (a) the holders of Camping World’s equity interest make a cash common equity contribution to Camping World in an amount at least equal to such excess, or (b) Camping World or their Subsidiaries receive proceeds from asset sales (other than inventory sold in the ordinary course of business) in an amount at least equal to such excess.

On March 1, 2013, the Company received the requisite consents from noteholders of the Senior Secured Notes to amend the Senior Secured Notes Indenture and the Company’s intercreditor agreement related to the Senior Secured Notes and CW Credit Facility to increase the amount of indebtedness that may be incurred pursuant to the Credit Facilities (as defined in the Senior Secured Notes Indenture) from $25.0 million to $35.0 million.  An aggregate fee in the amount of $0.3 million was paid to the consenting noteholders.  Subsequently, the CW Credit Facility was amended to increase the facility to $35.0 million, reduce the interest rate margin to 2.50%, and extend the maturity to the earlier of March 1, 2018 or 180 days prior to the maturity of the Senior Secured Notes or any notes issued or exchanged to refinance the Senior Secured Notes.  The Company paid a $0.3 million fee to the current lender of the CW Credit Facility for the amendment.

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the CW Credit Facility are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company have entered into an intercreditor agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.  As of March 31, 2013, $6.5 million of CW Credit Facility remains outstanding and $5.3 million of letters of credit were issued.

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  We were in compliance with all debt covenants at March 31, 2013.

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

Other Contractual Obligations and Commercial Commitments

For the three months ended March 31, 2013, the Company made payments of $0.7 million on mature deferred compensation plans.  The Company expects to pay an additional $0.3 million on the mature deferred compensation plans in 2013.

Capital expenditures for the three months ended March 31, 2013 totaling $1.8 million decreased $2.1 million from the first three months of 2012 primarily due to reduced expenditures for a point-of sale system replacement and reduced facility upgrades.  Additional capital expenditures of approximately $7.3 million are anticipated for the balance of 2013, primarily for leasehold improvements related to new stores, further point-of-sale system enhancements and other software upgrades.  These capital expenditures will be financed through cash from operations, proceeds from the sale of assets and/or capital contributions.

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

We have evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization.  We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.  The finite-lived purchased intangible assets consist of membership customer lists and deferred financing costs which have weighted average useful lives of approximately 5 and 6 years, respectively.

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

Disclosure Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains statements that are “forward looking statements,” and includes, among other things, discussions of our business strategy and expectations concerning market position, future operations, margins,  liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions.  Such statements may be identified by such words or phrases as “are anticipated to be,” “will be,” “will benefit,” “estimate,” “project,” “management believes” or similar expressions.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

Although we believe that the expectations reflected in such forward looking statements are reasonable, certain factors could cause the Company’s actual results to differ materially from those expressed or implied in any forward looking statements contained herein.  Such factors include those discussed in our annual report on Form 10-K, Item 1A, “Risk Factors.”  It is not possible to foresee all such factors and, accordingly, these factors should not be seen as complete or exhaustive.

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

Interest Rate Sensitivity Analysis

At March 31, 2013, we had debt totaling $327.3 million, net of $4.7 million in original issue discount, comprised of $6.4 million of variable rate debt, and $320.9 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of less than $0.1 million.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (principal executive officer) and the Executive Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the President and Chief Executive Officer along with the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer).

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

None

ITEM 1A:  RISK FACTORS

There were no material changes in risk factors for the Company in the quarter covered by this report.  You should carefully consider the risks and risk factors included under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company’s business, financial condition or results of operations could be materially affected by any of these risks.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5:  OTHER INFORMATION

None

ITEM 6:  EXHIBITS

See Index to Exhibits on page 32 of this report.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOD SAM ENTERPRISES, LLC

/s/ Thomas F. Wolfe
Date: May 14, 2013	Thomas F. Wolfe
Executive Vice President and
Chief Financial Officer

GOOD SAM ENTERPRISES, LLC

INDEX TO EXHIBITS

FOR FORM 10-Q

Exhibit Number	Description
3.1#	Certificate of Formation of Good Sam Enterprises, LLC

3.2	Limited Liability Company Agreement of Affinity Group, LLC [incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed April 4, 2011]

4.10

Amendment to Indenture, dated as of March 6, 2013, among the Company (f/k/a Affinity Group, LLC), the Guarantors named therein and The Bank of New York Mellon Trust Company, as Trustee [incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed March 7, 2013]

4.11

Amendment to Intercreditor Agreement, dated as of March 6, 2013, by and between Good Sam Enterprises, LLC, The Bank of New York Mellon Trust Company, N.A., as Indenture Agent, and SunTrust Bank, as Administrative Agent [incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed March 7, 2013]

4.12

Tenth Amendment to Credit Agreement, dated as of March 6, 2013, among Camping World, Inc., and CWI, Inc., as Borrowers, the certain Subsidiaries of Borrowers party thereto as Guarantors, the financial institutions party thereto as the Lenders, SunTrust Bank, as the Issuing Bank, and SunTrust Bank, as the Administrative Agent [incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed March 7, 2013]

10.9

Employment Agreement, effective January 1, 2013, by and between the Company and Thomas F. Wolfe [incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 15, 2013]

31.1#	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Statement of President and Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2#	Statement of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#  Filed herein.