Form 10-Q
period 2013-06-30
GOOD SAM ENTERPRISES, LLC
filed 2013-08-14
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

(In thousands except shares and par value)

	6/30/2013	12/31/2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,288	$19,946
Accounts receivable, less allowance for doubtful accounts of $2,601 in 2013 and $2,553 in 2012	37,236	31,523
Note from affiliate	2,500	—
Inventories	84,859	65,221
Prepaid expenses and other assets	13,572	13,730
Total current assets	155,455	130,420

PROPERTY AND EQUIPMENT, net	23,560	23,998
AFFILIATE NOTES AND INVESTMENTS	4,815	5,075
INTANGIBLE ASSETS, net	11,654	12,365
GOODWILL	49,944	49,944
DEFERRED TAX ASSETS, net	98	79
OTHER ASSETS	5,802	8,480
Total assets	$251,328	$230,361

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$25,916	$17,004
Accrued interest	3,016	3,016
Accrued income taxes	2,280	2,725
Accrued liabilities	32,021	26,929
Deferred revenues and gains	56,044	54,583
Current portion of long-term debt	5,000	10,000
Total current liabilities	124,277	114,257

DEFERRED REVENUES AND GAINS	35,838	34,316
LONG-TERM DEBT, net of current portion	324,970	322,470
OTHER LONG-TERM LIABILITIES	2,443	3,114
	487,528	474,157

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Membership units, 2,000 units issued and outstanding	1	1
Member contributions	78,825	78,825
Accumulated deficit	(315,026)	(322,622)
Total member’s deficit	(236,200)	(243,796)
Total liabilities and member’s deficit	$251,328	$230,361

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	6/30/2013	6/30/2012
REVENUES:
Membership services	$51,418	$47,391
Retail	105,523	98,943
	156,941	146,334

COSTS APPLICABLE TO REVENUES:
Membership services	31,051	28,520
Retail	64,934	60,184
	95,985	88,704

GROSS PROFIT	60,956	57,630

OPERATING EXPENSES:
Selling, general and administrative	37,617	38,107
Depreciation and amortization	3,079	3,356
	40,696	41,463

INCOME FROM OPERATIONS	20,260	16,167

NON-OPERATING ITEMS:
Interest income	197	218
Interest expense	(9,787)	(11,143)
Gain on derivative instrument	—	1,199
Gain (loss) on sale of assets or businesses	(11)	744
Other non-operating items, net	1	—
	(9,600)	(8,982)

INCOME BEFORE INCOME TAXES	10,660	7,185

INCOME TAX EXPENSE	(41)	(7)

NET INCOME	$10,619	$7,178

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2013	6/30/2012
REVENUES:
Membership services	$99,893	$96,407
Retail	171,016	159,985
	270,909	256,392

COSTS APPLICABLE TO REVENUES:
Membership services	57,977	56,704
Retail	105,779	97,446
	163,756	154,150

GROSS PROFIT	107,153	102,242

OPERATING EXPENSES:
Selling, general and administrative	68,517	69,200
Depreciation and amortization	6,211	6,832
	74,728	76,032

INCOME FROM OPERATIONS	32,425	26,210

NON-OPERATING ITEMS:
Interest income	400	436
Interest expense	(19,564)	(22,361)
Gain on derivative instrument	—	2,189
Loss on debt restructure	—	(440)
Gain on sale of assets or businesses	1,823	1,259
	(17,341)	(18,917)

INCOME BEFORE INCOME TAXES	15,084	7,293

INCOME TAX EXPENSE	(112)	(111)

NET INCOME	$14,972	$7,182

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	SIX MONTHS ENDED
	6/30/2013	6/30/2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,972	$7,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,366	4,010
Amortization	1,845	2,822
Gain on derivative instrument	—	(2,189)
Loss on debt extinguishment	—	440
Provision for losses on accounts receivable	445	692
Deferred tax benefit	(19)	—
Gain on sale of assets or businesses	(1,823)	(1,259)
Accretion of original issue discount	516	462
Changes in operating assets and liabilities:
Accounts receivable	(6,168)	1,710
Inventories	(19,638)	(22,906)
Prepaid expenses and other assets	91	(3,357)
Accounts payable	8,912	16,499
Accrued and other liabilities	3,956	(1,543)
Deferred revenues and gains	4,768	(58)
Net cash provided by operating activities	12,223	2,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,959)	(6,406)
Net proceeds from sale of assets or businesses	604	763
Net change in intangible assets	(546)	—
Net cash used in investing activities	(3,901)	(5,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,376)	(2,050)
Contribution from parent	—	1,000
Borrowings on debt	8,609	9,666
Principal payments on debt	(11,625)	(10,488)
Payment of debt issue costs	(588)	(297)
Net cash used in financing activities	(10,980)	(2,169)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,658)	(5,307)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,946	20,275

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,288	$14,968

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

These interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2012 and notes thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.  In the opinion of management of the Company, these consolidated financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

(2) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

Due to the sale, in the first quarter of 2013, of the Company’s remaining non-RV publications operated in the Membership Services — Media segment, the Company made a change in its reportable segments by consolidating the Membership Services — Media segment with the Membership Services segment.  The remaining publication and show operating units share common management with and cater to the same RV customer base as the Membership Services segment.  Accordingly, the new reportable segments will be (i) Membership Services, and (ii) Retail.

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

(2) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The Membership Services segment operates the Good Sam Club and the Coast to Coast Club and assorted products and services, publications and shows for RV owners, campers and outdoor vacationers.  The President’s Club was merged into the Good Sam Club on January 1, 2012, the Golf Card Club was sold on March 1, 2012, and the seven remaining outdoor powersports magazine titles, two powersports shows and two conferences were sold in March 2013, as described in more detail in Note 3 — Statements of Cash Flows.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs. The Company evaluates performance based on profit or loss from operations before income taxes and unusual items because it believes that such measure is useful in evaluating the income and expenses of each segment that are controllable by management of that segment.  In addition, segment profit as presented herein excludes intercompany fees by which interest expense attributable to the Company’s 11.5% senior secured notes due 2016 (the “Senior Secured Notes”) is allocated to such segments as management evaluates the performance of its lines of business before such allocation and this interest expense is evaluated on a consolidated level.

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Retail	Combined

THREE MONTHS ENDED JUNE 30, 2013
Revenues from external customers	$51,418	$105,523	$156,941
Depreciation and amortization	522	1,854	2,376
Loss on sale of assets or businesses	—	(11)	(11)
Interest income	582	—	582
Interest expense	30	562	592
Segment profit	17,919	6,383	24,302

THREE MONTHS ENDED JUNE 30, 2012
Revenues from external customers	$47,391	$98,943	$146,334
Depreciation and amortization	933	1,594	2,527
Gain (loss) on sale of assets or businesses	770	(26)	744
Interest income	659	—	659
Interest expense	—	648	648
Segment profit	15,322	5,582	20,904

SIX MONTHS ENDED JUNE 30, 2013
Revenues from external customers	$99,893	$171,016	$270,909
Depreciation and amortization	1,152	3,664	4,816
Gain (loss) on sale of assets or businesses	1,834	(11)	1,823
Interest income	1,184	—	1,184
Interest expense	63	1,115	1,178
Segment profit	38,782	3,241	42,023

SIX MONTHS ENDED JUNE 30, 2012
Revenues from external customers	$96,407	$159,985	$256,392
Depreciation and amortization	1,919	3,437	5,356
Gain (loss) on sale of assets or businesses	1,301	(42)	1,259
Interest income	1,336	—	1,336
Interest expense	—	1,253	1,253
Segment profit	33,115	2,672	35,787

(2) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of operating profit for reportable segments to the Company’s consolidated income before taxes for the three months and six months ended June 30, 2013 and 2012 (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Income Before Income Taxes
Total operating profit for reportable segments	$24,302	$20,904	$42,023	$35,787
Unallocated G & A expense	(3,359)	(3,153)	(6,374)	(6,759)
Unallocated depreciation and amortization expense	(703)	(829)	(1,395)	(1,476)
Unallocated gain on derivative instrument	—	1,199	—	2,189
Unallocated loss on debt repayment	—	—	—	(440)
Elimination of intercompany interest income	(385)	(441)	(784)	(900)
Unallocated interest expense, net of intercompany elimination	(9,195)	(10,495)	(18,386)	(21,108)
Income before income taxes	$10,660	$7,185	$15,084	$7,293

The following is a reconciliation of assets of reportable segments to the Company’s consolidated total assets as of June 30, 2013 and December 31, 2012 (in thousands):

	6/30/2013	12/31/2012
Membership Services segment	$291,214	$297,012
Retail segment	127,127	101,047
Total assets for reportable segments	418,341	398,059
Intangible assets not allocated to segments	8,268	8,851
Corporate unallocated assets	8,389	8,625
Elimination of intersegment receivable	(183,670)	(185,174)
Total assets	$251,328	$230,361

(3) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the six months ended June 30 (in thousands):

	2013	2012
Cash paid during the period for:
Interest	$19,048	$21,975
Taxes	546	32

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

(3) STATEMENTS OF CASH FLOWS (continued)

On March 1, 2013, the Company received the requisite consents from noteholders of the Senior Secured Notes to amend (a) the Indenture relating to the outstanding Senior Secured Notes (the “Senior Secured Notes Indenture”) and (b) the Intercreditor Agreement among the Company, the administrative agent under the credit agreement of Camping World, Inc. (“Camping World”) and its subsidiaries dated March 1, 2010 (as amended, “CW Credit Facility”), the collateral agent under the Senior Secured Notes Indenture and certain guarantor subsidiaries of the Company (the “Intercreditor Agreement”), in each case to allow the CW Credit Facility to increase from $25.0 million to $35.0 million.  An aggregate fee in the amount of $0.3 million was paid to the consenting noteholders in addition to a $0.3 million amendment fee paid to the current lender of the CW Credit Facility.  See Note 5 — Debt.

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

On February 27, 2012, in accordance with the provisions of the Senior Secured Notes Indenture, the Company completed an excess cash flow offer to purchase of $7.4 million in principal amount of the Senior Secured Notes.  These Senior Secured Notes were purchased by the Company and retired on February 27, 2012.  See Note 5 - Debt.  The loss on debt extinguishment includes a $0.1 million premium, $0.1 million of unamortized original issue discount and $0.2 million of capitalized finance expense related to the $7.4 million in principal Senior Secured Notes purchased on February 27, 2012.

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

(4) GOODWILL AND INTANGIBLE ASSETS (continued)

The Company’s reporting units are generally consistent with the operating segments underlying the reporting segments identified in Note 2 — Disclosures about Segments of an Enterprise and Related Information.

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at June 30, 2013 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	5	$34,479	$(31,117)	$3,362
Deferred financing costs	6	15,692	(7,400)	8,292
		$50,171	$(38,517)	$11,654

(5) DEBT

Senior Secured Notes

On November 30, 2010, the Company issued $333.0 million principal amount of the Senior Secured Notes at an original issue discount of $6.9 million, or 2.1%.  Interest on the Senior Secured Notes at a rate of 11.5% per annum is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the outstanding 9% senior subordinated notes due 2012 in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under our existing senior secured credit facility in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to the Company’s Parent to enable it, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012; and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of June 30, 2013, an aggregate of $325.6 million of Senior Secured Notes remain outstanding.

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

Subject to certain conditions, the Company is required to offer to redeem Senior Secured Notes each June 30, and December 31 beginning December 31, 2011 at 101% of principal amount tendered for redemption in an aggregate amount of the Excess Cash Flow Amount (as defined in the Senior Secured Indenture) for the respective period.  For the calendar year ended December 31, 2011, the Excess Cash Flow Amount was the greater of $7.5 million or 75% of the Excess Cash Flow.  For each six month period ending on June 30 beginning June 30, 2012, the minimum Excess Cash Flow Amount is $5.0 million if the then outstanding aggregate principal amount of the Senior Secured Notes exceeds $233.0 million or $1.0 million if the then outstanding aggregate principal amount of the Senior Secured Notes is $233.0 million or less (such amount called the “Minimum Excess Cash Flow”).  For the calendar years commencing with the calendar year ended December 31, 2012, the Excess Cash Flow Amount is the greater of (i) the Minimum Excess Cash Flow Amount, or (ii) (x) 75% of Excess Cash Flow for such annual period, minus (y) the Minimum Excess Cash Flow Amount for the immediately preceding six months period ending on June 30.  On February 27, 2012, the Company completed an excess cash flow offer to purchase $7.4 million in principal amount of the Company’s outstanding Senior Secured Notes.  The Senior Secured Notes were purchased by the Company and retired on February 27, 2012, resulting in a $0.4 million loss on debt extinguishment.  On July 31, 2012, the Company completed an excess cash flow offer to purchase up to $4.95 million in principal amount of the Senior Secured Notes.  The amount of Senior Secured Notes tendered was $4,000.  These Senior Secured Notes were purchased by the Company and retired on August 7, 2012.  On April 10, 2013 and July 29, 2013, the Company completed excess cash flow offers to purchase $4.95 million in principal amount of the Senior Secured Notes.  No Senior Secured Notes were tendered in either offer.

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

(5) DEBT (continued)

CW Credit Facility

On March 1, 2010, our wholly-owned subsidiary, Camping World, Inc. entered into the CW Credit Facility providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  Interest rates on the revolving loans under the CW Credit Facility floated at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  On December 30, 2010, the CW Credit Facility was amended to extend the maturity to September 1, 2014, to decrease the interest rate margin to 2.75%, to remove the 1% LIBOR floor, to increase the revolving loan commitment amount from $12.0 million to $20.0 million, with a $5.0 million sublimit for letters of credit, and to decrease the letters of credit commitment from $10.0 million to $5.0 million.  On April 23, 2012, the Company amended the CW Credit Facility to (a) increase borrowing availability by reducing the collateral availability block from $5.0 million to $2.5 million from October 1st of each year through the last day of February of the immediately following year, (b) eliminate any restrictions on the number of new store openings during the year, and (c) increase the interest rate margin from 2.75% to 3.25%.  On July 23, 2012, Camping World amended the CW Credit Facility to provide that capital expenditures may be incurred in excess of $5.0 million if during such fiscal year (a) the holders of Camping World’s equity interest make a cash common equity contribution to Camping World in an amount at least equal to such excess, or (b) Camping World or its subsidiaries receive proceeds from asset sales (other than inventory sold in the ordinary course of business) in an amount at least equal to such excess.

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

(5) DEBT (continued)

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the Camping World Credit Agreement are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  As of June 30, 2013, the average interest rate on the CW Credit Facility was 2.694%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company entered into the Intercreditor Agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.  As of June 30, 2013, $8.9 million of CW Credit Facility remains outstanding and $5.3 million of letters of credit were issued.

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at June 30, 2013.

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

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the six months ended June 30, 2013 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$10,221	$7,067	$—	$—	$17,288
Accounts receivable - net of allowance for doubtful accounts	5,337	215,569		(183,670)	37,236
Note from affiliate	2,500	—		—	2,500
Inventories	—	84,859	—	—	84,859
Prepaid expenses and other assets	930	12,642	—	—	13,572
Total current assets	18,988	320,137	—	(183,670)	155,455

Property and equipment, net	2,756	20,804	—	—	23,560
Affiliate note and investments	40,000	4,815	—	(40,000)	4,815
Intangible assets, net	8,268	3,386	—	—	11,654
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	824,520	—	—	(824,520)	—
Deferred tax assets, net	—	98		—	98
Other assets	3,786	2,016	—	—	5,802
Total assets	$948,262	$351,256	$—	$(1,048,190)	$251,328

Accounts payable	$371	$25,545	$—	$—	$25,916
Accrued and other liabilities	7,421	29,896	—	—	37,317
Current portion of deferred revenue	258	55,786	—	—	56,044
Current portion of long-term debt	188,670	40,000	—	(223,670)	5,000
Total current liabilities	196,720	151,227		(223,670)	124,277

Deferred revenue	1,860	33,978	—	—	35,838
Long-term debt, net of current portion	316,114	8,856	—	—	324,970
Other long-term liabilities	669,768	(667,325)	—	—	2,443
Total liabilities	1,184,462	(473,264)		(223,670)	487,528

Interdivisional equity	—	824,520	—	(824,520)	—
Member’s deficit	(236,200)	—	—	—	(236,200)
Total liabilities & member’s deficit	$948,262	$351,256	$—	$(1,048,190)	$251,328

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$3,266	$268,646	$—	$(1,003)	$270,909
Costs applicable to revenues	(2,784)	(161,975)	—	1,003	(163,756)
Operating expenses	(7,891)	(66,837)	—	—	(74,728)
Interest expense, net	(19,170)	6	—	—	(19,164)
Income from investment in consolidated subsidiaries	28,289	—	—	(28,289)	—
Other non operating income (expenses)	13,270	(11,447)	—	—	1,823
Income tax expense	(8)	(104)	—	—	(112)
Net income	$14,972	$28,289	$—	$(28,289)	$14,972

Cash flows from operations	$(2,629)	$14,852	$—	$—	$12,223
Cash flows provided by (used in) investing activities	(988)	(2,913)	—	—	(3,901)
Cash flows provided by (used in) financing activities	10,659	(21,639)	—	—	(10,980)
Cash at beginning of year	3,179	16,767	—	—	19,946
Cash at end of period	$10,221	$7,067	$—	$—	$17,288

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the three months ended June 30, 2013 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$2,316	$155,060	$—	$(435)	$156,941
Costs applicable to revenues	(2,263)	(94,157)	—	435	(95,985)
Operating expenses	(4,124)	(36,572)	—	—	(40,696)
Interest expense, net	(9,580)	(10)	—	—	(9,590)
Income from investment in consolidated subsidiaries	17,604	—	—	(17,604)	—
Other non operating income (expenses)	6,670	(6,680)	—	—	(10)
Income tax expense	(4)	(37)	—	—	(41)
Net income	$10,619	$17,604	$—	$(17,604)	$10,619

The following are summarized balance sheet statements setting forth certain financial information concerning the Guarantor Subsidiaries as of December 31, 2012 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED

Cash & cash equivalents	$3,179	$16,767	$—	$—	$19,946
Accounts receivable - net of allowance for doubtful accounts	3,308	213,617		(185,402)	31,523
Inventories	—	65,221	—	—	65,221
Prepaid expenses and other assets	881	12,849	—	—	13,730
Total current assets	7,368	308,454	—	(185,402)	130,420

Property and equipment, net	2,701	21,297	—	—	23,998
Affiliate note and investments	40,000	5,075	—	(40,000)	5,075
Intangible assets, net	8,851	3,514	—	—	12,365
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	796,231	—	—	(796,231)	—
Deferred tax assets, net	—	79	—	—	79
Other assets	6,257	2,223	—	—	8,480
Total assets	$911,352	$340,642	$—	$(1,021,633)	$230,361

Accounts payable	$631	$16,373	$—	$—	17,004
Accrued and other liabilities	8,596	24,074	—	—	32,670
Current portion of deferred revenue	126	54,457	—	—	54,583
Current portion of long-term debt	195,402	40,000	—	(225,402)	10,000
Total current liabilities	204,755	134,904		(225,402)	114,257

Deferred revenue	1,922	32,394	—	—	34,316
Long-term debt, net of current portion	310,598	11,872	—	—	322,470
Other long-term liabilities	637,873	(634,759)	—	—	3,114
Total liabilities	1,155,148	(455,589)		(225,402)	474,157

Interdivisional equity	—	796,231	—	(796,231)	—
Member’s deficit	(243,796)	—	—	—	(243,796)

Total liabilities & member’s deficit	$911,352	$340,642	$—	$(1,021,633)	$230,361

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the six months ended June 30, 2012 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$5,202	$255,644	$—	$(4,454)	$256,392
Costs applicable to revenues	(6,712)	(151,892)	—	4,454	(154,150)
Operating expenses	(8,338)	(67,694)	—	—	(76,032)
Interest expense, net	(22,008)	83	—	—	(21,925)
Income from investment in consolidated subsidiaries	25,144	—	—	(25,144)	—
Other non operating income (expenses)	14,005	(10,997)	—	—	3,008
Income tax expense	(111)	—	—	—	(111)
Net income	$7,182	$25,144	$—	$(25,144)	$7,182

Cash flows from operations	$(28,176)	$30,681	$—	$—	$2,505
Cash flows provided by (used in) investing activities	(1,094)	(4,549)	—	—	(5,643)
Cash flows provided (used in) by financing activities	31,053	(33,222)	—	—	(2,169)
Cash at beginning of year	7,749	12,526	—	—	20,275
Cash at end of period	$9,532	$5,436	$—	$—	$14,968

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended June 30, 2012 (in thousands).

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

(7) INTEREST RATE SWAP AGREEMENTS

The Company is exposed to certain risks related to its business operations.  The primary risks that the Company managed by using derivatives was interest rate risk.  The Company used financial instruments, including interest rate swap agreements, to reduce the Company’s risk to this exposure.  The Company does not use derivatives for speculative trading purposes and is not a party to leveraged derivatives.  The Company recognized all of its derivative instruments as either assets or liabilities at fair value.

(7) INTEREST RATE SWAP AGREEMENTS (continued)

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

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it received periodic payments at the 3 month LIBOR-based variable rate and made periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expired on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it received periodic payments at the 3 month LIBOR-based variable rate and made periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expired on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of variable interest rates on the Company’s floating rate debt.  The interest rate swap agreements were originally designated as cash flow hedges of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, the effective portion of gains and losses on the fair value of the interest rate swap agreements were previously reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affected earnings.

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

On October 31, 2012, the Company’s remaining interest rate swap agreements expired.  The Company is currently not a party to any interest rate swap agreements.

(7) INTEREST RATE SWAP AGREEMENTS (continued)

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for the six months ended June 30, 2013 and 2012 (in thousands):

	Interest Rate Swap Agreements
	6/30/2013	6/30/2012
Derivatives not designated as hedging instruments:
Amount of Gain recognized in income on Statement of Operations	$—	$2,189

Location of Gain recognized in Statement of Operations	Gain on derivative instrument

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

As of June 30, 2013 and December 31, 2012, the Company holds contingent consideration that is required to be measured at fair value on a recurring basis.  The contingent consideration arrangement involves the purchase of the Good Sam Travel Assist program from a current marketing partner which requires the Company to pay an agreed upon percentage of acquisition and renewal revenue over a five year period ending on July 31, 2017.  The contingent consideration approximates the projected amount that would have been received by the marketing partner over the next five years if the prior marketing agreement was extended.  This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.

The Company’s liability at June 30, 2013 and December 31, 2012, measured at fair value on a recurring basis subject to the disclosure requirements from accounting guidance, was as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2013:
Contingent consideration	(2,161)	—	—	(2,161)

As of December 31, 2012:
Contingent consideration	(2,693)	—	—	(2,693)

(8) FAIR VALUE MEASUREMENTS (continued)

The fair value of the contingent consideration was calculated using a discounted cash flow model.

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

The following table presents the reported carrying value and fair value information for the Company’s Senior Secured Notes and the CW Credit Facility.  The fair values shown below for the Senior Secured Notes is based on quoted prices in the market for identical assets (Level 1), and the CW Credit Facility is based on indirect observable inputs (Level 2) (in thousands):

	6/30/2013		12/31/2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Notes	$321,114	$346,736	$320,598	$348,364
CW Credit Facility	8,856	8,856	11,872	11,872

(9) SUBSEQUENT EVENTS

On July 29, 2013, and in accordance with the terms of the Senior Secured Notes Indenture, the Company completed an excess cash flow offer to purchase $4.95 million in principal amount of the Senior Secured Notes, but no Senior Secured Notes were tendered.  The Company has completed an evaluation of all subsequent events through the filing date and concluded that no other subsequent events have occurred that would require recognition in the Company’s Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements.

ITEM 2:

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Income and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	6/30/2013	6/30/2012	Inc/(Dec)

REVENUES:
Membership services	32.8%	32.4%	8.5%
Retail	67.2%	67.6%	6.7%
	100.0%	100.0%	7.2%

COSTS APPLICABLE TO REVENUES:
Membership services	19.8%	19.5%	8.9%
Retail	41.4%	41.1%	7.9%
	61.2%	60.6%	8.2%

GROSS PROFIT	38.8%	39.4%	5.8%

OPERATING EXPENSES:
Selling, general and administrative	24.0%	26.1%	(1.3)%
Depreciation and amortization	1.9%	2.3%	(8.3)%
	25.9%	28.4%	(1.8)%

INCOME FROM OPERATIONS	12.9%	11.0%	25.3%

NON-OPERATING ITEMS:
Interest income	0.1%	0.2%	(9.6)%
Interest expense	(6.2)%	(7.6)%	(12.2)%
Gain on derivative instrument	—	0.8%	(100.0)%
Gain (loss) on sale of assets or businesses	—	0.5%	(101.5)%
	(6.1)%	(6.1)%	6.9%

INCOME BEFORE INCOME TAXES	6.8%	4.9%	48.4%

INCOME TAX EXPENSE	—	—	485.7%

NET INCOME	6.8%	4.9%	47.9%

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Income and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	SIX MONTHS ENDED
	6/30/2013	6/30/2012	Inc/(Dec)

REVENUES:
Membership services	36.9%	37.6%	3.6%
Retail	63.1%	62.4%	6.9%
	100.0%	100.0%	5.7%

COSTS APPLICABLE TO REVENUES:
Membership services	21.4%	22.1%	2.2%
Retail	39.0%	38.0%	8.6%
	60.4%	60.1%	6.2%

GROSS PROFIT	39.6%	39.9%	4.8%

OPERATING EXPENSES:
Selling, general and administrative	25.3%	27.0%	(1.0)%
Depreciation and amortization	2.3%	2.7%	(9.1)%
	27.6%	29.7%	(1.7)%

INCOME FROM OPERATIONS	12.0%	10.2%	23.7%

NON-OPERATING ITEMS:
Interest income	0.1%	0.2%	(8.3)%
Interest expense	(7.2)%	(8.7)%	(12.5)%
Gain on derivative instrument	—	0.8%	(100.0)%
Loss on debt restructure	—	(0.2)%	100.0%
Gain on sale of assets or businesses	0.7%	0.5%	44.8%
	(6.4)%	(7.4)%	(8.3)%

INCOME BEFORE INCOME TAXES	5.6%	2.8%	106.8%

INCOME TAX EXPENSE	(0.1)%	—	0.9%

NET INCOME	5.5%	2.8%	108.5%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013

Compared With Three Months Ended June 30, 2012

Revenues

Revenues of $156.9 million for the second quarter of 2013 increased $10.6 million, or 7.2%, from the comparable period in 2012.

Membership Services revenues of $51.4 million for the second quarter of 2013 increased $4.0 million, or 8.5%, from the comparable period in 2012.  This revenue increase was largely attributable to a $3.7 million increase from the extended vehicle warranty programs due to an increase in average revenue per contract and increased contracts in force, a $1.4 million increase in revenue from the Good Sam Travel Assist program acquired in 2012, a $0.7 million increase from additional online advertising revenue in the annual directory, a $0.5 million increase from the roadside assistance programs primarily due to increased contracts in force, and a $0.5 million increase in marketing fee revenue from the vehicle insurance products.  These increases were partially offset by a $1.9 million reduction from the outdoor powersports magazine group primarily due to the sale of its remaining magazine titles and shows to EPG Media, LLC in March 2013, and a $0.9 million revenue reduction resulting from merging the President’s Club into the Good Sam Club.  EPG Media, LLC is controlled by Mark Adams, the son of the Chairman of the Company’s Board of Directors, Stephen Adams.

Retail revenues of $105.5 million for the second quarter of 2013 increased by $6.6 million, or 6.7%, from the comparable period in 2012.  Store merchandise sales increased $8.0 million from the second quarter of 2012 due to a same store sales increase of $2.9 million, or 4.3%, and a $6.0 million increase from the opening of nineteen new stores over the last eighteen months, which were partially offset by a $0.9 million decrease in revenue from three discontinued stores that were closed in the last eighteen months in order to consolidate operations within specific geographic areas.  Further, installation and service fees decreased $1.1 million, and catalog and internet revenue decreased $0.3 million.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.

Costs Applicable to Revenues

Costs applicable to revenues totaled $96.0 million for the second quarter of 2013, an increase of $7.3 million, or 8.2%, from the comparable period in 2012.

Membership Services costs applicable to revenues of $31.1 million for the second quarter of 2013 increased $2.5 million, or 8.9%, from the comparable period in 2012.  This increase consisted of higher program expenses for the extended vehicle warranty programs of $2.3 million primarily relating to increased revenue, increased program and marketing expenses for the roadside assistance programs of $0.6 million, $0.5 million of additional Good Sam Club marketing and fulfillment expenses, $0.4 million of additional expenses relating to the Travel Assist program acquired in 2012, $0.3 million of additional expense relating to the second quarter member rally, and $0.3 million of additional annual directory advertising expenses, relating to increased online revenue.  These increases were partially offset by a $1.9 million decrease relating to the sale of the outdoor powersports magazines and shows in March 2013.

Retail costs applicable to revenues for the second quarter of 2013 increased $4.8 million, or 7.9%, to $64.9 million.  The retail gross profit margin of 38.5% for the second quarter of 2013 decreased from 39.2% for the comparable period in 2012 primarily due to a change in sales mix away from the higher margin install and service fee revenue, and to a lesser extent, increased merchandise discounts and markdowns to drive store traffic in order to expand the base of customers available to promote our higher margin Membership Services products and services.

Operating Expenses

Selling, general and administrative expenses of $37.6 million for the second quarter of 2013 decreased $0.5 million compared to the second quarter of 2012. This decrease was primarily due to an $0.8 million reduction in club branding expenses, and reduced other general and administrative expenses of $0.2 million, partially offset by a $0.5 million increase in retail selling, general and administrative expenses, mainly related to increased labor in connection with the opening of 19 new stores in the last 18 months.

Depreciation and amortization expense of $3.1 million for the second quarter of 2013 decreased $0.3 million from the prior year primarily due to the completed amortization of customer lists related to consumer show purchases.

Income from Operations

Income from operations for the second quarter of 2013 totaled $20.3 million compared to $16.2 million for the second quarter of 2012.  As described in more detail under “Revenues,” “Costs Applicable to Revenues” and “Operating Expenses” above, this increase of $4.1 million was primarily the result of the increases in gross profit for the Retail and Membership Services segments of $1.8 million and $1.5 million, respectively, and a $0.8 million decrease in operating expenses for the second quarter of 2013.

Non-Operating Items

Non-operating expenses of $9.6 million for the second quarter of 2013 increased $0.6 million compared to the second quarter of 2012 due a $1.2 million decrease in gain on derivative instruments related to the interest rate swap agreements in 2012, and a $0.7 million decrease in gain on sale of assets relating to the various home and garden shows sold in June 2012, partially offset by a $1.3 million decrease in interest expense primarily due to the expiration of the interest rate swap agreements in October 2012.

Income before Income Tax

Income before income tax for the second quarter of 2013 was $10.7 million, compared to $7.2 million for the second quarter of 2012.  This $3.5 million favorable change was attributable to the $4.1 million increase in income from operations in the second quarter of 2013 partially offset by the increase in non-operating items of $0.6 million mentioned above.

Income Tax Expense

The Company recorded income tax expense of approximately $0.1 million for the second quarter of 2013, which was nearly flat compared to the approximately $0 of income tax expense recorded for the second quarter of 2012.

Net Income

Net income was $10.6 million for the second quarter of 2013 and $7.2 million for the second quarter of 2012.  This $3.4 million increase was mainly due to the reasons discussed above.

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

The Membership Services segment operates the Good Sam Club and the Coast to Coast Club and assorted products and services, publications and shows for RV owners, campers and outdoor vacationers.  The President’s Club was merged into the Good Sam Club on January 1, 2012, the Golf Card Club was sold on March 1, 2012, and the seven remaining outdoor powersports magazine titles, two powersports shows and two conferences were sold in March 2013, as described under “Revenues” above.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items because it believes that such measure is useful in evaluating the income and expenses of each segment that are controllable by management of that segment.  In addition, segment operating profit as presented herein excludes intercompany fees by which interest expense attributable to the Senior Secured Notes is allocated to such segments as management evaluates its lines of business performance before such allocation and this interest expense is evaluated on a consolidated level.  See Note 2 of Notes to Unaudited Consolidated Financial Statements - Disclosures about Segments of an Enterprise and Related Information for a reconciliation of segment operating profit to income before income taxes.

Membership Services segment operating profit of $17.9 million for the second quarter of 2013 increased $2.6 million, or 16.9%, from the comparable period in 2012.  This increase was attributable to a $1.5 million increase from the extended vehicle warranty programs due to an increased number of policies in force, an $0.8 million reduction in club branding expense, a $0.5 million increase from vehicle insurance products, a $0.4 million increase from the Travel Assist program acquired in 2012, and a $0.4 million increase from the annual directories.  These increases were partially offset by a $0.8 million decrease resulting from the merger of the President’s Club into the Good Sam Club, and a $0.2 million decrease from the roadside assistance products due to increased program costs.

Retail segment operating profit of $6.4 million for the second quarter of 2013 increased $0.8 million, or 14.3% from the comparable period in 2012 due to a $1.4 million increase in gross profit partially offset by a $0.4 million increase in selling, general and administrative expenses and a $0.2 million increase in depreciation and amortization expense.

Six Months Ended June 30, 2013

Compared With Six Months Ended June 30, 2012

Revenues

Revenues of $270.9 million for the first six months of 2013 increased $14.5 million, or 5.7%, from the comparable period in 2012.

Membership Services revenues of $99.9 million for the first six months of 2013 increased $3.5 million, or 3.6%, from the comparable period in 2012.  This revenue increase was largely attributable to a $6.0 million increase from the extended vehicle warranty programs due to an increase in average revenue per contract and increased contracts in force, a $1.8 million increase in revenue from the Travel Assist program acquired in 2012, a $1.2 million increase in the annual directory online revenue, and a $1.1 million increase from the roadside assistance programs primarily due to increased contracts in force.  These increases were partially offset by a $3.0 million reduction in the outdoor powersports magazine group primarily due to the sale of its remaining magazine titles and shows to EPG Media, LLC in March 2013, a $1.9 million reduction from an additional member rally which occurred in the first quarter of 2012, a $1.1 million revenue reduction resulting from merging the President’s Club into the Good Sam Club, and a $0.6 million reduction in revenue from various RV titles.  EPG Media, LLC is controlled by Mark Adams, the son of the Chairman of the Company’s Board of Directors, Stephen Adams.

Retail revenues of $171.0 million for the first six months of 2013 increased by $11.0 million, or 6.9%, from the comparable period in 2012.  Store merchandise sales increased $13.0 million from the first six months of 2012 due to a same store sales increase of $4.6 million, or 4.2%, and a $10.4 million increase from the opening of nineteen new stores over the last eighteen months, which were partially offset by a $2.0 million decrease in revenue from three discontinued stores that were closed in the last eighteen months in order to consolidate operations within specific geographic areas.  Further, installation and service fees decreased $2.2 million and supplies and other revenue increased $0.2 million.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.

Costs Applicable to Revenues

Costs applicable to revenues totaled $163.8 million for the first six months of 2013, an increase of $9.6 million, or 6.2%, from the comparable period in 2012.

Membership Services costs applicable to revenues of $58.0 million for the first six months of 2013 increased $1.3 million, or 2.2%, from the comparable period in 2012.  This increase consisted of higher program and marketing expenses for the extended vehicle warranty and roadside assistance programs of $3.9 million and $1.2 million, respectively, primarily relating to increased revenue, $0.6 million of additional expenses relating to the Travel Assist program acquired in 2012, $0.6 million of additional Good Sam Club marketing and fulfillment expenses, and $0.6 million of additional annual directory advertising expenses, relating to increased online revenue. These increases were partially offset by expense decreases of $2.7 million relating to the sale of the outdoor power sports magazines and shows in March 2013, $2.2 million from an additional annual rally in the first quarter of 2012, and $0.7 million from further cost containment and consolidation of RV titles.

Retail costs applicable to revenues for the first six months of 2013 increased $8.3 million, or 8.6%, to $105.8 million.  The retail gross profit margin of 38.1% for the first six months of 2013 decreased from 39.1% for the comparable period in 2012 primarily due to a change in sales mix away from the higher margin install and service fee revenue, and to a lesser extent, increased distribution expense, and increased merchandise discounts and markdowns to drive store traffic in order to expand the base of customers available to promote our higher margin Membership Services products and services.

Operating Expenses

Selling, general and administrative expenses of $68.5 million for the first six months of 2013 decreased $0.7 million compared to the first six months of 2012. This decrease was primarily due to a reduction of legal and club branding expenses of $1.3 million, and reduced other general and administrative expenses of $0.6 million, partially offset by a $1.2 million increase in retail selling, general and administrative expenses, mainly related to increased labor in connection with the opening of 19 new retail stores in the last 18 months.

Depreciation and amortization expense of $6.2 million decreased $0.6 million from the prior year primarily due to the completed amortization of customer lists related to consumer show purchases.

Income from Operations

Income from operations for the first six months of 2013 totaled $32.4 million compared to $26.2 million for the first six months of 2012.  As described in more detail under “Revenues,” “Costs Applicable to Revenues” and “Operating Expenses” above, this increase of $6.2 million was primarily the result of increases in gross profit for the Retail and Membership Services segments of $2.7 million and $2.2 million, respectively, and a $1.3 million decrease in operating expenses for the first six months of 2013.

Non-Operating Items

Non-operating expenses of $17.3 million for the first six months of 2013 decreased $1.6 million compared to the first six months of 2012 due to a $2.8 million decrease in interest expense primarily due to the expiration of the interest rate swap agreements in October 2012, a net gain on sale of businesses of $0.6 million ($1.8 million on sale of the powersports magazine titles, shows and conferences in 2013 compared to a gain of approximately $1.2 million in the first six months of 2012, primarily relating to the sale of the Golf Card Club and consumer shows), and a $0.4 million reduction in loss on debt instruments, partially offset by a $2.2 million decrease in gain on derivative instruments related to the interest rate swap agreements in 2012.

Income before Income Tax

Income before income tax for the first six months of 2013 was $15.1 million, compared to $7.3 million for the first six months of 2012.  This $7.8 million favorable change was attributable to the $6.2 million increase in income from operations in the first six months of 2013 and the decrease in non-operating items of $1.6 million mentioned above.

Income Tax Expense

The Company recorded income tax expense of approximately $0.1 million for the first six months of 2013, which remained unchanged from the first six months of 2012.

Net Income

Net income for the first six months of 2013 was $15.0 million versus $7.2 million for the first six months of 2012.  This $7.8 million increase was mainly due to the reasons discussed above.

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

The Membership Services segment operates the Good Sam Club and the Coast to Coast Club and assorted products and services, publications and shows for RV owners, campers and outdoor vacationers.  The President’s Club was merged into the Good Sam Club on January 1, 2012, the Golf Card Club was sold on March 1, 2012, and the seven remaining outdoor powersports magazine titles, two powersports shows and two conferences were sold in March 2013, as described under “Revenues” above.  The Retail segment sells specialty retail merchandise and services for RV owners primarily through retail supercenters and mail order catalogs.  The Company evaluates performance based on profit or loss from operations before income taxes and unusual items because it believes that such measure is useful in evaluating the income and expenses of each segment that are controllable by management of that segment.  In addition, segment operating profit as presented herein excludes intercompany fees by which interest expense attributable to the Senior Secured Notes is allocated to such segments as management evaluates its lines of business performance before such allocation and this interest expense is evaluated on a consolidated level.  See Note 2 of Notes to Unaudited Consolidated Financial Statements - Disclosures about Segments of an Enterprise and Related Information for a reconciliation of segment operating profit to income before income taxes.

Membership Services segment operating profit of $38.8 million for the first six months of 2013 increased $5.7 million, or 17.1%, from the comparable period in 2012.  This increase was attributable to a $2.3 million increase from the extended vehicle warranty programs due to increased policies in force, a $1.4 million increase from the consumer shows group due to the completed amortization of customer lists and reduced general and administrative expenses, a $1.0 million reduction in club branding expense, a $0.8 million increase from the Travel Assist program acquired in 2012, a net gain on sale of businesses of $0.6 million ($1.8 million increase from the sale of the outdoor powersports magazine titles and shows in 2013, compared to a $0.7 million gain on sale of home and garden shows in 2012 and a $0.5 million gain on sale of the Golf Card Club in 2012), and $0.6 million increase from the annual directories primarily due to online revenues.  These increases were partially offset by a $0.5 million decrease from the roadside assistance products due to increased program and marketing costs and $0.5 million reductions in various other costs.

Retail segment operating profit of $3.2 million for the first six months of 2013 increased $0.6 million, or 21.3% from the comparable period in 2012 due to a $1.8 million increase in gross profit and a $0.1 million decrease in interest expense, partially offset by a $1.1 million increase in selling, general and administrative expenses, and a $0.2 million increase in depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $31.2 million and $16.2 million as of June 30, 2013 and December 31, 2012, respectively.  The primary reason for the low levels of working capital is the deferred revenue and gains reported under current liabilities of $56.0 million and $54.6 million as of June 30, 2013 and December 31, 2012, respectively, which reduces working capital.  Deferred revenue is primarily comprised of cash collected for club memberships in advance of services to be provided which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings and meet our working capital needs.

Contractual Obligations and Commercial Commitments

The following table summarizes our commitments to make long-term debt, lease, deferred compensation and letter of credit payments at June 30, 2013.  This table includes principal and future interest due under our debt agreements based on interest rates as of June 30, 2013 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2013	2014 and 2015	2016 and 2017	Thereafter

Debt and future interest	$461,159	$18,841	$93,154	$349,164	$—
Operating lease obligations	240,711	12,454	46,908	37,013	144,336
Deferred compensation	500	257	243	—	—
Standby letters of credit	5,286	3,276	2,010	—	—
Grand total	$707,656	$34,828	$142,315	$386,177	$144,336

11.5% Senior Secured Notes due 2016

On November 30, 2010, the Company issued $333.0 million principal amount of 11.5% senior secured notes due 2016 (the “Senior Secured Notes”) at an original issue discount of 2.1%.  Interest on the Senior Secured Notes at a rate of 11.5% per annum is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the 9% senior subordinated notes due 2012 in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under our existing senior secured credit facility in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to our direct parent, Affinity Group Holding, LLC (“Parent”), to enable it, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012; and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of June 30, 2013, an aggregate of $325.6 million of Senior Secured Notes remain outstanding.

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

Subject to certain conditions, we must make an offer to purchase some or all of the Senior Secured Notes with the excess cash flow offer amount (as defined in the Senior Secured Notes Indenture) determined for each applicable period, commencing with the annual period ending December 31, 2011, and each June 30 and December 31 thereafter, at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.  On February 27, 2012, the Company completed an excess cash flow offer to purchase $7.4 million in principal amount of the Senior Secured Notes.  These Senior Secured Notes were purchased by the Company and retired on February 27, 2012.  On July 31, 2012, the Company completed an excess cash flow offer to purchase up to $4.95 million in principal amount of the Senior Secured Notes.  The amount of Senior Secured Notes tendered was $4,000.  These Senior Secured Notes were purchased by the Company and retired on August 7, 2012.  On April 10, 2013 and July 29, 2013, the Company completed excess cash flow offers to purchase $4.95 million in principal amount of the Senior Secured Notes.  No Senior Secured Notes were tendered in either offer.

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

CW Credit Facility

Our wholly-owned subsidiary, Camping World is party to the CW Credit Facility that currently provides for an asset based lending facility of up to $20.0 million for revolving loans and up to $10.0 million for letters of credit, and matures on September 1, 2014.  Interest rates on the revolving loans under the CW Credit Facility float at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  As of June 30, 2013, the average interest rate on the CW Credit Facility was 2.694%.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  On July 23, 2012, Camping World amended the CW Credit Facility to provide that capital expenditures may be incurred in excess of $5.0 million if during such fiscal year (a) the holders of Camping World’s equity interest make a cash common equity contribution to Camping World in an amount at least equal to such excess, or (b) Camping World or its Subsidiaries receive proceeds from asset sales (other than inventory sold in the ordinary course of business) in an amount at least equal to such excess.

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

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the CW Credit Facility are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company have entered into an intercreditor agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.  As of June 30, 2013, $8.9 million of CW Credit Facility remains outstanding and $5.3 million of letters of credit were issued.

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  We were in compliance with all debt covenants at June 30, 2013.

Interest Rate Swap Agreements

On October 15, 2007, the Company entered into a five-year interest rate swap agreement with a notional amount of $100.0 million from which it received periodic payments at the 3 month LIBOR-based variable rate and made periodic payments at a fixed rate of 5.135%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap agreement was effective beginning October 31, 2007 and expired on October 31, 2012.  On March 19, 2008, the Company entered into a 4.5 year interest rate swap agreement effective April 30, 2008 with a notional amount of $35.0 million from which it received periodic payments at the 3 month LIBOR-based variable rate and made periodic payments at a fixed rate of 3.430%, with settlement and rate reset dates every January 31, April 30, July 31, and October 31.  The interest rate swap was effective beginning April 30, 2008 and expired on October 31, 2012.  The fair value of the swap agreements were zero at inception.  The Company entered into the interest rate swap agreements to limit the effect of variable interest rates on the Company’s floating rate debt.  The interest rate swap agreements were originally designated as cash flow hedges of the variable rate interest payments due on $135.0 million of the term loans and the revolving credit facility issued June 24, 2003, and accordingly, the effective portion of gains and losses on the fair value of the interest rate swap agreements were previously reported in accumulated other comprehensive loss and reclassified to earnings in the same period in which the hedged interest payment affected earnings.  The Company is current not a party to any interest rate swap agreements.

Other Contractual Obligations and Commercial Commitments

For the six months ended June 30, 2013, the Company made payments of $0.8 million on mature deferred compensation plans.  The Company expects to pay an additional $0.3 million on the mature deferred compensation plans in 2013.

Capital expenditures for the six months ended June 30, 2013 totaling $4.0 million decreased $2.4 million from the first six months of 2012.  The decrease was primarily due to reduced expenditures for a point-of sale system replacement and reduced new store openings.  Additional capital expenditures of approximately $5.6 million are anticipated for the balance of 2013, primarily for information technology upgrades and leasehold improvements relating to new and existing retail stores.  We expect to finance these capital expenditures through cash from operations, proceeds from the sale of assets and/or capital contributions.

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

The Company utilizes derivative financial instruments to manage its exposure to interest rate risks.  The Company does not enter into derivative financial instruments for trading purposes.  The interest rate swap agreements expired on October 31, 2012.  The Company is currently not a party to any interest rate swap agreements.

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

Disclosure Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains statements that are “forward looking statements,” and includes, among other things, discussions of our business strategy and expectations concerning market position, future operations, margins,  liquidity and capital resources, as well as statements concerning the integrations of acquired operations and the achievement of financial benefits and operational efficiencies in connection with acquisitions.  Such statements may be identified by such words or phrases as “are anticipated to be,” “will be,” “will benefit,” “estimate,” “project,” “management believes,” “we expect”, and other expressions related to future periods.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in such statements and no assurance can be given that the results in any forward-looking statement will be achieved.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after such date or to reflect the occurrence of anticipated or unanticipated events.

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

The following information discusses the interest rate sensitivity to our earnings.  The range of changes chosen for this analysis reflects our view of changes which are reasonably possible over a one-year period.  These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments.  They do not include other potential effects which could impact our business as a result of these interest rate fluctuations.

Interest Rate Sensitivity Analysis

At June 30, 2013, we had debt totaling $330.0 million, net of $4.5 million in original issue discount, comprised of $8.9 million of variable rate debt, and $321.1 million of fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have an unfavorable/ favorable impact of less than $0.1 million.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (principal executive officer) and the Executive Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the President and Chief Executive Officer along with the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5:  OTHER INFORMATION

None

ITEM 6:  EXHIBITS

See Index to Exhibits on page 40 of this report.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOD SAM ENTERPRISES, LLC

/s/ Thomas F. Wolfe
Date: August 14, 2013	Thomas F. Wolfe
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