Form 10-Q
period 2013-09-30
GOOD SAM ENTERPRISES, LLC
filed 2013-11-12
CIK 910560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012

(In thousands except shares and par value)

	9/30/2013	12/31/2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,573	$19,946
Accounts receivable, less allowance for doubtful accounts of $2,723 in 2013 and $2,553 in 2012	36,551	31,523
Note from affiliate	2,500	—
Inventories	79,266	65,221
Prepaid expenses and other assets	15,579	13,730
Total current assets	167,469	130,420

PROPERTY AND EQUIPMENT, net	24,700	23,998
AFFILIATE NOTES AND INVESTMENTS	4,934	5,075
INTANGIBLE ASSETS, net	10,938	12,365
GOODWILL	49,944	49,944
DEFERRED TAX ASSETS, net	107	79
OTHER ASSETS	5,640	8,480
Total assets	$263,732	$230,361

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$21,750	$17,004
Accrued interest	12,376	3,016
Accrued income taxes	2,401	2,725
Accrued liabilities	32,213	26,929
Deferred revenues and gains	65,978	54,583
Current portion of long-term debt	10,000	10,000
Total current liabilities	144,718	114,257

DEFERRED REVENUES AND GAINS	37,333	34,316
LONG-TERM DEBT, net of current portion	311,385	322,470
OTHER LONG-TERM LIABILITIES	2,264	3,114
	495,700	474,157

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Membership units, 2,000 units issued and outstanding	1	1
Member contributions	78,825	78,825
Accumulated deficit	(310,794)	(322,622)
Total member’s deficit	(231,968)	(243,796)
Total liabilities and member’s deficit	$263,732	$230,361

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

(Unaudited)

	THREE MONTHS ENDED
	9/30/2013	9/30/2012
REVENUES:
Membership services	$46,457	$44,254
Retail	102,463	95,359
	148,920	139,613

COSTS APPLICABLE TO REVENUES:
Membership services	27,359	25,622
Retail	63,033	59,031
	90,392	84,653

GROSS PROFIT	58,528	54,960

OPERATING EXPENSES:
Selling, general and administrative	38,425	38,129
Depreciation and amortization	3,120	3,791
	41,545	41,920

INCOME FROM OPERATIONS	16,983	13,040

NON-OPERATING ITEMS:
Interest income	197	215
Interest expense	(9,758)	(11,191)
Gain on derivative instrument	—	1,259
Loss on sale of assets or businesses	(95)	(2)
	(9,656)	(9,719)

INCOME BEFORE INCOME TAXES	7,327	3,321

INCOME TAX EXPENSE	(70)	(57)

NET INCOME	$7,257	$3,264

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2013	9/30/2012
REVENUES:
Membership services	$146,350	$140,661
Retail	273,479	255,344
	419,829	396,005

COSTS APPLICABLE TO REVENUES:
Membership services	85,336	82,326
Retail	168,812	156,477
	254,148	238,803

GROSS PROFIT	165,681	157,202

OPERATING EXPENSES:
Selling, general and administrative	106,942	107,329
Depreciation and amortization	9,331	10,623
	116,273	117,952

INCOME FROM OPERATIONS	49,408	39,250

NON-OPERATING ITEMS:
Interest income	597	651
Interest expense	(29,322)	(33,552)
Gain on derivative instrument	—	3,448
Loss on debt restructure	—	(440)
Gain on sale of assets or businesses	1,728	1,257
	(26,997)	(28,636)

INCOME BEFORE INCOME TAXES	22,411	10,614

INCOME TAX EXPENSE	(182)	(168)

NET INCOME	$22,229	$10,446

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	NINE MONTHS ENDED
	9/30/2013	9/30/2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,229	$10,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,570	6,443
Amortization	2,761	4,180
Gain on derivative instrument	—	(3,448)
Loss on debt extinguishment	—	440
Provision for losses on accounts receivable	688	713
Deferred tax benefit	(28)	—
Gain on sale of assets or businesses	(1,728)	(1,257)
Accretion of original issue discount	787	703
Changes in operating assets and liabilities:
Accounts receivable	(5,726)	(1,244)
Inventories	(14,045)	(16,965)
Prepaid expenses and other assets	(1,873)	(4,980)
Accounts payable	4,746	4,764
Accrued and other liabilities	13,449	8,227
Deferred revenues and gains	16,197	9,505
Net cash provided by operating activities	44,027	17,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,399)	(8,695)
Net proceeds from sale of assets or businesses	606	764
Intangible domain names acquisition	(746)	(376)
Net cash used in investing activities	(7,539)	(8,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(10,401)	(3,800)
Contribution from parent	—	3,025
Borrowings on debt	8,609	10,541
Principal payments on debt	(20,481)	(20,450)
Payment of debt issue costs	(588)	—
Net cash used in financing activities	(22,861)	(10,684)

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,627	(1,464)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,946	20,275

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,573	$18,811

See notes to consolidated financial statements.

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Principles of Consolidation — The consolidated financial statements include the accounts of Good Sam Enterprises, LLC (“GSE”), and its subsidiaries (collectively the “Company”), presented in accordance with U.S. generally accepted accounting principles, (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission.  Affinity Group Holding, LLC (“AGHI” or “Parent”), a Delaware limited liability company, is the parent of Good Sam Enterprises, LLC.  The ultimate parent company of AGHI is AGI Holding Corp. (“AGHC”), a privately-owned corporation.  Certain prior period amounts shown within prior period financial statements have been reclassified to conform to the current period presentation.

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

Due to the sale, in the first quarter of 2013, of the Company’s remaining non-RV publications operated in the Membership Services — Media segment, the Company made a change in its reportable segments by consolidating the Membership Services — Media segment with the Membership Services segment.  The remaining publication and show operating units share common management with and cater to the same RV customer base as the Membership Services segment.  Accordingly, the Company has two reportable segments: (i) Membership Services, and (ii) Retail.

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

(2) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The Company does not allocate income taxes or unusual items to segments.  Financial information by reportable business segment is summarized as follows (in thousands):

	Membership
	Services	Retail	Combined
THREE MONTHS ENDED SEPTEMBER 30, 2013
Revenues from external customers	$46,457	$102,463	$148,920
Depreciation and amortization	504	1,866	2,370
Loss on sale of property and equipment	(1)	(94)	(95)
Interest income	562	—	562
Interest expense	26	526	552
Segment operating profit	16,770	4,368	21,138

THREE MONTHS ENDED SEPTEMBER 30, 2012
Revenues from external customers	$44,254	$95,359	$139,613
Depreciation and amortization	1,046	1,822	2,868
Gain (loss) on sale of property and equipment	1	(3)	(2)
Interest income	641	—	641
Interest expense	25	643	668
Segment operating profit	14,724	3,230	17,954

NINE MONTHS ENDED SEPTEMBER 30, 2013
Revenues from external customers	146,350	273,479	419,829
Depreciation and amortization	1,656	5,530	7,186
Gain (loss) on sale of property and equipment	1,833	(105)	1,728
Interest income	1,746	—	1,746
Interest expense	89	1,641	1,730
Segment operating profit	55,552	7,609	63,161

NINE MONTHS ENDED SEPTEMBER 30, 2012
Revenues from external customers	140,661	255,344	396,005
Depreciation and amortization	2,965	5,259	8,224
Gain (loss) on sale of property and equipment	1,302	(45)	1,257
Interest income	1,977	—	1,977
Interest expense	25	1,896	1,921
Segment operating profit	47,839	5,902	53,741

(2) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (continued)

The following is a reconciliation of operating profit for reportable segments to the Company’s consolidated income before taxes for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	9/30/2013	9/30/2012	9/30/2013	9/30/2012

Income Before Income Taxes
Total operating profit for reportable segments	$21,138	$17,954	$63,161	$53,741
Unallocated G & A expense	(3,490)	(4,020)	(9,864)	(10,779)
Unallocated depreciation and amortization expense	(750)	(923)	(2,145)	(2,399)
Unallocated gain on derivative instrument	—	1,259	—	3,448
Unallocated loss on debt repayment	—	—	—	(440)
Elimination of intercompany interest income	(365)	(426)	(1,149)	(1,326)
Unallocated interest expense, net of intercompany elimination	(9,206)	(10,523)	(27,592)	(31,631)
Income before income taxes	$7,327	$3,321	$22,411	$10,614

The following is a reconciliation of assets of reportable segments to the Company’s consolidated total assets as of September 30, 2013 and December 31, 2012 (in thousands):

	9/30/2013	12/31/2012
Membership Services segment	$310,317	$297,012
Retail segment	119,550	101,047
Total assets for reportable segments	429,867	398,059
Intangible assets not allocated to segments	7,885	8,851
Corporate unallocated assets	8,755	8,625
Elimination of intersegment receivable	(182,775)	(185,174)
Total assets	$263,732	$230,361

(3) STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the nine months ended September 30 (in thousands):

	2013	2012
Cash paid during the period for:
Interest	$19,175	$23,561
Taxes	576	276

In March 2013, the Company completed the asset sale of seven outdoor powersports magazine titles, two powersports shows and two conferences to EPG Media, LLC for $0.6 million cash and the assumption of certain liabilities and assets, resulting in a gain of $1.8 million.  The sale included prepaid assets of $0.5 million, accounts receivable of $0.1 million and the assumption of subscription liabilities totaling $1.8 million.  EPG Media, LLC is controlled by Mark Adams, the son of the Chairman of the Company’s Board of Directors, Stephen Adams.  The sale was unanimously approved by the Company’s board of directors, including its independent directors, as fair and on terms no less favorable to the Company than available from an independent third party.

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

Effective August 1, 2012, the Company acquired the Good Sam TravelAssist Program (“GSTA”) from a current marketing partner. GSTA provides travel assistance services, including emergency medical assistance and evacuation assistance services to its members.  The acquisition provides the Company full control of the marketing strategies for the program.  The results of the GSTA operations have been included in the consolidated financial statements since that date.  Prior to the acquisition, the Company had a pre-existing relationship with the marketing partner and received a marketing fee for each membership contract sold to our marketing database.  The contingent consideration arrangement requires the Company to pay an agreed upon percentage of acquisition and renewal revenue over a five year period ending on July, 31, 2017 and will be paid monthly.  The preliminary fair value of the contingent consideration arrangement at the acquisition date was $3.0 million.  We estimated the fair value of the contingent consideration using a discounted cash flow model.  The contingent consideration approximates the projected amount that would have been received by the marketing partner over the next five years if the prior marketing agreement was extended.  This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.  As of September 30, 2013, there were no significant changes in estimated contingent consideration recognized as a result of the acquisition.  The purchase price was allocated to intangible customer lists and was assigned a life of 5 years.

For the nine months ended September 30, 2012, the Company recorded an adjustment to the fair value of the interest rate swap resulting in a non-cash gain on derivative instruments of $3.4 million in the Statement of Income for the nine months ended September 30, 2012.

(3) STATEMENTS OF CASH FLOWS (continued)

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

On February 27, 2012, and in accordance with the provisions of the Senior Secured Notes Indenture pursuant to which the Company issued its Senior Secured Notes, the Company completed an excess cash flow offer to purchase of $7.4 million in principal amount of the Senior Secured Notes.  These Senior Secured Notes were purchased by the Company and retired on February 27, 2012.  See Note 5 - Debt.  The loss on debt extinguishment includes a $0.1 million premium, $0.1 million of unamortized original issue discount and $0.2 million of capitalized finance expense related to the $7.4 million in principal purchased on February 27, 2012. On July 31, 2012, the Company completed an excess cash flow offer to purchase up to $4.95 million in principal amount of the Senior Secured Notes.  The amount of Senior Secured Notes tendered was $4,000.  These Senior Secured Notes were purchased by the Company and retired on August 7, 2012.

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

Finite-lived intangible assets, related accumulated amortization and weighted average useful life consisted of the following at September 30, 2013 (in thousands, except as noted):

	Weighted
	Average Useful		Accumulated
	Life (in years)	Gross	Amortization	Net

Membership and customer lists	5	$34,679	$(31,312)	$3,367
Deferred financing costs	6	15,692	(8,121)	7,571
		$50,371	$(39,433)	$10,938

(5) DEBT

Senior Secured Notes

On November 30, 2010, the Company issued $333.0 million principal amount of the Senior Secured Notes at an original issue discount of $6.9 million, or 2.1%.  Interest on the Senior Secured Notes at a rate of 11.5% per annum is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the outstanding 9% senior subordinated notes due 2012 in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under our existing senior secured credit facility in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to the Company’s Parent to enable it, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012; and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of September 30, 2013, an aggregate of $325.6 million of Senior Secured Notes remain outstanding.

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

Subject to certain conditions, the Company is required to offer to redeem Senior Secured Notes each June 30, and December 31 beginning December 31, 2011 at 101% of principal amount tendered for redemption in an aggregate amount of the Excess Cash Flow Amount (as defined in the Senior Secured Indenture) for the respective period.  For the calendar year ended December 31, 2011, the Excess Cash Flow Amount was the greater of $7.5 million or 75% of the Excess Cash Flow.  For each six month period ending on June 30 beginning June 30, 2012, the minimum Excess Cash Flow Amount is $5.0 million if the then outstanding aggregate principal amount of the Senior Secured Notes exceeds $233.0 million or $1.0 million if the then outstanding aggregate principal

(5) DEBT (continued)

amount of the Senior Secured Notes is $233.0 million or less (such amount called the “Minimum Excess Cash Flow”).  For the calendar years commencing with the calendar year ended December 31, 2012, the Excess Cash Flow Amount is the greater of (i) the Minimum Excess Cash Flow Amount, or (ii) (x) 75% of Excess Cash Flow for such annual period, minus (y) the Minimum Excess Cash Flow Amount for the immediately preceding six months period ending on June 30.  On February 27, 2012, the Company completed an excess cash flow offer to purchase $7.4 million in principal amount of the Company’s outstanding Senior Secured Notes.  The Senior Secured Notes were purchased by the Company and retired on February 27, 2012, resulting in a $0.4 million loss on debt extinguishment.  On July 31, 2012, the Company completed an excess cash flow offer to purchase up to $4.95 million in principal amount of the Senior Secured Notes.  The amount of Senior Secured Notes tendered was $4,000.  These Senior Secured Notes were purchased by the Company and retired on August 7, 2012.  On each of April 10, 2013 and July 29, 2013, the Company completed excess cash flow offers to purchase $4.95 million in principal amount of the Senior Secured Notes.  No Senior Secured Notes were tendered in either offer.

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

CW Credit Facility

On March 1, 2010, our wholly-owned subsidiary Camping World entered into the CW Credit Facility providing for an asset based lending facility of up to $22.0 million, of which $10.0 million is available for letters of credit and $12.0 million is available for revolving loans.  Interest rates on the revolving loans under the CW Credit Facility floated at either 3.25% over the base rate (defined as the greater of the prime rate, federal funds rate plus 50 basis points or 1 month LIBOR) for borrowings whose interest is based on the prime rate or 3.25% over the LIBOR rate (defined as the LIBOR rate applicable to the period of the respective LIBOR borrowings) for borrowings whose interest is based on LIBOR.  On December 30, 2010, the CW Credit Facility was amended to extend the maturity to September 1, 2014, to decrease the interest rate margin to 2.75%, to remove the 1% LIBOR floor, to increase the revolving loan commitment amount from $12.0 million to $20.0 million, with a $5.0 million sublimit for letters of credit, and to decrease the letters of credit commitment from $10.0 million to $5.0 million.  On April 23, 2012, the Company amended the CW Credit Facility to (a) increase borrowing availability by reducing the collateral availability block from $5.0 million to $2.5 million from October 1st

(5) DEBT (continued)

of each year through the last day of February of the immediately following year, (b) eliminate any restrictions on the number of new store openings during the year, and (c) increase the interest rate margin from 2.75% to 3.25%.  On July 23, 2012, Camping World amended the CW Credit Facility to provide that capital expenditures may be incurred in excess of $5.0 million if during such fiscal year (a) the holders of Camping World’s equity interest make a cash common equity contribution to Camping World in an amount at least equal to such excess, or (b) Camping World or its subsidiaries receive proceeds from asset sales (other than inventory sold in the ordinary course of business) in an amount at least equal to such excess.

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

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the CW Credit Facility are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  Borrowings under the CW Credit Facility are based on the borrowing base of eligible inventory and accounts receivable of Camping World and its subsidiaries.  The administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company entered into the Intercreditor Agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.  As of September 30, 2013, there were no borrowings under the revolver and $5.3 million of letters of credit were issued.

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business, acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  The Company was in compliance with all debt covenants at September 30, 2013.

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

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the nine months ended September 30, 2013 (in thousands).

	GSE	GUARANTORS	NON- GUARANTOR	ELIMINATIONS	GSE CONSOLIDATED

Cash & cash equivalents	$24,380	$9,193	$—	$—	$33,573
Accounts receivable - less allowance for doubtful accounts	4,122	215,204		(182,775)	36,551
Note from affiliate	2,500	—		—	2,500
Inventories	—	79,266	—	—	79,266
Prepaid expenses and other assets	1,290	14,289	—	—	15,579
Total current assets	32,292	317,952	—	(182,775)	167,469

Property and equipment, net	3,336	21,364	—	—	24,700
Affiliate note and investments	40,000	4,934	—	(40,000)	4,934
Intangible assets, net	7,885	3,053	—	—	10,938
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	838,741	—	—	(838,741)	—
Deferred tax assets, net	—	107		—	107
Other assets	3,741	1,899	—	—	5,640
Total assets	$975,939	$349,309	$—	$(1,061,516)	$263,732

Accounts payable	$245	$21,505	$—	$—	$21,750
Accrued and other liabilities	17,179	29,811	—	—	46,990
Deferred revenue and gains	1,270	64,708	—	—	65,978
Current portion of long-term debt	192,775	40,000	—	(222,775)	10,000
Total current liabilities	211,469	156,024		(222,775)	144,718

Deferred revenue and gains	1,829	35,504	—	—	37,333
Long-term debt, net of current portion	311,385	—	—	—	311,385
Other long-term liabilities	683,224	(680,960)	—	—	2,264
Total liabilities	1,207,907	(489,432)		(222,775)	495,700

Interdivisional equity	—	838,741	—	(838,741)	—
Member’s deficit	(231,968)	—	—	—	(231,968)
Total liabilities & member’s deficit	$975,939	$349,309	$—	$(1,061,516)	$263,732

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$4,239	$416,892	$—	$(1,302)	$419,829
Costs applicable to revenues	(3,370)	(252,080)	—	1,302	(254,148)
Operating expenses	(12,151)	(104,122)	—	—	(116,273)
Interest expense, net	(28,741)	16	—	—	(28,725)
Income from investment in consolidated subsidiaries	42,510	—	—	(42,510)	—
Other non operating income (expenses)	19,754	(18,026)	—	—	1,728
Income tax expense	(12)	(170)	—	—	(182)
Net income	$22,229	$42,510	$—	$(42,510)	$22,229

Cash flows from operations	$2,961	$41,066	$—	$—	$44,027
Cash flows used in investing activites	(1,955)	(5,584)	—	—	(7,539)
Cash flows provided by (used in) financing activities	20,195	(43,056)	—	—	(22,861)
Cash at beginning of year	3,179	16,767	—	—	19,946
Cash at end of period	$24,380	$9,193	$—	$—	$33,573

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries as of and for the three months ended September 30, 2013 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$973	$148,246	$—	$(299)	$148,920
Costs applicable to revenues	(586)	(90,105)	—	299	(90,392)
Operating expenses	(4,260)	(37,285)	—	—	(41,545)
Interest expense, net	(9,571)	10	—	—	(9,561)
Income from investment in consolidated subsidiaries	14,221	—	—	(14,221)	—
Other non operating income (expenses)	6,484	(6,579)	—	—	(95)
Income tax expense	(4)	(66)	—	—	(70)
Net income	$7,257	$14,221	$—	$(14,221)	$7,257

The following are summarized balance sheet statements setting forth certain financial information concerning the Guarantor Subsidiaries as of December 31, 2012 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Cash & cash equivalents	$3,179	$16,767	$—	$—	$19,946
Accounts receivable - less allowance for doubtful accounts	3,308	213,617		(185,402)	31,523
Inventories	—	65,221	—	—	65,221
Prepaid expenses and other assets	881	12,849	—	—	13,730
Total current assets	7,368	308,454	—	(185,402)	130,420

Property and equipment, net	2,701	21,297	—	—	23,998
Affiliate note and investments	40,000	5,075	—	(40,000)	5,075
Intangible assets, net	8,851	3,514	—	—	12,365
Goodwill	49,944	—	—	—	49,944
Investment in subsidiaries	796,231	—	—	(796,231)	—
Deferred tax assets, net	—	79	—	—	79
Other assets	6,257	2,223	—	—	8,480
Total assets	$911,352	$340,642	$—	$(1,021,633)	$230,361

Accounts payable	$631	$16,373	$—	$—	17,004
Accrued and other liabilities	8,596	24,074	—	—	32,670
Deferred revenue and gains	126	54,457	—	—	54,583
Current portion of long-term debt	195,402	40,000	—	(225,402)	10,000
Total current liabilities	204,755	134,904		(225,402)	114,257

Deferred revenue and gains	1,922	32,394	—	—	34,316
Long-term debt, net of current portion	310,598	11,872	—	—	322,470
Other long-term liabilities	637,873	(634,759)	—	—	3,114
Total liabilities	1,155,148	(455,589)		(225,402)	474,157

Interdivisional equity	—	796,231	—	(796,231)	—
Member’s deficit	(243,796)	—	—	—	(243,796)
Total liabilities & member’s deficit	$911,352	$340,642	$—	$(1,021,633)	$230,361

(6) NOTES OFFERING, GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (continued)

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the nine months ended September 30, 2012 (in thousands).

			NON-		GSE
	GSE	GUARANTORS	GUARANTOR	ELIMINATIONS	CONSOLIDATED
Revenue	$6,499	$395,213	$—	$(5,707)	$396,005
Costs applicable to revenues	(8,026)	(236,484)	—	5,707	(238,803)
Operating expenses	(13,329)	(104,623)	—	—	(117,952)
Interest expense, net	(32,957)	56	—	—	(32,901)
Income from investment in consolidated subsidiaries	36,991	—	—	(36,991)	—
Other non operating income (expenses)	21,410	(17,145)	—	—	4,265
Income tax expense	(142)	(26)	—	—	(168)
Net income	$10,446	$36,991	$—	$(36,991)	$10,446

Cash flows from operations	$(43,863)	$59,365	$—	$2,025	$17,527
Cash flows provided by (used in) investing activities	(1,607)	(6,700)	—	—	(8,307)
Cash flows provided (used in) by financing activities	52,414	(61,073)	—	(2,025)	(10,684)
Cash at beginning of year	7,749	12,526	—	—	20,275
Cash at end of period	$14,693	$4,118	$—	$—	$18,811

The following are summarized statements setting forth certain financial information concerning the Guarantor Subsidiaries for the three months ended September 30, 2012 (in thousands).

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

(7) INTEREST RATE SWAP AGREEMENTS (continued)

The following is the location and amount of gains and losses on derivative instruments in the statement of operations for the nine months ended September 30, 2013 and 2012 (in thousands):

	Interest Rate Swap Agreements
	9/30/2013	9/30/2012
Derivatives not designated as hedging instruments:
Amount of Gain recognized in income on Statement of Operations	$—	$3,448

Location of Gain recognized in Statement of Operations	Gain on derivative instrument

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

As of September 30, 2013 and December 31, 2012, the Company holds contingent consideration that is required to be measured at fair value on a recurring basis.  The contingent consideration arrangement involves the purchase of the Good Sam Travel- Assist program from a current marketing partner which requires the Company to pay an agreed upon percentage of acquisition and renewal revenue over a five year period ending on July 31, 2017.  The contingent consideration approximates the projected amount that would have been received by the marketing partner over the next five years if the prior marketing agreement was extended.  This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820.

The Company’s liability at September 30, 2013 and December 31, 2012, measured at fair value on a recurring basis subject to the disclosure requirements from accounting guidance, was as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Amount	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2013:
Contingent consideration	(1,961)	—	—	(1,961)

As of December 31, 2012:
Contingent consideration	(2,693)	—	—	(2,693)

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

The following table presents the reported carrying value and fair value information for the Company’s Senior Secured Notes and the CW Credit Facility.  The fair values shown below for the Senior Secured Notes is based on quoted prices in the market for identical assets (Level 1), and the CW Credit Facility is based on indirect observable inputs (Level 2) (in thousands):

	9/30/2013		12/31/2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Notes	$321,385	$349,992	$320,598	$348,364
CW Credit Facility	—	—	11,872	11,872

(9) SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events through the filing date and concluded that, other than noted below, no other subsequent events have occurred that would require recognition in the Company’s Consolidated Financial Statements or disclosed in the Notes to the Consolidated Financial Statements.

On November 5, 2013, the Company announced that an intermediate parent, CWGS Group, LLC, a Delaware limited liability company (the “CWGS”), which also owns the outstanding equity interests of its affiliate FreedomRoads Holding Company, LLC that operates RV dealerships throughout the United States, is seeking commitments for a privately arranged senior secured financing (the “Refinancing”).  As part of the Refinancing, on November 5, 2013 the Company launched a tender offer, to purchase for cash any and all its outstanding Senior Secured Notes (the “Tender Offer”), subject to the consummation of the Refinancing on terms satisfactory to the Company and CWGS.  The complete terms and conditions of the Tender Offer are set forth in an Offer to Purchase sent to holders of the Senior Secured Notes.

ITEM 2:

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Income and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	THREE MONTHS ENDED
	9/30/2013	9/30/2012	Inc/(Dec)

REVENUES:
Membership services	31.2%	31.7%	5.0%
Retail	68.8%	68.3%	7.4%
	100.0%	100.0%	6.7%

COSTS APPLICABLE TO REVENUES:
Membership services	18.4%	18.4%	6.8%
Retail	42.3%	42.2%	6.8%
	60.7%	60.6%	6.8%

GROSS PROFIT	39.3%	39.4%	6.5%

OPERATING EXPENSES:
Selling, general and administrative	25.8%	27.4%	0.8%
Depreciation and amortization	2.1%	2.7%	(17.7)%
	27.9%	30.1%	(0.9)%

INCOME FROM OPERATIONS	11.4%	9.3%	30.2%

NON-OPERATING ITEMS:
Interest income	0.1%	0.2%	(8.4)%
Interest expense	(6.5)%	(8.0)%	(12.8)%
Gain on derivative instrument	—	0.9%	(100.0)%
Loss on sale of assets or businesses	(0.1)%	—	nm
	(6.5)%	(6.9)%	(0.6)%

INCOME BEFORE INCOME TAXES	4.9%	2.4%	120.6%

INCOME TAX EXPENSE	—	(0.1)%	22.8%

NET INCOME	4.9%	2.3%	122.3%

nm = not material

GOOD SAM ENTERPRISES, LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table is derived from the Company’s Consolidated Statements of Income and expresses the results from operations as a percentage of revenues and reflects the net increase (decrease) between periods:

	NINE MONTHS ENDED
	9/30/2013	9/30/2012	Inc/(Dec)

REVENUES:
Membership services	34.9%	35.5%	4.0%
Retail	65.1%	64.5%	7.1%
	100.0%	100.0%	6.0%

COSTS APPLICABLE TO REVENUES:
Membership services	20.3%	20.8%	3.7%
Retail	40.2%	39.5%	7.9%
	60.5%	60.3%	6.4%

GROSS PROFIT	39.5%	39.7%	5.4%

OPERATING EXPENSES:
Selling, general and administrative	25.5%	27.1%	(0.4)%
Depreciation and amortization	2.2%	2.7%	(12.2)%
	27.7%	29.8%	(1.4)%

INCOME FROM OPERATIONS	11.8%	9.9%	25.9%

NON-OPERATING ITEMS:
Interest income	0.1%	0.2%	(8.3)%
Interest expense	(7.0)%	(8.5)%	(12.6)%
Gain on derivative instrument	—	0.9%	(100.0)%
Loss on debt restructure	—	(0.1)%	100.0%
Gain on sale of assets or businesses	0.4%	0.3%	37.5%
	(6.5)%	(7.2)%	(5.7)%

INCOME BEFORE INCOME TAXES	5.3%	2.7%	111.1%

INCOME TAX EXPENSE	—	(0.1)%	8.3%

NET INCOME	5.3%	2.6%	112.8%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013

Compared With Three Months Ended September 30, 2012

Revenues

Revenues of $148.9 million for the third quarter of 2013 increased $9.3 million, or 6.7%, from the comparable period in 2012.

Membership Services revenues of $46.5 million for the third quarter of 2013 increased $2.2 million, or 5.0%, from the comparable period in 2012.  This revenue increase was largely attributable to a $2.6 million increase from the extended vehicle warranty programs due to an increase in average revenue per contract and increased contracts in force, a $1.2 million increase from the roadside assistance programs primarily due to increased contracts in force, a $1.0 million increase in revenue from the Good Sam TravelAssist program acquired in 2012, a $0.4 million increase from additional online advertising revenue in the Good Sam RV Travel Guide & Campground Directory, and a $0.3 million increase in revenue from the marketing of vehicle insurance products.  These increases were partially offset by a $2.3 million reduction from the outdoor powersports magazine group primarily due to the sale of its remaining magazine titles and shows in March 2013, and a $1.0 million revenue reduction resulting from merging the President’s Club into the Good Sam Club.

Retail revenues of $102.5 million for the third quarter of 2013 increased by $7.1 million, or 7.4%, from the comparable period in 2012.  Store merchandise sales increased $5.9 million from the third quarter of 2012 due to a same store sales increase of $2.1 million, or 3.3%, and a $5.4 million increase from the opening of twenty-one new stores over the last twenty-one months, which were partially offset by a $1.6 million decrease in revenue from four discontinued stores that were closed in the last twenty-one months in order to consolidate operations within specific geographic areas.  Further, catalog and internet revenue increased $1.2 million.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.

Costs Applicable to Revenues

Costs applicable to revenues totaled $90.4 million for the third quarter of 2013, an increase of $5.7 million, or 6.8%, from the comparable period in 2012.

Membership Services costs applicable to revenues of $27.4 million for the third quarter of 2013 increased $1.7 million, or 6.8%, from the comparable period in 2012.  This increase consisted of higher program expenses for the extended vehicle warranty programs of $1.7 million primarily relating to increased revenue, increased program and fulfillment expenses for the roadside assistance programs of $1.3 million, $0.8 million of additional marketing expenses for the vehicle insurance programs, $0.5 million of additional expenses relating to the travel assist program acquired in 2012, and $0.4 million of additional campground directory advertising expenses, relating to increased online revenue.  These increases were partially offset by a $1.9 million decrease relating to the sale of the outdoor powersports magazines and shows in March 2013, and a $1.1 million decrease in Good Sam Club marketing and fulfillment expenses primarily the result of merging the President’s Club into the Good Sam Club.

Retail costs applicable to revenues for the third quarter of 2013 increased $4.0 million, or 6.8%, to $63.0 million.  The retail gross profit margin of 38.5% for the third quarter of 2013 increased from 38.1% for the comparable period in 2012 primarily due to increased merchandise product margins resulting from recent retail price increases.

Operating Expenses

Selling, general and administrative expenses of $38.4 million for the third quarter of 2013 increased $0.3 million compared to the third quarter of 2012. This increase was primarily due to a $1.7 million increase in retail selling, general and administrative expenses, mainly related to increased labor in connection with the opening of twenty-one new stores in the last twenty-one months, partially offset by a $1.4 million reduction in club branding and legal expenses.

Depreciation and amortization expense of $3.1 million for the third quarter of 2013 decreased $0.7 million from the prior year primarily due to the completed amortization of customer lists related to consumer show purchases.

Income from Operations

Income from operations for the third quarter of 2013 totaled $17.0 million compared to $13.0 million for the third quarter of 2012.  As described in more detail under “Revenues,” “Costs Applicable to Revenues” and “Operating Expenses” above, this increase of $3.9 million was primarily the result of the increases in gross profit for the Retail and Membership Services segments of $3.1 million and $0.4 million, respectively, and a $0.4 million decrease in operating expenses for the third quarter of 2013.

Non-Operating Items

Non-operating expenses of $9.7 million for the third quarter of 2013 decreased $0.1 million compared to the third quarter of 2012 due a $1.4 million decrease in interest expense primarily due to the expiration of the interest rate swap agreements in October 2012, partially offset by a decrease in gain on derivative instruments of approximately $1.2 million related to the interest rate swap agreements which expired in October 2012, and a $0.1 million loss on sale of retail assets in 2013.

Income before Income Tax

Income before income tax for the third quarter of 2013 was $7.3 million, compared to $3.3 million for the third quarter of 2012.  This $4.0 million favorable change was attributable to the $3.9 million increase in income from operations in the third quarter of 2013 and the decrease in non-operating items of $0.1 million mentioned above.

Income Tax Expense

The Company recorded income tax expense of approximately $0.1 million for the third quarter of 2013, which was flat compared to the third quarter of 2012.

Net Income

Net income was $7.3 million for the third quarter of 2013 and $3.3 million for the third quarter of 2012.  This $4.0 million increase was mainly due to the income from operations improvement noted above.

Segment Profit (Loss)

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

Due to the sale, in the first quarter of 2013, of the Company’s remaining non-RV publications operated in the Membership Services — Media segment, the Company made a change in its reportable segments by consolidating the Membership Services — Media segment with the Membership Services segment.  The remaining publication and show operating units share common management with and cater to the same RV customer base as the Membership Services segment.  Accordingly, there are currently two reportable segments: (i) Membership Services and (ii) Retail.

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

Membership Services segment operating profit of $16.8 million for the third quarter of 2013 increased $2.0 million, or 13.9%, from the comparable period in 2012.  This increase was attributable to a $1.0 million increase from the extended vehicle warranty programs due to an increased number of policies in force, a $0.7 million increase from the operations of the consumer show group, a $0.6 million reduction in club branding expense, and a $0.4 million increase from the travel assist program acquired in 2012.  These positive effects on operating profit were partially offset by a $0.5 million reduction in other club and media operating profit, and a $0.2 million decrease from the roadside assistance products due to increased program costs.

Retail segment operating profit of $4.4 million for the third quarter of 2013 increased $1.1 million, or 35.2% from the comparable period in 2012 due to a $2.9 million increase in gross profit partially offset by a $1.7 million increase in selling, general and administrative expenses primarily due to the opening of new stores, and a $0.1 million increase in depreciation and amortization expense.

Nine Months Ended September 30, 2013

Compared With Nine Months Ended September 30, 2012

Revenues

Revenues of $419.8 million for the first nine months of 2013 increased $23.8 million, or 6.0%, from the comparable period in 2012.

Membership Services revenues of $146.4 million for the first nine months of 2013 increased $5.7 million, or 4.0%, from the comparable period in 2012.  This revenue increase was largely attributable to a $8.6 million increase from the extended vehicle warranty programs due to an increase in average revenue per contract and increased contracts in force, a $2.8 million increase in revenue from the travel assist program acquired in 2012, a $2.3 million increase from the roadside assistance programs primarily due to increased contracts in force, and a $1.6 million increase in the campground directory revenue, mostly related to online revenues.  These increases were partially offset by a $5.3 million reduction in the outdoor powersports magazine group primarily due to the sale of its remaining magazine titles and shows in March 2013, a $2.2 million reduction primarily from an additional member rally which occurred in the first quarter of 2012, and a $2.1 million revenue reduction resulting from merging the President’s Club into the Good Sam Club.

Retail revenues of $273.5 million for the first nine months of 2013 increased by $18.1 million, or 7.1%, from the comparable period in 2012.  Store merchandise sales increased $18.9 million from the first nine months of 2012 due to a same store sales increase of $7.1 million, or 4.1%, and a $15.8 million increase from the opening of twenty-one new stores over the last twenty-one months, which were partially offset by a $4.0 million decrease in revenue from four discontinued stores that were closed in the last twenty-one months in order to consolidate operations within specific geographic areas.  Further, mail order and internet revenue increased $1.1 million, supplies and other revenue increased $0.4 million, and installation and service fees decreased $2.3 million.  Same store sale calculations for a given period include only those stores that were open both at the end of that period and at the beginning of the preceding fiscal year.

Costs Applicable to Revenues

Costs applicable to revenues totaled $254.1 million for the first nine months of 2013, an increase of $15.3 million, or 6.4%, from the comparable period in 2012.

Membership Services costs applicable to revenues of $85.3 million for the first nine months of 2013 increased $3.0 million, or 3.7%, from the comparable period in 2012.  This increase consisted of higher program and marketing expenses for the extended vehicle warranty and roadside assistance of $5.6 million and $2.6 million, respectively, primarily relating to increased revenue, $1.1 million of additional expenses relating to the travel assist program acquired in 2012, and $0.9 million of additional campground directory advertising expenses, relating to increased online revenue. These increases were partially offset by expense decreases of $4.8 million, primarily relating to the sale of the outdoor power sports magazines and shows in March 2013, and $2.4 million primarily from an additional annual rally in the first quarter of 2012.

Retail costs applicable to revenues for the first nine months of 2013 increased $12.3 million, or 7.9%, to $168.8 million.  The retail gross profit margin of 38.3% for the first nine months of 2013 decreased from 38.7% for the comparable period in 2012 primarily due to a change in sales mix away from the higher margin install and service fee revenue and increased distribution expenses.

Operating Expenses

Selling, general and administrative expenses of $106.9 million for the first nine months of 2013 decreased $0.4 million compared to the first nine months of 2012. This decrease was primarily due to a reduction of legal and club branding expenses of $2.6 million, and reduced other general and administrative expenses of $0.7 million, partially offset by a $2.9 million increase in retail selling, general and administrative expenses, mainly related to increased labor in connection with the opening of twenty-one new retail stores in the last twenty-one months.

Depreciation and amortization expense of $9.3 million decreased $1.3 million from the prior year primarily due to the completed amortization of customer lists related to consumer show purchases.

Income from Operations

Income from operations for the first nine months of 2013 totaled $49.4 million compared to $39.2 million for the first nine months of 2012.  As described in more detail under “Revenues,” “Costs Applicable to Revenues” and “Operating Expenses” above, this increase of $10.2 million was primarily the result of increases in gross profit for the Retail and Membership Services segments of $5.8 million and $2.7 million, respectively, and a $1.7 million decrease in operating expenses for the first nine months of 2013.

Non-Operating Items

Non-operating expenses of $27.0 million for the first nine months of 2013 decreased $1.6 million compared to the first nine months of 2012 due to a $4.1 million decrease in net interest expense primarily due to the expiration of the interest rate swap agreements in October 2012, a net gain on sale of businesses of $0.5 million ($1.7 million on sale of the powersports magazine titles, shows and conferences in 2013 compared to a gain of approximately $1.2 million in the first nine months of 2012, primarily relating to the sale of the Golf Card Club and consumer shows), and a $0.4 million reduction in loss on debt instruments, partially offset by a $3.4 million decrease in gain on derivative instruments related to the interest rate swap agreements which expired October 2012.

Income before Income Tax

Income before income tax for the first nine months of 2013 was $22.4 million, compared to $10.6 million for the first nine months of 2012.  This $11.8 million favorable change was attributable to the $10.2 million increase in income from operations in the first nine months of 2013 and the decrease in non-operating items of $1.6 million mentioned above.

Income Tax Expense

The Company recorded income tax expense of approximately $0.2 million for the first nine months of 2013, which remained unchanged from the first nine months of 2012.

Net Income

Net income for the first nine months of 2013 was $22.2 million versus $10.4 million for the first nine months of 2012.  This $11.8 million increase was mainly due to the income from operations improvement noted above.

Segment Profit (Loss)

The reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology, management expertise and marketing strategies.

Due to the sale, in the first quarter of 2013, of the Company’s remaining non-RV publications operated in the Membership Services — Media segment, the Company made a change in its reportable segments by consolidating the Membership Services — Media segment with the Membership Services segment.  The remaining publication and show operating units share common management with and cater to the same RV customer base as the Membership Services segment.  Accordingly, there are currently two reportable segments: (i) Membership Services and (ii) Retail.

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

Membership Services segment operating profit of $55.6 million for the first nine months of 2013 increased $7.7 million, or 16.1%, from the comparable period in 2012.  This increase was attributable to a $3.2 million increase from the extended vehicle warranty programs due to an increased number of policies in force, a $2.1 million increased from the operations of the consumer show group, a $1.6 million reduction in club branding expense, a $1.2 million increase from the travel assist program acquired in 2012, a $0.8 million increase from the campground directory and a $0.6 million net gain on sale of assets or businesses ($1.8 million in 2013 for outdoor powersports group, $0.7 million in 2012 for consumer shows, and $0.5 million in 2012 for Golf Card Club).  These positive effects on operating profit were partially offset by a $1.1 million reduction in other club operating profit, and a $0.7 million decrease from the roadside assistance products due to increased program costs.

Retail segment operating profit of $7.6 million for the first nine months of 2013 increased $1.7 million, or 28.9% from the comparable period in 2012 due to a $4.7 million increase in gross profit and a $0.2 million decrease in interest expense, partially offset by a $2.9 million increase in selling, general and administrative expenses, and a $0.3 million increase in depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $22.8 million and $16.2 million as of September 30, 2013 and December 31, 2012, respectively.  The primary reason for the low levels of working capital is the deferred revenue and gains reported under current liabilities of $66.0 million and $54.6 million as of September 30, 2013 and December 31, 2012, respectively, which reduces working capital.  Deferred revenue is primarily comprised of cash collected for club memberships in advance of services to be provided which is deferred and recognized as revenue over the life of the membership.  We use net proceeds from this deferred membership revenue to lower our long-term borrowings and meet our working capital needs.

Contractual Obligations and Commercial Commitments

The following table summarizes our commitments to make long-term debt, lease, deferred compensation and letter of credit payments at September 30, 2013.  This table includes principal and future interest due under our debt agreements based on interest rates as of September 30, 2013 and assumes debt obligations will be held to maturity.

	Payments Due by Period
(in thousands)	Total	Balance of 2013	2014 and 2015	2016 and 2017	Thereafter

Debt and future interest	$451,586	$18,721	$92,677	$340,188	$—
Operating lease obligations	244,562	6,288	47,826	37,764	152,684
Deferred compensation	500	257	243	—	—
Standby letters of credit	5,286	925	4,361	—	—
Grand total	$701,934	$26,191	$145,107	$377,952	$152,684

11.5% Senior Secured Notes due 2016

On November 30, 2010, the Company issued $333.0 million principal amount of 11.5% senior secured notes due 2016 (the “Senior Secured Notes”) at an original issue discount of 2.1%.  Interest on the Senior Secured Notes at a rate of 11.5% per annum is due each December 1 and June 1 commencing June 1, 2011.  The Senior Secured Notes mature on December 1, 2016.  The Company used the net proceeds of $326.0 million from the issuance of the Senior Secured Notes: (i) to irrevocably redeem or otherwise retire all of the 9% senior subordinated notes due 2012 in an approximate amount (including accrued interest through but not including November 30, 2010) of $142.5 million; (ii) to permanently repay all of the outstanding indebtedness under our existing senior secured credit facility in an approximate amount (including call premium and accrued interest through but not including November 30, 2010) of $153.4 million; (iii) to make a $19.6 million distribution to our direct parent, Affinity Group Holding, LLC (“Parent”), to enable it, together with other funds contributed to the Parent, to redeem, repurchase or otherwise acquire for value and satisfy and discharge all of its outstanding 10 7/8% senior notes due 2012; and (iv) to pay related fees and expenses in connection with the foregoing transactions and to provide for general corporate purposes.  As of September 30, 2013, an aggregate of $325.6 million of Senior Secured Notes remain outstanding.

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

The indenture (the “Senior Secured Notes Indenture”) governing the Senior Secured Notes limits the Company’s ability to, among other things, incur more debt, pay dividends or make other distributions to our Parent, redeem stock, make certain investments, create liens, enter into transactions with affiliates, merge or consolidate, transfer or sell assets and make capital expenditures.

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

The CW Credit Facility contains affirmative covenants, including financial covenants, and negative covenants.  Borrowings under the CW Credit Facility are guaranteed by the direct and indirect subsidiaries of Camping World and are secured by a pledge on the stock of Camping World and its direct and indirect subsidiaries and liens on the assets of Camping World and its direct and indirect subsidiaries.  The administrative agent under the CW Credit Facility, the collateral agent under the Senior Secured Notes Indenture, the Company, and certain guarantor subsidiaries of the Company have entered into an intercreditor agreement that governs their rights to the collateral pledged to secure the respective indebtedness of the Company and the guarantors pursuant to the CW Credit Facility and the Senior Secured Notes Indenture.  As of September 30, 2013, there were no borrowings under the revolver and $5.3 million of letters of credit were issued.

The Senior Secured Notes Indenture and the CW Credit Facility contain certain restrictive covenants relating to, but not limited to, mergers, changes in the nature of the business,

acquisitions, additional indebtedness, sale of assets, investments, and the payment of dividends subject to certain limitations and minimum operating covenants.  We were in compliance with all debt covenants at September 30, 2013.

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

Other Contractual Obligations and Commercial Commitments

For the nine months ended September 30, 2013, the Company made payments of $0.8 million on mature deferred compensation plans.  The Company expects to pay an additional $0.3 million on the mature deferred compensation plans in 2013.

Capital expenditures for the nine months ended September 30, 2013 totaling $7.4 million decreased $1.3 million from the first nine months of 2012.  The decrease was primarily due to reduced expenditures for a point-of sale system replacement and reduced new store openings.  Additional capital expenditures of approximately $3.0 million are anticipated for the balance of 2013, primarily for information technology upgrades and leasehold improvements relating to new and existing retail stores.  We expect to finance these capital expenditures through cash from operations, proceeds from the sale of assets and/or capital contributions.

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

Interest Rate Sensitivity Analysis

At September 30, 2013, we had debt totaling $321.4 million, net of $4.2 million in original issue discount, comprised of 100% fixed rate debt.  Holding other variables constant (such as debt levels), the earnings and cash flow impact of a one-percentage point increase/ decrease in interest rates would have no impact.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (principal executive officer) and the Executive Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the President and Chief Executive Officer along with the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5:  OTHER INFORMATION

None

ITEM 6:  EXHIBITS

See Index to Exhibits on page 41 of this report.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOD SAM ENTERPRISES, LLC

/s/ Thomas F. Wolfe
Date: November 12, 2013	Thomas F. Wolfe
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